Form 10-Q
period 2014-03-31
Ultragenyx Pharmaceutical Inc.
filed 2014-05-12
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                      .

Commission File No. 001-36276

ULTRAGENYX PHARMACEUTICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2546083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Leveroni Court, Novato, California	94949
(Address of principal executive offices)	(Zip Code)

(415) 483-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of May 7, 2014, the registrant had 30,035,894 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of commencing our clinical studies and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;

•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress, and results of future preclinical studies and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers and distributors;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance and expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

ULTRAGENYX PHARMACEUTICAL INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,447	$7,427
Short-term investments	109,950	45,950
Prepaid expenses and other current assets	4,239	1,848
Total current assets	169,636	55,225
Property and equipment, net	1,777	1,325
Restricted cash	744	451
Other assets	550	2,648
Total assets	$172,707	$59,649

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,495	$1,437
Accrued liabilities	3,238	4,406
Deferred rent—current portion	78	78
Total current liabilities	6,811	5,921
Convertible preferred stock warrant liability	—	3,419
Other liabilities	182	200
Total liabilities	6,993	9,540

Commitments and contingencies (Note 10)	—	—

Series A redeemable convertible preferred stock, par value of $0.001 per share—nil and 35,377,566 shares authorized; nil and 34,349,894 shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	51,001
Series B convertible preferred stock, par value of $0.001 per share—nil and 27,081,680 shares authorized, issued and outstanding as of March 31, 2014 and December 31, 2013	—	73,929
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 30,049,650 and 3,766,289 shares issued and outstanding as of March 31, 2014 and December 31, 2013	30	4
Additional paid-in capital	258,599	—
Accumulated other comprehensive income (loss)	(46)	11
Deficit accumulated during the development stage	(92,869)	(74,836)
Total stockholders’ equity (deficit)	165,714	(74,821)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$172,707	$59,649

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,		Period from April 22, 2010 (Inception) Through March 31,
	2014	2013	2014
Operating expenses:
Research and development	$8,353	$5,664	$54,499
General and administrative	1,986	1,083	11,916
Total operating expenses	10,339	6,747	66,415
Loss from operations	(10,339)	(6,747)	(66,415)
Other income (expense), net:
Interest income	93	26	314
Interest expense	—	—	(318)
Other expense, net	(3,384)	(14)	(6,770)
Total other income (expense), net	(3,291)	12	(6,774)
Net loss	$(13,630)	$(6,735)	$(73,189)
Net loss attributable to common stockholders	$(18,438)	$(8,205)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(2.84)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	21,582,435	2,893,997

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from April 22, 2010 (Inception) Through March 31,
	2014	2013	2014
Net loss	$(13,630)	$(6,735)	$(73,189)
Other comprehensive income:
Unrealized loss on available-for-sale securities	(57)	—	(46)
Total comprehensive loss	$(13,687)	$(6,735)	$(73,235)

See accompanying notes.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)(In thousands)

	Three Months Ended March 31,		Period from April 22, 2010 (Inception) Through March 31,
	2014	2013	2014
Operating activities:
Net loss	$(13,630)	$(6,735)	$(73,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	124	914
Noncash interest expense	—	—	318
Amortization of premium (discount) on investment securities	479	(6)	1,892
Stock-based compensation	795	191	2,597
Revaluation of convertible preferred stock warrant liability	3,324	(2)	6,540
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,391)	(776)	(4,239)
Other assets	2,098	(96)	(550)
Accounts payable	2,058	1,339	3,495
Accrued liabilities and other liabilities	(1,186)	(332)	3,498
Net cash used in operating activities	(8,336)	(6,293)	(58,724)

Investing activities:
Purchase of property and equipment	(569)	(177)	(2,691)
Purchase of investments	(87,998)	(14,923)	(151,951)
Proceeds from maturities of investments	23,462	—	40,063
Increase in restricted cash	(293)	—	(744)
Net cash used in investing activities	(65,398)	(15,100)	(115,323)

Financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	103,888
Net proceeds from issuance of common stock	126,100	1	126,402
Proceeds from issuance of promissory notes	—	—	3,550
Payment of preferred stock dividend	(4,346)	—	(4,346)
Net cash provided by financing activities	121,754	1	229,494
Net increase (decrease) in cash and cash equivalents	48,020	(21,392)	55,447
Cash and cash equivalents at beginning of period	7,427	86,190	—
Cash and cash equivalents at end of period	$55,447	$64,798	$55,447

Supplemental disclosures of non-cash investing and financing information:
Issuance of convertible preferred stock warrants	$—	$—	$202
Issuance of Series A redeemable convertible preferred stock in lieu
of cash dividend	$—	$—	$2,070
Reclassification of warrant liability to equity upon conversion to
common stock warrants	$6,743	$—	$6,743
Conversion of interest accrued on promissory notes into Series A
redeemable convertible preferred stock	$—	$—	$114
Conversion of promissory notes into Series A redeemable
convertible preferred stock	$—	$—	$3,550
Conversion of Series A and Series B preferred stock to common stock	$129,360	$—	$129,360

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a development stage biotechnology company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with an initial focus on serious and debilitating metabolic genetic diseases. The Company is currently conducting a Phase 2 extension study of sialic acid, extended release (SA-ER) in patients with hereditary inclusion body myopathy (HIBM), a progressive muscle-wasting disorder; a Phase 1/2 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease; a Phase 2 clinical study for triheptanoin for the treatment of patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; and a Phase 2 clinical study of triheptanoin, in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy. The Company has also entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) for KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, intended for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth.

On January 30, 2014, the Company’s registration statements on Form S-1 (File Nos. 333-192244 and 333-193675) relating to its initial public offering (IPO) of its common stock were declared effective by the Securities and Exchange Commission (SEC). The shares began trading on The NASDAQ Global Select Market on January 31, 2014. The public offering price of the shares sold in the offering was $21.00 per share. The IPO closed on February 5, 2014 and included 6,624,423 shares of common stock, which included 864,054 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. The Company received total proceeds from the offering of $129.4 million, net of underwriting discounts and commissions of $9.7 million. After deducting offering expenses of approximately $3.3 million and a cash dividend of $4.3 million, which was paid to the preferred stockholders on the closing date, net proceeds were approximately $121.7 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 19,598,486 shares of common stock and the Series A convertible preferred stock warrants were converted into warrants to purchase common stock.

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 5, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 275,000,000 shares, of which 250,000,000 shares are common stock and 25,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at March 31, 2014.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. general accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 24, 2014 with the SEC.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The condensed balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Reverse Stock Split

In January 2014, the Company’s board of directors and its stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a 1-for-3.1345 basis (the “Reverse Stock Split”). The par values and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split, nor were the outstanding shares of preferred stock. All issued and outstanding common stock and related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. A proportional adjustment to the conversion ratio for each series of convertible preferred stock was also effected in connection with the Reverse Stock Split. The Reverse Stock Split was effected on January 17, 2014.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, convertible preferred stock and related warrants, common stock, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Short-Term Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and were reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income and other expense, respectively. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental accounting, legal and printing fees relating to the IPO, were initially capitalized. The deferred offering costs of $3.3 million were subsequently offset against IPO proceeds upon the completion of the IPO in February of 2014. As of December 31, 2013, $2.3 million of deferred offering costs were capitalized and included in prepaid and other current assets on the balance sheet.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company’s cash, cash equivalents, and short-term investments are held by financial institutions that management believes are of high credit quality. The Company’s investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, corporate bonds, and asset-backed securities and places restrictions on maturities and concentrations by type and issuer. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and corporate bond issuers to the extent recorded in the balance sheets.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the Series A convertible preferred stock and cumulative dividends paid on Series A and B convertible preferred stock. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$33,842	$—	$—	$33,842
Commercial paper	—	5,985	—	5,985
Corporate bonds	—	118,231	—	118,231
U.S. Government securities	—	2,998	—	2,998
Total financial assets	$33,842	$127,214	$—	$161,056

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,847	$—	$—	$6,847
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	44,950	—	44,950
Total financial assets	$6,847	$45,950	$—	$52,797
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$3,419	$3,419
Total financial liabilities	$—	$—	$3,419	$3,419

The convertible preferred stock warrant liability was classified as a Level 3 liability. As of December 31, 2013, the Company determined the estimated fair value of the warrants using an option-pricing method to allocate the equity value of the Company to the warrants based on the Company’s capital structure. The equity value was estimated using the back-solve method, whereby the equity value was derived from a recent transaction involving the Company’s own securities. The key inputs used to determine value of the warrants was an estimated fair value of the Company’s common stock of $12.14 per share, expected volatility of 70%, the expected time to liquidity event of 0.43 years and risk-free interest rate of 0.11%. The significant unobservable input used in the fair value measurement of the convertible preferred stock warrant liability was the equity value of the Company. Generally, increases (decreases) in the equity value of the Company would result in a directionally similar impact to the fair value measurement of the preferred stock warrant liability.

As of January 30, 2014, the Company determined the estimated fair value of the warrants using the Black-Scholes option-pricing model. Inputs used to determine the fair value included the value of the Company’s common stock upon closing of the IPO of $21.00, the remaining contractual term of the warrants of 7.0 years, risk-free interest rate of 2.19% and expected volatility of 70%. The preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which were measured at fair value on a recurring basis until their conversion to common stock warrants and related reclassification to additional paid-in capital (in thousands):

	Three Months Ended March 31,
	2014	2013
Fair value, beginning of period	$3,419	$518
Change in fair value recorded as a loss in other expense, net	3,324	(2)
Reclassification of warrant liability to additional paid-in capital	(6,743)	—
Fair value, end of period	$—	$516

4.	Balance Sheet Components

Cash Equivalents and Short-term Investments

The fair values of cash equivalents and short-term investments classified as available-for-sale securities, consisted of the following:

	March 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$33,842	$—	$—	$33,842
Corporate bonds classified as cash equivalents	17,263	2	(1)	17,264
Commercial Paper classified as short-term investments	5,985	—	—	5,985
Corporate bonds classified as short-term investments	101,017	18	(68)	100,967
U.S Government securities classified as short-term investments	2,995	3	—	2,998
Total	$161,102	$23	$(69)	$161,056

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$6,847	$—	$—	$6,847
Commercial Paper classified as short-term investments	1,000	—	—	1,000
Corporate bonds classified as short-term investments	44,939	17	(6)	44,950
Total	$52,786	$17	$(6)	$52,797

At March 31, 2014, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Research and clinical trial expenses	$1,372	$1,886
Payroll and related expenses	1,557	2,360
Other	309	160
Total accrued liabilities	$3,238	$4,406

5.	License and Research Agreements

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

Under the collaboration and license agreement, the Company paid Nobelpharma $110,500 (10 million Yen) for the license, which was recorded as research and development expense in 2010, and also issued 76,567 shares of common stock to Nobelpharma with a minimal value. The Company is required to pay Nobelpharma royalties based on net sales upon product sales commencement. In addition, the Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The Company paid $495,000 in development milestone payments from inception through March 31, 2014. The remaining total aggregate payments, if all milestones are achieved by Nobelpharma, would be 200 million Yen (approximately $1.9 million based on the exchange rate at March 31, 2014). The Company will pay a high single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved. Net sales, as defined in the collaboration and license agreement, represent the net sales of products whereby the licensed compound is the active ingredient. If the products include other active ingredients, the portion of the net sales allocated to the licensed compound would be used in determining the royalty payments.

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

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK). Under the terms of this collaboration and license agreement, the Company and KHK will collaborate on the development and commercialization of certain products containing KRN23, an antibody directed towards FGF23, in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union, Switzerland, and Turkey, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date. The Company will share the costs for development activities in the profit share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KHK. On the applicable transition date in the relevant territory, KHK will become the lead party and be responsible for these costs. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. The Company is obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If KRN23 is approved, the Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize KRN23 in the European territory and the Company will develop and commercialize KRN23 in Latin America. KHK will manufacture and supply KRN23 for clinical use globally and will manufacture and supply KRN23 for commercial use in the profit share territory and Latin America.

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company recognized $710,000 for its share of the costs as research and development expenses for the three months ended March 31, 2014. For the period from April 22, 2010 (Inception) through March 31, 2014, the Company recognized $1,514,000 for its share of the costs as research and development expenses.

6.	Convertible Preferred Stock Warrants and Common Stock Warrants

Upon the closing of the Company’s IPO, the Convertible Preferred Stock warrants were converted into warrants to purchase common stock.

As of March 31, 2014, outstanding common stock warrants consisted of the following:

Common Stock Warrants:	Number of Warrants	Date Issued	Term	Exercise Price
Common stock	83,167	June 2010	10 years	$3.006
Common stock	203,759	February 2011	10 years	3.006
Common stock	66,533	June 2011	10 years	3.006
Total common stock warrants	353,459

As of December 31, 2013, outstanding preferred stock warrants consisted of the following:

Convertible Preferred Stock Warrants:	Number of Warrants	Date Issued	Term	Exercise Price
Series A	241,803	June 2010	10 years	$1.034
Series A	592,417	February 2011	10 years	1.034
Series A	193,442	June 2011	10 years	1.034
Total convertible preferred stock warrants	1,027,662

The fair value of the warrants was estimated to be $6.7 million and $3.4 million as of January 30, 2014 (pricing date of IPO) and December 31, 2013, respectively.

The Company recorded ($3.3 million), $2,000, and ($6.5 million) to other income (expense) for three months ended March 31, 2014 and 2013 and for the period from April 22, 2010 (Inception) through March 31, 2014, representing the change in fair value of the warrants for the respective period.

7.	Convertible Preferred Stock

The holders of the Series A and Series B convertible preferred stock were entitled to receive cumulative dividends at the rate of $0.062 per share per annum, payable in the form of cash. Dividends accrued from day to day, whether or not declared, but were paid only when, as, and if declared by the Board of Directors. During 2012, $2.1 million of dividends were declared and paid to holders of Series A convertible preferred stock in the form of additional Series A convertible preferred stock. Dividends in arrears as of December 31, 2013 were $4.0 million for both series of preferred stock. Upon the closing of the IPO in February 2014, all shares of convertible preferred stock then outstanding automatically converted in 19,598,486 shares of common stock. In connection with the conversion of the convertible preferred stock, all accrued and outstanding dividends in the amount of $4.3 million were paid.

The Company initially recorded the Series A and Series B convertible preferred stock at their issuance price, which represents the carrying value. The Series A convertible preferred stock was redeemable at any time after June 16, 2017 once a written request to redeem such stock was received by the Company from holders of not less than seventy-five percent of the then outstanding Series A convertible preferred stock. As only the passage of time was required for the Series A convertible preferred stock to become redeemable, the difference in the initial carrying value of the Series A convertible preferred stock and their total redemption value was being accreted from the issuance date through the first redemption date of June 16, 2017. The Company recorded accretion of $4.4 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. As a result of the conversion of the preferred stock to common stock in connection with the Company’s IPO, the Company is no longer accreting the Series A convertible preferred stock to its previously calculated redemption value.

8.	Stock-Based Compensation

2011 Equity Incentive Plan

In 2011, the Company adopted the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the 2011 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive stock options must be at least 110% of fair market of the common stock on the grant date, as determined by the Board of Directors. The terms of options granted under the 2011 Plan may not exceed ten years. Options granted generally vest over a period of four years. Typically, the vesting schedule for option grants to newly hired employees provides that 1/4 of the grant vests upon the first anniversary of the employee’s date of hire, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. All other employee options typically vest in equal monthly installments over the four-year vesting schedule. In connection with the Company’s IPO, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Incentive Plan.

2014 Incentive Plan

In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan), which became effective upon the closing of the Company’s IPO in February 2014. The 2014 Plan had 2,250,000 shares of common stock available for future issuance at the time of its inception, which included 655,038 shares available under the 2011 Plan, which were transferred to the 2014 Plan upon adoption. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. The 2014 Plan provides for the granting of stock-based awards to employees, directors, and consultants under similar terms, conditions and provisions as the 2011 Plan.

Founder’s Stock

In connection with the Series A preferred stock financing, the Company entered into a stock repurchase agreement with the founder on June 16, 2011, whereby 2,552,241 shares of common stock previously owned by the founder were subject to repurchase by the Company at the original issuance price in the event that the founder’s employment is terminated either voluntarily or involuntarily. The repurchase rights lapsed over a period of two years from June 16, 2011. The Company calculated the estimated fair value of these restricted shares at the time the restriction was added to the shares as $1,199,000 and recorded this amount as stock-based compensation ratably over the period that the repurchase rights lapsed. Stock-based compensation expense pertaining to the founder’s stock was $0, $149,000, and $1,199,000 for the three months ended March 31, 2014 and 2013 and for the period from April 22, 2010 (Inception) through March 31, 2014, respectively.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended March 31,		Period from April 22, 2010 (Inception) Through March 31,
	2014	2013	2014
Research and development	$705	$30	$1,156
General and administrative	90	161	1,441
Total stock-based compensation	$795	$191	$2,597

9.	Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company has not provided any contributions to the plan since its inception through March 31, 2014.

10.	Commitments and Contingencies

Commitments

The Company has various manufacturing, clinical, research, and other contracts with vendors in the conduct of the normal course of its business. As of March 31, 2014, the Company had a binding obligation for approximately $850,000 with a manufacturing vendor for the production of a drug substance for one of its product candidates.  All other significant contracts as of March 31, 2014 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received at the time the termination became effective.

Contingencies

While there are no legal proceedings the Company is aware of, the Company may become party to various claims and complaints arising in the ordinary course of business. Management does not believe that any ultimate liability resulting from any such claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of such claims, and their resolution could be material to the Company for any particular period, depending upon the level of income or loss for the period, as well as the Company’s balance sheet.

11.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(13,630)	$(6,735)
Accretion and dividends on convertible preferred stock	(4,808)	(1,470)
Net loss attributable to common stockholders	$(18,438)	$(8,205)
Denominator:
Weighted-average common shares outstanding	21,582,435	3,461,161
Less: weighted-average unvested common shares subject to repurchase	—	(567,164)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	21,582,435	2,893,997
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(2.84)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock	—	19,598,486
Stock options to purchase common stock	2,315,345	1,440,154
Common stock subject to repurchase	—	567,164
Warrants to purchase convertible preferred stock (as if converted)	—	353,459
Warrants to purchase common stock	353,459	—
	2,668,804	21,959,263

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our biologics pipeline includes the following three product candidates:

—

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, intended for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We plan to initiate a Phase 2 pediatric study in 2014. We also expect to continue the clinical development of KRN23 in adults with XLH.

—

rhGUS, or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-system disease, pervasive skeletal disease, and early death. We initiated a Phase 1/2 clinical study in MPS 7 in December 2013.

—

rhPPCA, or UX004, is an enzyme replacement therapy in preclinical development for galactosialidosis, a rare lysosomal storage disease that can cause multi-system clinical disease similar to MPS 7 including enlarged liver, joint disease, abnormal bone development, short stature, and early death. We plan to continue preclinical development of rhPPCA during 2014.

Our substrate replacement therapy pipeline includes the following product candidates in development for three diseases:

—

Triheptanoin, or UX007, is a synthetic triglyceride with a specifically designed chemical composition being studied as an energy substrate replacement therapy in an international open-label Phase 2 study for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD. This is a set of rare metabolic diseases caused by the inability to convert fat into energy leading to low blood sugar, muscle rupture, and heart and liver disease.

—

Triheptanoin is also in a Phase 2 study for the treatment of glucose transporter type-1 deficiency syndrome, or Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder.

—

SA-ER, or UX001, is an extended-release form of sialic acid in a Phase 2 extension study for the treatment of hereditary inclusion body myopathy, or HIBM, a neuromuscular disorder that causes muscle weakness and wasting. Data from the Phase 2 study were presented at the American Academy of Neurology (AAN) Annual Meeting in April 2014. We continue to treat the patients from the Phase 2 study in an extension study and anticipate that data from the extension study will be available in late 2014.

Product Candidates

The following table summarizes our current product candidate pipeline:

KRN23 (UX023) for the treatment of XLH

KRN23 is a fully human monoclonal antibody administered via subcutaneous injection that is designed to bind and reduce the biological activity of FGF23 to increase abnormally low phosphate levels in patients with  XLH. Patients with XLH have low serum phosphate levels due to excessive phosphate loss into the urine, which is directly caused by the effect on kidney function of excess FGF23 production in bone cells. Low phosphate levels lead to poor bone mineralization and a variety of clinical manifestations, including rickets leading to bowing and other skeletal deformities, short stature, bone pain and fractures, poor quality bone, and muscle weakness. There is no approved drug therapy or treatment for the underlying cause of XLH. Most patients are managed using frequently dosed oral phosphate and vitamin D therapy, which is only partially effective at improving bone disease and growth and has significant side effects. Oral phosphate/vitamin D replacement therapy requires extremely close monitoring due to the potential for excessive phosphate levels and secondary increases in calcium, which can result in severe damage to the kidneys from excess calcium phosphate deposits and other complications. Additionally, some patients are unable to tolerate the regimen due to the chalky stool that results from taking large amounts of oral phosphate or the high frequency of dosing required.

In August 2013, we formed a collaboration with KHK to jointly develop and commercialize KRN23 for the treatment of XLH. KHK has conducted one Phase 1 study, one Phase 1/2 study and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We reviewed safety and efficacy data from the Phase 1/2 studies prior to entering into our collaboration with KHK, and we entered into the collaboration based in part upon our conclusion that these data were supportive of further development (serum phosphate, renal tubular reabsorption of phosphate, and vitamin D levels were increased, and the product appeared well tolerated).

Results from the Phase 1 single dose study in 38 adult XLH patients were presented at the American Society for Bone and Mineral Research Annual Meeting in October 2013 and published in the Journal of Clinical Investigation in February 2014. The data demonstrated that KRN23 was well tolerated and increased serum phosphate, or phosphorus, as well as vitamin D levels. Of the 38 adult XLH patients, 12 received a single subcutaneous injection of KRN23 (at doses of 0.1, 0.3, 0.6, or 1.0 mg/kg), 17 received a single intravenous injection of KRN23 (at doses of 0.003, 0.01, 0.03, 0.1, or 0.3 mg/kg) and 9 received placebo. The effect of KRN23 on the increase in serum phosphate levels was comparable between intravenous and subcutaneous administration; however, time to reach peak effect was slower and duration of effect was greater with subcutaneous administration compared with intravenous administration. The demonstrated improvement in serum phosphate levels suggests that significant benefit could be expected. Corresponding changes were observed in renal tubular reabsorption of phosphate. Increases in vitamin D were also observed, suggesting improved intestinal absorption of both phosphate and calcium. Changes were not observed in serum calcium.

No serious adverse events were reported in the Phase 1 study.  Approximately 83% of the subjects experienced at least one non-serious treatment-emergent adverse event, the most common of which were nausea and headache; no patients in the placebo or subcutaneous treatment arms reported these events. In the subcutaneous arm, two patients (approximately 17%) experienced elevated levels of the enzyme amylase in the blood, and two other patients (approximately 17%) experienced back pain. There did not appear to be a relationship between the incidence and types of adverse events and the dose administered following a single dose of study drug.

We expect KHK to release data from the completed Phase 1/2 adult repeat-dose studies during 2014.

We plan to initiate a Phase 2 pediatric study in 2014, in patients with radiographic evidence of bone disease, following discussions with multiple regulatory agencies on our pediatric study design. Depending on the results of our Phase 2 pediatric study, we intend to conduct a Phase 3 pediatric trial. Given the high turnover and growth of bone during childhood and the critical role phosphate plays in bone growth, pediatric XLH patients have the highest morbidity and potential for benefit in a shorter timeframe. As a result, pediatric XLH patients may also have the greatest potential for improvement based on third-party data regarding enzyme replacement therapy in hypophosphatasia, which is another genetic bone disease with poor bone mineralization related to phosphate metabolism caused by a different, unrelated mechanism. We also expect to continue to develop KRN23 in adults with XLH and plan to conduct an adult Phase 2b study in parallel with our Phase 3 pediatric trial.

rhGUS (UX003) for the treatment of MPS 7

Recombinant human beta-glucuronidase, or rhGUS, is an intravenous, or IV, enzyme replacement therapy for the treatment of MPS 7, also known as Sly Syndrome. Patients with MPS 7 suffer from severe cellular and organ dysfunction that typically leads to death in the teens or early adulthood. MPS 7 is caused by a deficiency of the lysosomal enzyme beta-glucuronidase, which is required for the breakdown of certain complex carbohydrates known as glycosaminoglycans, or GAGs. The inability to properly break down GAGs leads to their accumulation in many tissues, resulting in a serious multi-system disease. There are currently no approved drug therapies for MPS 7.

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

Preliminary data from the Phase 1/2 study were presented at the American College of Medical Genetics and Genomics (ACMG) Annual Clinical Genetics Meeting in March 2014. Results from three patients who had been administered 2 mg/kg of rhGUS every other week for two, six, and 12 weeks showed evidence of clearance of lysosomal storage as indicated by the decrease in urinary GAG excretion beginning at two weeks of treatment of approximately 30-50%. At the 12 week assessment of the first patient, absolute liver size was reduced by approximately 11%. This represents a 46% decrease in the excess liver size above normal for age and gender. The remaining patients have not yet reached the 12 week time point for liver size assessment. No serious adverse events were observed during up to 12 weeks of treatment, and no infusion-associated reactions were observed after a total of 13 infusions to date in these three subjects. The Phase 1/2 study will continue, and additional 12-week interim data are expected in the second half of 2014. If these results are supportive, we plan to initiate a pivotal Phase 3 study.

We are also supplying rhGUS to an investigator who is treating a single U.S. patient under an emergency investigational new drug, or eIND, application. Results from the treatment of this patient were presented at the Lysosomal Disease Network’s 10th Annual World Symposium in February 2014. Preliminary data showed a reduction in lysosomal storage based on reduced excretion of urinary GAG and a reduction in the size of the enlarged liver and spleen. The patient showed an improvement of pulmonary function and no infusion-associated reactions during the first 14 weeks of treatment. The patient’s caregivers also reported improved stamina and increased time spent in school.

The European Medicines Agency, or EMA, has agreed that approval under exceptional circumstances could be possible for a proposed 12-patient placebo-controlled pivotal study in this disease with urinary GAG levels as a surrogate primary endpoint provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study. The United States Food and Drug Administration, or FDA, has not yet agreed to the pivotal study plan and would like to see additional data correlating urinary GAG levels with other clinical endpoints, which we are collecting.

In addition to the above development plan, we intend to study MPS 7 patients under the age of five years, including potentially younger infants born with hydrops fetalis. Currently, these infants often die within a few months to one year, but enzyme replacement therapy might be able to reduce GAG storage and improve health and survival in these patients. This program would not start until we had obtained sufficient information from the Phase1/2 study to support the initiation of a trial in younger patients.

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

Triheptanoin (UX007) for the treatment of LC-FAOD

We are developing triheptanoin for oral administration intended as a substrate replacement therapy for patients LC-FAOD. Triheptanoin is a medium odd-chain triglyceride of three seven-carbon fatty acids designed to provide substrate replacement for fatty acid metabolism and restore production of energy. Patients with LC-FAOD have a deficiency that impairs the ability to produce energy from fat, which can lead to depletion of glucose in the body, and severe liver, muscle, and heart disease, as well as death. There are currently no approved drugs or treatments specifically for LC-FAOD. The current standard of care for LC-FAOD includes diligent prevention of fasting combined with the use of low-fat/high-carbohydrate diets, carnitine supplementation in some cases, and medium even-chain triglyceride, or MCT, oil supplementation. Despite treatment with the current standard of care, many patients continue to suffer significant morbidity and mortality.

We licensed certain intellectual property rights relating to triheptanoin from Baylor Research Institute in August 2012. Triheptanoin has been studied clinically for 13 years in approximately 130 human subjects affected by a variety of diseases, including greater than 60 patients with LC-FAOD. Multiple investigator-sponsored open-label studies suggest clinical improvements with triheptanoin treatment, even for patients who were on standard of care. We recently presented a retrospective medical record review study assessing the clinical outcome of triheptanoin treatment on LC-FAOD subjects who have been participating in a compassionate use program at the University of Pittsburgh Medical Center. The data showed that treatment with triheptanoin appeared to reduce the frequency and severity of hospitalizations previously experienced by these patients for disease-related causes, including muscle rupture, hypoglycemia, and cardiomyopathy. A reduction in mean total hospital days per year from 17.55 to 5.40 (69%; p = 0.0242) was observed after transitioning from standard of care to triheptanoin therapy.

Triheptanoin is currently being evaluated in a prospective international open-label Phase 2 study in approximately 30 severely affected LC-FAOD patients. A principal goal of the study is to determine the appropriate clinical endpoints and patient population for testing in potential later-stage pivotal studies. The study will evaluate patients, ages 6 months to 35 years, exhibiting significant clinical manifestations of LC-FAOD despite current therapy. Prior to initiating treatment with triheptanoin, subjects will continue current therapy for four weeks to establish their baseline condition. Triheptanoin will then be titrated to an expected target dose of 25-35% of total daily caloric intake via oral administration, while ensuring tolerability. The study will assess the impact of triheptanoin on several endpoints, including cycle ergometer performance, 12-minute walk test, muscle strength, creatine kinase levels, hypoglycemia, liver size, cardiac disease, and major medical events. The patients will be followed to evaluate the effects of triheptanoin treatment on acute clinical pathophysiology associated with LC-FAOD over 24 weeks, then may continue treatment for an additional 54 weeks for observation of major medical events. Data from this study should be available in 2015.

Triheptanoin (UX007) for the treatment of Glut1 DS

We are also developing triheptanoin for patients with Glut1 DS. Glut1 DS is caused by a mutation affecting the gene that codes for Glut1, which is a protein that transports glucose from the blood into the brain. Because glucose is the primary source of energy for the brain, Glut1 DS results in a chronic state of brain energy deficiency and is characterized by seizures, developmental delay, and movement disorder. There are currently no approved drugs specific to Glut1 DS. The current standard of care for Glut1 DS is the ketogenic diet, an extreme high-fat (70-80% of daily calories as fat)/low-carbohydrate diet, which generates ketone bodies as an alternative energy source to glucose, and one or more antiepileptic drugs. The ketogenic diet can be effective in reducing seizures but compliance can be difficult, and the diet has demonstrated limited effectiveness in the treatment of developmental delay and movement disorders. In addition, ketogenic diet can lead to side effects including renal stones. In general, Glut 1 DS patients are considered relatively refractory to antiepileptic drugs with only approximately 10% achieving seizure control on antiepileptic drugs alone. There are currently no antiepileptic drugs approved specifically for patients with Glut 1 DS.

Triheptanoin is intended as a substrate replacement therapy to provide an alternative source of energy to the brain in Glut1 DS patients. Although an open-label investigator-sponsored clinical study is ongoing and the results have not yet been reported, there are anecdotal reports of benefit in terms of reduced seizures and improved development rate in some Glut1 DS subjects taking triheptanoin. In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group study of up to 50 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with triheptanoin through week 52. Patient enrollment may be modified based on an interim analysis. We expect to release data from this trial in 2015.

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

SA-ER is intended as a substrate replacement therapy designed to address sialic acid deficiency and restore muscle function in HIBM patients. We have conducted a Phase 2 randomized, double-blind, placebo-controlled study of SA-ER in 47 HIBM patients. Data from this study were presented at the American Academy of Neurology (AAN) Annual Meeting in April 2014.Patients in the study were initially randomized to receive placebo, 3 grams, or 6 grams of SA-ER per day. After 24 weeks, placebo patients crossed over to either 3 grams or 6 grams total daily dose, on a blinded basis, for an additional 24 weeks. The final analysis compared change at week 48 from baseline for the combined groups at 6 grams versus 3 grams of SA-ER. Assessments included pharmacokinetics, composites of upper extremity and lower extremity muscle strength as measured by dynamometry, other clinical endpoints, patient reported outcomes, and safety.

At 24 weeks, assessments of upper extremity composite of muscle strength showed a statistically significant difference in the 6 gram group compared to placebo (+2.33 kg; 5.5% relative difference from baseline; p=0.040). At 48 weeks, a statistically significant difference between the combined 6 gram group and the combined 3 gram group was observed (+3.44 kg; 8.5% relative difference from baseline; p=0.0033). Patients with less advanced disease (able to walk more than 200 meters at baseline), a predefined subset, showed a more pronounced difference (+4.69 kg; 9.7% relative difference from baseline; p=0.00055). The lower extremity composite showed a similar pattern of response but did not show a statistically significant difference between the dose groups. None of the groups showed a significant decline in the lower extremity composite during the treatment period. A positive trend was seen in patient-reported outcomes of functional activity. SA-ER appeared to be well tolerated with no serious adverse events observed to date in either dose group, and no dose-dependent treatment-emergent adverse events were identified. Most adverse events were mild to moderate and most commonly gastrointestinal and pain related to bone biopsy procedures.

We continue to treat these patients in an extension study evaluating an increased daily dosage of sialic acid based on the dose dependence observed at weeks 24 and 48. We anticipate that data from the extension study should be available in late 2014. We also plan to discuss data from this program with regulatory authorities during 2014.

Financial Operations Overview

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $13.6 million and $6.7 million for the three months ended March 31, 2014 and 2013. As of March 31, 2014 we had incurred cumulative net losses of $73.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any revenue. We do not expect to receive revenue from any product candidates that we develop unless regulatory approvals are obtained for our products or we enter into collaborative agreements with third parties.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	expenses incurred under agreements with clinical study sites that conduct research and development activities on our behalf;
•	expenses incurred under license agreements with third parties;
•	employee and consultant-related expenses, which include salaries, benefits, travel, and stock-based compensation;
•	laboratory and vendor expenses related to the execution of preclinical, non-clinical, and clinical studies;

•	the cost of acquiring, developing, and manufacturing clinical study materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supply costs.

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

Other expense, net

Other expense, net primarily consists of gains and losses resulting from the remeasurement of our convertible preferred stock warrant liability. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until their conversion into warrants to purchase shares of our common stock at the completion of our initial public offering. At that time, we reclassified the convertible preferred stock warrant liability to additional paid-in capital which will no longer be subject to fair value adjustments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013:

Research and Development Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2014	2013	Change	Change
Development candidate:
KRN23	$877	$—	$877	*
rhGUS	1,329	2,142	(813)	-38%
rhPPCA	110	71	39	55%
Triheptanoin (LC-FAOD)	1,382	866	516	60%
Triheptanoin (Glut 1 DS)	1,026	42	984	2343%
SA-ER	2,246	1,832	414	23%
Other research and development costs	1,383	711	672	95%
Total research and development expenses	$8,353	$5,664	$2,689	47%

*not meaningful

Research and development expenses increased $2.7 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase in research and development expenses above is primarily due to:

•

for KRN23, an increase of $0.9 million related to development of our pediatric trial design, other development planning, and regulatory activities, since the product candidate was in-licensed in August 2013;

•	for rhGUS, a decrease of $0.8 million due to a reduced level of process development and manufacturing activity, partially offset by an increase in clinical trial activities;
•	for triheptanoin (LC-FAOD), an increase of $0.5 million related to the initiation of our clinical program, support of investigator-sponsored trials, and costs related to manufacturing;
•	for triheptanoin (Glut1 DS), an increase of $1.0 million related to the initiation of our clinical program, and drug production, since the product candidate was in-licensed in August 2013;
•	for SA-ER, an increase of $0.4 million related to the increase in clinical and manufacturing activities for this program; and
•	an increase of $0.7 million in other research and development costs in support of our product candidate pipeline.

We expect our research and development expenses to increase in the future as we advance our product candidates through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2014	2013	Change	Change
General and administrative	$1,986	$1,083	$903	83%

General and administrative expenses increased $0.9 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase in general and administrative expenses was primarily due to increases in professional services costs and in personnel costs resulting from an increase in employees in support of our activities.

We expect general and administrative expenses to increase in order for us to continue to support the costs of being a public company.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2014	2013	Change	Change
Interest income	$93	$26	$67	258%

Interest income increased $0.1 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to funds invested in 2014 from the closing of our IPO in February 2014.

Other Expense, net (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2014	2013	Change	Change
Other expense, net	$3,384	$14	$3,370	24071%

Other expense, net increased $3.4 million for the three months ended March 31, 2014 compared to the same period in 2013. This was primarily due to the $3.3 million increase in expense for the fair value remeasurement of the liability related to our convertible preferred stock warrants.  The preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock and $121.7 million in net proceeds from the sale of common stock in our IPO. As of March 31, 2014, we had $165.4 million in available cash, cash equivalents, and short-term investments and a deficit accumulated during the development stage of $73.2 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing accounts, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash used in operating activities	$(8,336)	$(6,293)
Cash used in investing activities	(65,398)	(15,100)
Cash provided by financing activities	121,754	1
Net increase (decrease) in cash and cash equivalents	$48,020	$(21,392)

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

Cash used in operating activities for the three months ended March 31, 2014 was $8.3 million and reflected a net loss of $13.6 million, offset by non-cash charges of $0.1 million for depreciation and amortization, $0.5 million for the amortization of premium paid on purchased short-term investments, $0.8 million for stock-based compensation and $3.3 million for the revaluation of convertible preferred stock warrant liability. Cash used in operating activities also reflected a $2.4 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization (CRO) prepaid expenses and an increase in interest income receivable as our invested funds increased with the closing of our IPO in February 2014, a $2.1 million increase in accounts payable primarily due to higher clinical study and related costs, a $2.1 million decrease in other assets primarily related to the reclassification to permanent equity for the deferred offering costs related to our IPO, and a $1.2 million decrease in accrued expenses and other liabilities as a result of a decrease of accrued IPO costs and employee bonuses and an increase in clinical study and related costs as we continued to increase our research and development activities.

Cash used in operating activities for the three months ended March 31, 2013 was $6.3 million and reflected a net loss of $6.7 million, offset by non-cash charges of $0.1 million for depreciation and amortization, $0.2 million for stock-based compensation, and insignificant expenses for the amortization of discounts on purchased short-term investments and the revaluation of the convertible preferred stock warrant liability. Cash used in operating activities reflected an increase in accounts payable and accrued and other liabilities of $1.0 million related to higher clinical study and related costs and other research and development activities and an increase of $0.9 million in prepaid and other current assets related to interest receivable on short-term investments and costs of research and development activities.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was $65.4 million and related to purchases of short-term investments of $88.0 million and property and equipment of $0.6 million and an increase of $0.3 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of short-term investments of $23.5 million.

Cash used in investing activities for the three months ended March 31, 2013 was $15.1 million and related to purchases of property and equipment of $0.2 million and purchases of short-term investments of $14.9 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2014 was $121.8 million and was comprised of $126.1 million in proceeds from the issuance of common stock from our IPO and proceeds from the exercise of stock options, offset by the payment of a $4.3 million dividend to our preferred stockholders in connection with the closing of our IPO.

Cash provided by financing activities for the three months ended March 31, 2013 was insignificant.

Funding Requirements

We believe that our existing capital resources, including net proceeds we received from the closing of our IPO in February 2014, will be sufficient to fund our current operations into 2016. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We expect that we will require additional capital to fund our operations and complete our ongoing and planned clinical studies, and funding may not be available to us on acceptable terms or at all. We expect to finance future cash needs through equity or debt financings, strategic collaborations, or grants. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future funding requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any required milestone and royalty payments thereunder.

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations

The following table summarizes our significant binding contractual obligations at March 31, 2014 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$586	$1,340	$1,421	$60	$3,407
Manufacturing contract	850	—	—	—	850
Total	$1,436	$1,340	$1,421	$60	$4,257

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2014, we had cash, cash equivalents, and short-term investments totaling $165.4 million consisting of bank deposits, money market funds, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the period presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this report, including our financial statements and notes thereto, before you invest in our common stock. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We are a development-stage company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $13.6 million and $6.7 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had incurred cumulative net losses of $73.2 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone or other payments under any license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•

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

We have no products approved for commercialization and have never generated any revenue. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales in the near future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and nonclinical and clinical development of our product candidates;
•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•

developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the processes and provide adequate (in amount and quality) product supply to support clinical development and the market demand for our product candidates, if approved;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	addressing any competing technological and market developments;
•	identifying, assessing, acquiring and/or developing new product candidates;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•	attracting, hiring, and retaining qualified personnel.

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

As of March 31, 2014, our available cash, cash equivalents and short-term investments were $165.4 million. We expect that our existing cash, cash equivalents and short-term investments, including $121.7 million in net proceeds we received from the closing of our initial public offering, or IPO, in February 2014, will be sufficient to fund our current operations into 2016; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any required milestone and royalty payments thereunder.

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

Each of our product candidates is in the early stages of development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenue from product sales. We currently have five programs that are currently in or have completed Phase 1/2 or Phase 2 clinical studies. None of our product candidates have advanced into a pivotal study and it may be years before such study is initiated, if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical studies;
•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a new drug application, or NDA, or biologics license application, or BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•

As a condition of marketing authorization in the EU, an agreed upon Pediatric Investigational Plan (PIP) detailing the designs and completion timelines for nonclinical and clinical studies is required. If the nonclinical or clinical development does not comply with the agreed upon PIP, marketing authorization could be denied or significantly delayed; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For our current product candidates:

•	we estimate that several thousand patients in the United States suffer from XLH, for which KRN23 is being studied;
•	we estimate that up to approximately 200 patients in the developed world may suffer from MPS 7, for which rhGUS is being studied;
•	we estimate that several thousand patients in the United States suffer from LC-FAOD, for which triheptanoin is being studied;
•	we estimate that several thousand patients in the United States suffer from Glut1 DS, for which triheptanoin is being studied; and
•	we estimate that about 1,200 to 2,000 patients in the developed world suffer from HIBM, for which SA-ER is being studied.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of human clinical studies or filings for regulatory approval;
•	delays in reaching a consensus with regulatory agencies on study design;
•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs and/or regulatory agencies to proceed with clinical studies;
•	failure to gain approval from competent authorities or IRBs to conduct clinical studies in certain countries;

•

imposition of a clinical hold by regulatory agencies due to a safety concern, after review of an investigational new drug, or IND, application or amendment, or equivalent application or amendment, or an inspection of our clinical study operations or study sites;

•	delays in recruiting suitable patients to participate in our clinical studies;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices requirements, or applicable regulatory guidelines in other countries;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	patients dropping out of a study;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our drug candidates being greater than we anticipate;
•

clinical studies of our drug candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical or nonclinical studies or abandon drug development programs;

•	competing clinical studies of potential alternative product candidates or investigator-sponsored trials of our product candidates; and
•

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label or restricted use;
•

we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients;
•	patients and physicians may elect not to use our products, or reimbursement authorities may elect not to reimburse for them; and
•	our reputation may suffer.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory approval;

•	suspend any of our ongoing clinical studies;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•	seize or detain products, or require a product recall.

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

•

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

•

the timing and amount of any royalty payments we may receive under our agreement with KHK will depend on, among other things, the efforts, allocation of resources, and successful commercialization of KRN23 by KHK in the United States and Canada under our agreement;

•	KHK may change the focus of its commercialization efforts or pursue higher-priority programs;
•

KHK may fail to manufacture or supply sufficient drug product of KRN23 in compliance with applicable laws and regulations or otherwise for our development and clinical use, which could result in program delays;

•

KHK may fail to manufacture or supply sufficient drug product of KRN23 in compliance with applicable laws and regulations or otherwise for our commercial use, if approved, which could result in lost revenue;

•

KHK may elect to develop and commercialize KRN23 indications with a larger market than XLH and at a lower price, thereby reducing the profit margin on sales of KRN23 for any orphan indications, including XLH;

•	if KHK were to breach or terminate the agreement with us, we would no longer have any rights to develop or commercialize KRN23 or such rights would be limited to non-terminated countries;
•	KHK may terminate its agreement with us, adversely impacting our potential revenue from licensed products; and
•	the timing and amounts of expense reimbursement that we may receive are uncertain, and the total expenses for which we are obligated to reimburse KHK may be greater than anticipated.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks, including but not limited to:

•

the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination; and

•

the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, raw material shortages, natural disasters, power failures, and numerous other factors.

Although we have not experienced any significant manufacturing problems, any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

The drug substance and drug product for our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the drug substance or drug product, could materially and adversely affect our business.

The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for triheptanoin is manufactured by Cremer Oleo GmbH & Co. KG, or Cremer, pursuant to our supply agreement with Cremer, and the drug product for triheptanoin is prepared by Haupt Pharma AG pursuant to purchase orders. The drug substance for SA-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd., and the drug product for SA-ER is manufactured by AAIPharma Services Corp., or AAIPharma, pursuant to our license agreement and accompanying purchase orders with AAIPharma. We do not currently have any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, our Phase 2 trial of triheptanoin in LC-FAOD is enrolling patients with more severe disease. In addition, while adults make up the majority of the XLH patients, they often have less severe disease which may reduce the penetration of KRN23 in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	the clinical indications for which approval is granted;
•	relative convenience and ease of administration;
•	the cost of treatment, particularly in relation to competing treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments; and
•	sufficient third-party insurance coverage and reimbursement.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product candidates. We have conducted freedom to operate analyses with respect to only certain of our product candidates, and therefore we do not know whether there are any third-party patents that would impair our ability to commercialize these product candidates. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.

In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of any of our product candidates, methods of use, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all.

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

In some cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and
•	the priority of invention of patented technology.

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

Our business strategy focuses on the development of drugs that are eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2014, we had 69 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•	we may face competition in obtaining and/or developing additional product candidates;
•	our product candidates may not succeed in preclinical or clinical testing;
•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost or at all; and
•	a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The NASDAQ Global Select Market impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and pay parity. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. For example, being a public company could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

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

•

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

•

multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•	certain expenses including, among others, expenses for travel, translation, and insurance; and
•

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

The market price of our common stock has been, and is likely to continue to be, volatile. We priced our initial public offering at $21 per share on January 30, 2014 and, since then, our common stock has reached a high of $69.77 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including but not limited to the following:

•	adverse results or delays in preclinical or clinical studies;
•	any inability to obtain additional funding;
•

any delay in filing an IND, NDA, BLA, or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, or other regulatory submission;

•	the perception of limited market sizes or pricing for our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partner, or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of May 7, 2014, our executive officers, directors, five percent stockholders, and their affiliates beneficially owned approximately 48% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company” and, due to the reduced reporting requirements applicable to emerging growth companies, certain investors may find investing in our common stock less attractive.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an EGC for up to five years from the pricing of our initial public offering, although circumstances could cause us to lose that status earlier, including if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which we would cease to be an EGC immediately, or on the date which we become a large accelerated filer, as defined by the SEC, in which case we would no longer be an EGC. We would become a large accelerated filer, as currently defined, if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 of any year in which we have been a public company for at least 12 calendar months. We cannot predict if investors will find our common stock less attractive because we may rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this report lapse, the market price of our common stock could decline. As of May 7, 2014, we had a total of 30,035,894 shares of common stock outstanding. After the lock-up agreements pertaining to our initial public offering expire on July 29, 2014, up to an additional 23.3 million shares of common stock will be eligible for sale in the public market, of which approximately 17.0 million shares are held by directors, executive officers and other affiliates and will be subject to the manner of sale, volume limitations, and public reporting requirements of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The lead underwriters may, however, in their sole discretion, permit our officers, directors, and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of May 7, 2014, approximately 5.5 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans, employee stock purchase plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. An aggregate of 2,250,000 shares were available for issuance at the inception of the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year (beginning January 1, 2015) by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 Plan each year.

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

•

authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms;
•	specify that special meetings of our stockholders can be called only by our board of directors or the chairperson of our board of directors;
•	prohibit stockholder action by written consent;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorize our board of directors to modify, alter or repeal our amended and restated by-laws; and
•	require holders of 75% of our outstanding common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we granted options in unregistered transactions to purchase an aggregate of 144,925 shares of common stock at a weighted-average exercise price of $21.00 per share to our employees and non-employee directors. During such period, options were exercised in unregistered transactions to purchase 46,700 shares of common stock for cash consideration in the aggregate amount of $27,000. The sales of the above securities were exempt from registration under Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Use of Proceeds

On January 30, 2014, our registration statements on Form S-1 (File Nos. 333-192244 and 333-193675) relating to the IPO of our common stock was declared effective by the SEC. The shares began trading on The NASDAQ Global Select Market on January 31, 2014. The public offering price of the shares sold in the offering was $21.00 per share. The IPO closed on February 5, 2014 and included 6,624,423 shares of common stock, which included 864,054 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. We received total proceeds from the offering of $129.4 million, net of underwriting discounts and commissions of $9.7 million. After deducting offering expenses of approximately $3.3 million, a dividend of $4.3 million payable to the preferred stock holders, net proceeds were $121.7 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 19,598,486 shares of common stock.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated January 31, 2014, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.[1]

3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws.[2]

10.28	Addendum #3 to the Lease by and between Condiotti Enterprises, Inc. and Ultragenyx Pharmaceutical Inc.[3]

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

[1]	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 5, 2014.
[2]	Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on February 5, 2014.
[3]	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 25, 2014.

(1)

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 12, 2014	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Shalini Sharp
Shalini Sharp
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2014	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Corporate Controller (Principal Accounting Officer)