Form 10-Q
period 2014-06-30
Ultragenyx Pharmaceutical Inc.
filed 2014-08-11
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

As of August 6, 2014, the registrant had 31,703,990 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of commencing our clinical studies and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress, and results of future preclinical studies and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers and distributors;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance and expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$17,452	$7,427
Short-term investments	135,819	45,950
Prepaid expenses and other current assets	4,945	1,848
Total current assets	158,216	55,225
Property and equipment, net	2,497	1,325
Restricted cash	744	451
Other assets	1,129	2,648
Total assets	$162,586	$59,649

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,590	$1,437
Accrued liabilities	5,278	4,406
Deferred rent—current portion	75	78
Total current liabilities	8,943	5,921
Convertible preferred stock warrant liability	—	3,419
Other liabilities	560	200
Total liabilities	9,503	9,540

Commitments and contingencies (Note 10)

Series A redeemable convertible preferred stock, par value of $0.001 per share—nil and 35,377,566 shares authorized; nil and 34,349,894 shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	51,001
Series B convertible preferred stock, par value of $0.001 per share—nil and 27,081,680 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013	—	73,929
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 30,059,288 and 3,766,289 shares issued and outstanding as of June 30, 2014 and December 31, 2013	30	4
Additional paid-in capital	259,555	—
Accumulated other comprehensive income (loss)	(48)	11
Accumulated deficit	(106,454)	(74,836)
Total stockholders’ equity (deficit)	153,083	(74,821)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$162,586	$59,649

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$11,239	$7,199	$19,592	$12,863
General and administrative	2,422	1,048	4,408	2,131
Total operating expenses	13,661	8,247	24,000	14,994
Loss from operations	(13,661)	(8,247)	(24,000)	(14,994)
Other income (expense), net:
Interest income	149	63	242	89
Other expense, net	(73)	(406)	(3,457)	(420)
Total other income (expense), net	76	(343)	(3,215)	(331)
Net loss	$(13,585)	$(8,590)	$(27,215)	$(15,325)
Net loss attributable to common stockholders	$(13,585)	$(10,829)	$(32,023)	$(19,034)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(3.32)	$(1.25)	$(6.19)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,055,943	3,257,806	25,697,407	3,076,907

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(13,585)	$(8,590)	$(27,215)	$(15,325)
Other comprehensive income:
Unrealized loss on available-for-sale securities	(2)	(66)	(59)	(77)
Total comprehensive loss	$(13,587)	$(8,656)	$(27,274)	$(15,402)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(27,215)	$(15,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	227
Amortization of premium (discount) on investment securities	1,396	365
Stock-based compensation	1,741	376
Revaluation of convertible preferred stock warrant liability	3,324	372
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,097)	(1,288)
Other assets	1,519	(129)
Accounts payable	1,960	886
Accrued liabilities and other liabilities	1,229	(164)
Net cash used in operating activities	(18,865)	(14,680)

Investing activities:
Purchase of property and equipment	(1,257)	(75)
Purchase of investments	(129,298)	(57,935)
Proceeds from maturities of investments	37,974	—
Increase in restricted cash	(293)	(50)
Net cash used in investing activities	(92,874)	(58,060)

Financing activities:
Net proceeds from issuance of common stock	126,110	57
Payment of preferred stock dividend	(4,346)	—
Net cash provided by financing activities	121,764	57
Net increase (decrease) in cash and cash equivalents	10,025	(72,683)
Cash and cash equivalents at beginning of period	7,427	86,190
Cash and cash equivalents at end of period	$17,452	$13,507

Supplemental disclosures of non-cash investing and financing information:
Reclassification of warrant liability to equity upon conversion to
common stock warrants	$6,743	$—
Conversion of Series A and Series B preferred stock to common stock	$129,360	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a clinical-stage biotechnology company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. The Company is currently conducting a Phase 2 extension study of sialic acid, extended release (SA-ER) in patients with hereditary inclusion body myopathy (HIBM), a progressive muscle-wasting disorder; a Phase 1/2 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease; a Phase 2 clinical study for triheptanoin for the treatment of patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; a Phase 2 clinical study of triheptanoin, in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; and a Phase 2 study of KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, in pediatric patients with X-linked hypophosphatemia (XLH), a rare genetic disease that impairs bone growth.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 5, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 275,000,000 shares, of which 250,000,000 shares are common stock and 25,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at June 30, 2014.

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The condensed balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical study accruals, fair value of assets and liabilities, convertible preferred stock and related warrants, common stock, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental accounting, legal and printing fees relating to the IPO and to the Company’s underwritten public offering in July 2014, were initially capitalized. IPO deferred offering costs of $3.3 million were subsequently offset against IPO proceeds upon the completion of the IPO in February 2014. Underwritten public offering costs of $444,000 were subsequently offset against offering proceeds on completion of our underwritten public offering in July 2014. As of June 30, 2014 and December 31, 2013, deferred offering costs of $316,000 and $2.3 million, respectively, were capitalized and included in prepaid and other current assets on the balance sheet.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Enterprises: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10). ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. ASU 2014-10 also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments in ASU 2014-10 will be effective retrospectively except for the clarification to Topic 275, which shall be applied prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2014-10 in the second quarter of 2014, as reflected in this Quarterly Report.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,753	$—	$—	$6,753
Commercial paper	—	7,988	—	7,988
Corporate bonds	—	125,840	—	125,840
U.S. Government securities	—	3,002	—	3,002
Total financial assets	$6,753	$136,830	$—	$143,583

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,847	$—	$—	$6,847
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	44,950	—	44,950
Total financial assets	$6,847	$45,950	$—	$52,797
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$3,419	$3,419
Total financial liabilities	$—	$—	$3,419	$3,419

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which were measured at fair value on a recurring basis until their conversion to common stock warrants and related reclassification to additional paid-in capital (in thousands):

	Six Months Ended June 30,
	2014	2013
Fair value, beginning of period	$3,419	$518
Change in fair value recorded as a loss in other expense, net	3,324	372
Reclassification of warrant liability to additional paid-in capital	(6,743)	—
Fair value, end of period	$—	$890

4.	Balance Sheet Components

Cash Equivalents and Short-term Investments

The fair values of cash equivalents and short-term investments classified as available-for-sale securities, consisted of the following:

	June 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$6,753	$—	$—	$6,753
Corporate bonds classified as cash equivalents	1,011	—	—	1,011
Commercial Paper classified as short-term investments	7,988	—	—	7,988
Corporate bonds classified as short-term investments	124,883	20	(74)	124,829
U.S Government securities classified as short-term investments	2,996	6	—	3,002
Total	$143,631	$26	$(74)	$143,583

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$6,847	$—	$—	$6,847
Commercial Paper classified as short-term investments	1,000	—	—	1,000
Corporate bonds classified as short-term investments	44,939	17	(6)	44,950
Total	$52,786	$17	$(6)	$52,797

At June 30, 2014, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Research and clinical study expenses	$2,852	$1,886
Payroll and related expenses	2,208	2,360
Other	218	160
Total accrued liabilities	$5,278	$4,406

5.	License and Research Agreements

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

Under the collaboration and license agreement, the Company paid Nobelpharma $110,500 (10 million Yen) for the license, which was recorded as research and development expense in 2010, and also issued 76,567 shares of common stock to Nobelpharma with a minimal value. The Company is required to pay Nobelpharma royalties based on net sales upon product sales commencement. In addition, the Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The Company paid $495,000 in development milestone payments since the inception of the agreement through June 30, 2014. The remaining total aggregate payments, if all milestones are achieved by Nobelpharma, would be 200 million Yen (approximately $2.0 million based on the exchange rate at June 30, 2014). The Company will pay a high single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved. Net sales, as defined in the collaboration and license agreement, represent the net sales of products whereby the licensed compound is the active ingredient. If the products include other active ingredients, the portion of the net sales allocated to the licensed compound would be used in determining the royalty payments.

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

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company recognized $1.3 million and $2.0 million for its share of the costs as research and development expenses for the three and six months ended June 30, 2014 respectively.

6.	Convertible Preferred Stock Warrants and Common Stock Warrants

Upon the closing of the Company’s IPO, the Convertible Preferred Stock warrants were converted into warrants to purchase common stock.

As of June 30, 2014, outstanding common stock warrants consisted of the following:

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

The Company recorded $0 and ($374,000), to other income (expense) for three months ended June 30, 2014 and 2013 and ($3.3 million) and($372,000) for the six months ended June 30, 2014 and 2013, representing the change in fair value of the warrants for the respective period.

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

The Company initially recorded the Series A and Series B convertible preferred stock at their issuance price, which represents the carrying value. The Series A convertible preferred stock was redeemable at any time after June 16, 2017 once a written request to redeem such stock was received by the Company from holders of not less than seventy-five percent of the then outstanding Series A convertible preferred stock. As only the passage of time was required for the Series A convertible preferred stock to become redeemable, the difference in the initial carrying value of the Series A convertible preferred stock and their total redemption value was being accreted from the issuance date through the first redemption date of June 16, 2017. The Company recorded accretion of $0 and $1.8 million for the three months ended June 30, 2014 and 2013, respectively and $4.4 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. As a result of the conversion of the preferred stock to common stock in connection with the Company’s IPO, the Company is no longer accreting the Series A convertible preferred stock to its previously calculated redemption value.

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

Founder’s Stock

In connection with the Series A preferred stock financing, the Company entered into a stock repurchase agreement with the founder on June 16, 2011, whereby 2,552,241 shares of common stock previously owned by the founder were subject to repurchase by the Company at the original issuance price in the event that the founder’s employment is terminated either voluntarily or involuntarily. The repurchase rights lapsed over a period of two years from June 16, 2011. The Company calculated the estimated fair value of these restricted shares at the time the restriction was added to the shares as $1,199,000 and recorded this amount as stock-based compensation ratably over the period that the repurchase rights lapsed. Stock-based compensation expense pertaining to the founder’s stock was $0, and $119,000 for the three months ended June 30, 2014 and 2013, respectively and $0 and $268,000 for the six months ended June 30, 2014 and 2013, respectively.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$652	$52	$1,357	$82
General and administrative	294	133	384	294
Total stock-based compensation	$946	$185	$1,741	$376

9.	Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company has not provided any contributions to the plan since its inception through June 30, 2014.

10.	Commitments and Contingencies

Commitments

The Company has various manufacturing, clinical, research, and other contracts with vendors in the conduct of the normal course of its business. As of June 30, 2014, the Company had a binding obligation for approximately $780,000 with a manufacturing vendor for the production of a drug substance for one of its product candidates.  All other significant contracts as of June 30, 2014 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received at the time the termination became effective.

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

11.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(13,585)	$(8,590)	$(27,215)	$(15,325)
Accretion and dividends on convertible preferred stock	-	(2,239)	(4,808)	(3,709)
Net loss attributable to common stockholders	$(13,585)	$(10,829)	$(32,023)	$(19,034)
Denominator:
Weighted-average common shares outstanding	30,055,943	3,503,214	25,697,407	3,482,304
Less: weighted-average unvested common shares subject to repurchase	—	(245,408)	—	(405,397)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	30,055,943	3,257,806	25,697,407	3,076,907
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(3.32)	$(1.25)	$(6.19)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	19,598,486	3,248,368	19,598,486
Stock options to purchase common stock	2,561,357	1,647,753	2,438,351	1,543,954
Common stock subject to repurchase	—	245,408	—	405,397
Warrants to purchase convertible preferred stock (as if converted)	—	353,459	294,875	353,459
Warrants to purchase common stock	353,459	—	58,584	—
	2,914,816	21,845,106	6,040,178	21,901,296

12.	Subsequent Events

In July 2014, we completed an underwritten public offering in which we sold 1,613,879 shares of our common stock, which included 302,602 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $40.00 per share. In addition, certain existing stockholders sold 706,072 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds the Company received from the offering were approximately $60.7 million, net of underwriting discounts and commissions of approximately $3.9 million. After deducting estimated offering expenses payable by us of approximately $0.4 million, net proceeds to us were $60.2 million.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are no currently approved therapies. Since our inception in 2010, we have in-licensed potential treatments for five different diseases that are currently in Phase 1/2 or Phase 2 clinical studies. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

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

Our biologics pipeline includes the following three product candidates:

—

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, intended for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014. We also expect to continue the clinical development of KRN23 in adults with XLH.

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

—

SA-ER, or UX001, is an extended-release form of sialic acid in a Phase 2 extension study for the treatment of hereditary inclusion body myopathy, or HIBM, a neuromuscular disorder that causes muscle weakness and wasting. Data from the Phase 2 study were presented at the American Academy of Neurology, or AAN, Annual Meeting in April 2014. We continue to treat the patients from the Phase 2 study in an extension study and anticipate that data from the extension study will be available in late 2014.

Product Candidates

The following table summarizes our current product candidate pipeline:

KRN23 (UX023) for the treatment of XLH

KRN23 is a fully human monoclonal antibody administered via subcutaneous injection that is designed to bind and reduce the biological activity of FGF23 to increase abnormally low phosphate levels in patients with XLH. Patients with XLH have low serum phosphate levels due to excessive phosphate loss into the urine, which is directly caused by the effect on kidney function of excess FGF23 production in bone cells. Low phosphate levels lead to poor bone mineralization and a variety of clinical manifestations, including rickets leading to bowing and other skeletal deformities, short stature, bone pain and fractures, poor quality bone, and muscle weakness. There is no approved drug therapy or treatment for the underlying cause of XLH. Most patients are managed using frequently divided doses of oral phosphate and vitamin D therapy, which has significant side effects. Oral phosphate/vitamin D replacement therapy requires extremely close monitoring due to the potential for excessive phosphate levels and secondary increases in calcium, which can result in severe damage to the kidneys from excess calcium phosphate deposits and other complications. Additionally, some patients are unable to tolerate the regimen due to the chalky stool that results from taking large amounts of oral phosphate or the high frequency of dosing required.

In August 2013, we entered into a collaboration agreement with KHK to jointly develop and commercialize KRN23 for the treatment of XLH. KHK has conducted one Phase 1 study, one Phase 1/2 study and one longer-term Phase 1/2 study of KRN23 in adults with XLH.

Results from the Phase 1 single dose study in 38 adult XLH patients were presented at the American Society for Bone and Mineral Research, or ASBMR, Annual Meeting in October 2013 and published in the Journal of Clinical Investigation in February 2014. The data demonstrated that KRN23 was well tolerated and increased serum phosphate, or phosphorus.  Corresponding changes were observed in renal tubular reabsorption of phosphate. Increases in vitamin D were also observed, suggesting improved intestinal absorption of both phosphate and calcium. Importantly, from a safety perspective, changes were not observed in serum calcium.

No serious adverse events were reported in the Phase 1 study. There did not appear to be a relationship between the incidence and types of adverse events and the dose administered following a single dose of study drug.

Results from a Phase 1/2 study with up to four escalating doses from 0.05 mg/kg to 0.6 mg/kg in 28 adult XLH patients were presented at the 2014 ICE/ENDO joint meeting of The Endocrine Society and the International Congress on Endocrinology in June 2014. The data demonstrated that repeat doses of KRN23 over four months led to an increase in serum phosphate in 100% of patients, with approximately 89% of patients reaching the low end of the normal range. Peak mean serum phosphorus increased to 3.03 ± 0.42 mg/dL after the fourth dose, which is an approximate 60% increase from the mean of 1.89 ± 0.33 mg/dL at baseline. Comparable increases were observed in mean renal tubular reabsorption of phosphate and mean serum vitamin D levels.

Increases in bone remodeling markers of bone formation and bone resorption were also observed in this Phase 1/2 study. The increase in P1NP (procollagen type I N propeptide) from baseline was statistically significant (p<0.05) after all doses and the increase in osteocalcin was statistically significant (p<0.05) after the fourth dose. These data support the concept that KRN23’s impact on improving phosphate metabolism will improve bone remodeling, a critical part of creating strong, and properly-formed bones.

Increases in quality of life and disability measures were also observed and we intend to objectively evaluate these in a future randomized controlled study.

There were no significant changes in parathyroid hormone, serum calcium, or urinary calcium excretion in this Phase 1/2 study, showing that KRN23 can specifically improve phosphate control without interfering with calcium control. The most common adverse events were nasopharyngitis, joint pain, diarrhea, back pain, and restless leg syndrome. Joint pain and back pain are both known symptoms of XLH in adults. There were no serious adverse events related to treatment or renal or cardiac tissue calcification. One patient discontinued treatment due to an injection site reaction. No anti-KRN23 antibodies were observed.

Data from the long-term Phase 1/2 study to evaluate KRN23 treatment for an additional 12 doses is expected to be presented at the ASBMR Annual Meeting in September 2014.

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23  in patients with XLH. We expect to enroll approximately 30 prepubertal patients in this study. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We will also assess preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life. The study has been evaluated and accepted for conduct by the United States Food and Drug Administration, or FDA, the United Kingdom Medicinal and Health Regulatory Authority, and the Dutch Medicines Evaluation Board.

The study will consist of a 16-week individual dose-titration period followed by a 48-week treatment period. The goal of the dose-titration period is to identify the individualized dose of KRN23 required to achieve stable serum phosphorus levels in the target range. Patients will be divided into three cohorts of escalating starting dose levels of KRN23 with either monthly or biweekly dosing regimens. At the end of the 16-week dose-titration period, patients will receive their individually-optimized dose of KRN23 on a monthly or biweekly basis for the 48-week treatment period. An interim analysis of safety and pharmacodynamic data will be conducted after 24 weeks of the treatment period.

Depending on the results of our Phase 2 pediatric study, we intend to conduct a Phase 3 pediatric study. In our recent meeting with the FDA, the FDA agreed that blinded radiographic assessments of changes in bone abnormalities, i.e. rickets and bowing, and changes in growth may be used as primary endpoint measures in a potential Phase 3 study in pediatric patients. The FDA also indicated that a Phase 3 study in pediatric patients could be open-label, but recommended inclusion of a standard of care control arm for comparison on a non-inferiority basis. We expect that the final design of a pediatric Phase 3 study would be determined once sufficient safety and efficacy data are available and after further consultation with the FDA.

Given the high turnover and growth of bone during childhood and the critical role phosphate plays in bone growth, pediatric XLH patients have the highest morbidity and potential for benefit in a shorter timeframe. This is consistent with third-party data regarding enzyme replacement therapy in hypophosphatasia, which is another genetic bone disease with poor bone mineralization related to phosphate metabolism caused by a different, unrelated mechanism. We also expect to continue to develop KRN23 in adults with XLH and plan to conduct an adult Phase 2b study in parallel with our Phase 3 pediatric study.

rhGUS (UX003) for the treatment of MPS 7

Recombinant human beta-glucuronidase, or rhGUS, is an intravenous, or IV, enzyme replacement therapy intended for the treatment of MPS 7, also known as Sly Syndrome. Patients with MPS 7 suffer from severe cellular and organ dysfunction that typically leads to death in the teens or early adulthood. MPS 7 is caused by a deficiency of the lysosomal enzyme beta-glucuronidase, which is required for the breakdown of certain complex carbohydrates known as glycosaminoglycans, or GAGs. The inability to properly break down GAGs leads to their accumulation in many tissues, resulting in a serious multi-system disease. There are currently no approved drug therapies for MPS 7.

We licensed exclusive worldwide rights to rhGUS-related know-how and cell lines from Saint Louis University in November 2010 and initiated development in 2012. We have conducted preclinical studies to support the chronic IV administration of rhGUS. Administration of rhGUS resulted in substantial distribution of enzyme, as well as reduction in tissue pathology in a wide variety of tissues, including the liver, spleen, lung, heart, kidney, muscle, bone, and brain. No adverse toxicology related to rhGUS was noted in these studies.

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

Preliminary data from the Phase 1/2 study were presented at the American College of Medical Genetics and Genomics, or ACMG, Annual Clinical Genetics Meeting in March 2014. Results from three patients who had been administered 2 mg/kg of rhGUS every other week for two, six, and 12 weeks showed evidence of clearance of lysosomal storage as indicated by the decrease in urinary GAG excretion beginning at two weeks of treatment of approximately 30-50%. At the 12 week assessment of the first patient, absolute liver size was reduced by approximately 11%. This represents a 46% decrease in the excess liver size above normal for age and gender. The remaining patients had not yet reached the 12 week time point for liver size assessment. No serious adverse events were observed during up to 12 weeks of treatment, and no infusion-associated reactions were observed after a total of 13 infusions to date in these three subjects. The Phase 1/2 study continues, and additional 12-week interim data are expected in the second half of 2014. If these results are supportive, we plan to initiate a pivotal Phase 3 study in 2014.

We are also supplying rhGUS to an investigator who is treating a single U.S. patient under an emergency investigational new drug, or eIND, application. Preliminary results from the treatment of this patient were presented at the Lysosomal Disease Network’s 10th Annual World Symposium in February 2014. Preliminary data showed evidence of a reduction in lysosomal storage based on reduced excretion of urinary GAG of 50% and a reduction in the size of the enlarged liver and spleen. The patient showed an improvement of pulmonary function and no infusion-associated reactions during the first 14 weeks of treatment. The patient’s caregivers also reported the patient’s improved stamina and increased time spent in school.

The European Medicines Agency, or EMA, has agreed that approval under exceptional circumstances could be possible for a proposed 12-patient placebo-controlled pivotal study in this disease with urinary GAG levels as a surrogate primary endpoint provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study. The FDA has not yet agreed to the pivotal study design or primary endpoint. We expect to receive FDA feedback regarding a potential Phase 3 trial, although our plan is currently based on our agreement with the EMA.

In addition to the above development plan, we intend to study MPS 7 patients under the age of five years, including potentially younger infants born with hydrops fetalis. Currently, these infants can die within a few months to one year, but enzyme replacement therapy might be able to reduce GAG storage and improve health and survival in these patients. This program would not start until we had obtained sufficient information from the Phase 1/2 study to support the initiation of a study in younger patients.

rhPPCA (UX004) for the treatment of galactosialidosis

Recombinant human protective protein cathepsin-A, or rhPPCA, which was in-licensed from St. Jude Children’s Research Hospital in September 2012, is in preclinical development as an enzyme replacement therapy for galactosialidosis, a rare lysosomal storage disease for which there are currently no approved drug therapies. Similar to MPS patients, patients with galactosialidosis present with both soft tissue storage in the liver, spleen, and other tissues, as well as connective tissue (bone and cartilage) related disease. As with MPS 7, an enzyme deficiency results in accumulation of substrates in the lysosomes, causing skeletal and organ dysfunction, and death. We plan to continue preclinical development of rhPPCA during 2014.

Triheptanoin (UX007) for the treatment of LC-FAOD

We are developing triheptanoin for oral administration intended as a substrate replacement therapy for patients who have LC-FAOD. Triheptanoin is a medium odd-chain triglyceride of three seven-carbon fatty acids designed to provide substrate replacement for fatty acid metabolism and restore production of energy. Patients with LC-FAOD have a deficiency that impairs the ability to produce energy from fat, which can lead to depletion of glucose in the body, and severe liver, muscle, and heart disease, as well as death. There are currently no approved drugs or treatments specifically for LC-FAOD. The current standard of care for LC-FAOD includes diligent prevention of fasting combined with the use of low-fat/high-carbohydrate diets, carnitine supplementation in some cases, and medium even-chain triglyceride, oil supplementation. Despite treatment with the current standard of care, many patients continue to suffer significant morbidity and mortality.

We licensed certain intellectual property rights for triheptanoin from Baylor Research Institute in August 2012. Triheptanoin has been studied clinically for 13 years in approximately 130 human subjects affected by a variety of diseases, including more than 60 patients with LC-FAOD. Multiple investigator-sponsored open-label studies suggest clinical improvements with triheptanoin treatment, even for patients who were on standard of care. We recently presented a retrospective medical record review study assessing the clinical outcome of triheptanoin treatment on LC-FAOD subjects who have been participating in a compassionate use program at the University of Pittsburgh Medical Center. The data showed that treatment with triheptanoin appeared to reduce the frequency and severity of hospitalizations previously experienced by these patients for disease-related causes, including muscle rupture, hypoglycemia, and cardiomyopathy. Among a number of results suggesting significant improvement after crossing over onto triheptanoin treatment, a reduction in mean total hospital days per year from 17.55 to 5.40 (69%; p = 0.0242) was observed after transitioning from standard of care to triheptanoin therapy. These results are clinically important but are derived from a retrospective medical review, and not from a randomized controlled study.

Triheptanoin is currently being evaluated in a prospective international open-label Phase 2 study in approximately 30 severely affected LC-FAOD patients. The principal goals of the study are to determine the appropriate clinical endpoints and patient population for testing in potential later-stage pivotal studies. The study will evaluate patients, ages 6 months to 35 years, exhibiting significant clinical manifestations of LC-FAOD despite current therapy. Prior to initiating treatment with triheptanoin, subjects will continue current therapy for four weeks to establish their baseline condition. Triheptanoin will then be titrated to an expected target dose of 25-35% of total daily caloric intake via oral administration, while ensuring tolerability. The study will assess the impact of triheptanoin on several endpoints, including cycle ergometer performance, 12-minute walk test, muscle strength, creatine kinase levels, hypoglycemia, liver size, cardiac disease, and major medical events. The patients will be followed to evaluate the effects of triheptanoin treatment on acute clinical pathophysiology associated with LC-FAOD over 24 weeks, then may continue treatment for an additional 54 weeks for observation of major medical events. We expect data from this study to be available in 2015.

Triheptanoin (UX007) for the treatment of Glut1 DS

We are also developing triheptanoin for patients with Glut1 DS. Glut1 DS is caused by a mutation affecting the gene that codes for Glut1, a protein that transports glucose from the blood into the brain. Because glucose is the primary source of energy for the brain, Glut1 DS results in a chronic state of brain energy deficiency and is characterized by seizures, developmental delay, and movement disorder. There are currently no approved drugs specific to Glut1 DS. The current standard of care for Glut1 DS is the ketogenic diet, an extreme high-fat (70-80% of daily calories as fat)/low-carbohydrate diet, which generates ketone bodies as an alternative energy source to glucose, and one or more antiepileptic drugs. The ketogenic diet can be effective in reducing seizures but compliance can be difficult, and the diet has demonstrated limited effectiveness in the treatment of developmental delay and movement disorders. In addition, ketogenic diet can lead to side effects including renal stones. In general, Glut 1 DS patients are considered relatively refractory to antiepileptic drugs with only approximately 8% achieving seizure control on antiepileptic drugs alone. There are currently no antiepileptic drugs approved specifically for patients with Glut 1 DS.

Triheptanoin is intended as a substrate replacement therapy to provide an alternative source of energy to the brain in Glut1 DS patients. Although there are open-label investigator-sponsored clinical studies ongoing and the results have not yet been reported publicly, there are anecdotal reports of benefit in terms of reduced seizures and improved developmental function in some Glut1 DS subjects taking triheptanoin. In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group study that may enroll up to 50 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with triheptanoin through week 52. Patient enrollment may be modified based on an interim analysis. Assuming timely patient enrollment in this study, we expect to release data from this study in 2015.

We also continue to support investigator-sponsored studies that are evaluating triheptanoin across multiple indications.

SA-ER (UX001) for the treatment of HIBM

We are developing an extended-release, oral formulation of sialic acid, or SA-ER, for the treatment of hereditary inclusion body myopathy, or HIBM, which is also known as GNE myopathy. HIBM is characterized by severe progressive muscular myopathy, or disease in which muscle fibers do not function properly, with onset typically in the late teens or twenties. Patients with HIBM have a genetic defect in the gene coding for a particular enzyme that is involved in the first step in the biosynthesis of sialic acid. Therefore, HIBM patients have a sialic acid deficiency, which interferes with muscle function, leading to myopathy and atrophy. Patients typically lose a substantial amount of muscle function within ten to 20 years of diagnosis. There is no approved drug therapy for HIBM.

We are studying SA-ER as a potential substrate replacement therapy designed to address sialic acid deficiency and restore muscle function in HIBM patients. We have conducted a Phase 2 randomized, double-blind, placebo-controlled study of SA-ER in 47 HIBM patients. Data from this study were presented at the AAN Annual Meeting in April 2014. Patients in the study were initially randomized to receive placebo, 3 grams, or 6 grams of SA-ER per day. After 24 weeks, placebo patients crossed over to either 3 grams or 6 grams total daily dose, on a blinded basis, for an additional 24 weeks. The final analysis compared change at week 48 from baseline for the combined groups at 6 grams versus 3 grams of SA-ER. Assessments included pharmacokinetics, composites of upper extremity and lower extremity muscle strength as measured by dynamometry, other clinical endpoints, measures of functional activity, and safety.

At 24 weeks, assessments of upper extremity composite of muscle strength showed a statistically significant difference in the 6 gram group compared to placebo (+2.33 kg; 5.5% relative difference from baseline; p=0.040). At 48 weeks, a statistically significant difference between the combined 6 gram group and the combined 3 gram group was observed (+3.44 kg; 8.5% relative difference from baseline; p=0.0033). Patients with less advanced disease (able to walk more than 200 meters at baseline), a predefined subset, showed a more pronounced difference (+4.69 kg; 9.7% relative difference from baseline; p=0.00055). The lower extremity composite showed a similar pattern of response but did not show a statistically significant difference between the dose groups. None of the groups showed a significant decline in the lower extremity composite during the treatment period. A positive trend was seen in measures of functional activity consistent with the potential clinical meaningfulness of the muscle strength assessment. SA-ER appeared to be well tolerated with no serious adverse events observed to date in either dose group, and no dose-dependent treatment-emergent adverse events were identified.  Most adverse events were mild to moderate and most common were gastrointestinal and pain related to muscle biopsy procedures.

We continue to treat these patients in an extension study evaluating an increased daily dosage of sialic acid based on the dose dependence observed at weeks 24 and 48. We anticipate that data from the extension study should be available in late 2014. We also plan to discuss data from this program with regulatory authorities during 2014 with the objective of agreeing on the design and primary endpoint for a pivotal study.

Financial Operations Overview

We are a clinical-stage company and have only a limited operating history. To date, we have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of convertible preferred stock and equity securities.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $13.6 million and $8.6 million for the three months ended June 30, 2014 and 2013, and $27.2 million and $15.3 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 we had incurred cumulative net losses of $86.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any revenue. We do not expect to receive significant revenue from any product candidates that we develop unless regulatory approvals are obtained for our products or we enter into collaborative agreements with third parties.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013:

Research and Development Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2014	2013	Change	Change
Development candidate:
KRN23	$1,206	$—	$1,206	*
rhGUS	1,731	2,419	(688)	-28%
rhPPCA	141	73	68	93%
Triheptanoin (LC-FAOD)	2,714	1,744	970	56%
Triheptanoin (Glut1 DS)	1,367	194	1,173	605%
SA-ER	2,619	1,998	621	31%
Other research and development costs	1,461	771	690	89%
Total research and development expenses	$11,239	$7,199	$4,040	56%

	Six Months Ended June 30,		Dollar	%
	2014	2013	Change	Change
Development candidate:
KRN23	$2,083	$—	$2,083	*
rhGUS	3,060	4,561	(1,501)	-33%
rhPPCA	251	144	107	74%
Triheptanoin (LC-FAOD)	4,096	2,610	1,486	57%
Triheptanoin (Glut1 DS)	2,393	236	2,157	914%
SA-ER	4,865	3,830	1,035	27%
Other research and development costs	2,844	1,482	1,362	92%
Total research and development expenses	$19,592	$12,863	$6,729	52%

*not meaningful

Research and development expenses increased $4.0 million and $6.7 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in research and development expenses above is primarily due to:

•

for KRN23, an increase of $1.2 million and $2.1 million for the three and six months ended June 30, 2014, respectively, related to development and initiation of our pediatric study and other development planning and regulatory activities since the product candidate was in-licensed in August 2013;

•

for rhGUS, a decrease of $0.7 million and $1.5 million for the three and six months ended June 30, 2014, respectively, due to a reduced level of process development and manufacturing activity, partially offset by an increase in clinical study activities;

•

for triheptanoin (LC-FAOD), an increase of $1.0 million and $1.5 million for the three and six months ended June 30, 2014, respectively, related to the initiation of our clinical program, support of investigator-sponsored studies, and costs related to manufacturing, partially offset by the $0.8 million milestone payment to Baylor Research Institute in June 2013;

•

for triheptanoin (Glut1 DS), an increase of $1.2 million and $2.2 million for the three and six months ended June 30, 2014, respectively, related to the initiation of our clinical program and costs related to manufacturing since the product candidate was in-licensed in September 2012;

•

for SA-ER, an increase of $0.6 million and $1.0 million for the three and six months ended June 30, 2014, respectively, related to the increase in clinical and manufacturing activities for this program, partially offset by a decrease in certain study costs and nonclinical costs; and

•	an increase of $0.7 million and $1.4 million for the three and six months ended June 30, 2014, respectively, in other research and development costs in support of our product candidate pipeline.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2014	2013	Change	Change
General and administrative	$2,422	$1,048	$1,374	131%

	Six Months Ended June 30,		Dollar	%
	2014	2013	Change	Change
General and administrative	$4,408	$2,131	$2,277	107%

General and administrative expenses increased $1.4 million and $2.3 million for the three and six months ended June 30, 2014 respectively, compared to the same periods in 2013. The increase in general and administrative expenses was primarily due to increases in professional services costs and in personnel costs resulting from an increase in employees in support of our activities.

We expect general and administrative expenses to increase in order for us to continue to support the costs of being a public company.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2014	2013	Change	Change
Interest income	$149	$63	$86	137%

	Six Months Ended June 30,		Dollar	%
	2014	2013	Change	Change
Interest income	$242	$89	$153	172%

Interest income increased $0.1 million and $0.2 million for the three and six months ended June 30, 2014 respectively, compared to the same periods in 2013, primarily due to funds invested in 2014 from the closing of our IPO in February 2014.

Other Expense, net (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2014	2013	Change	Change
Other expense, net	$73	$407	$(334)	-82%

	Six Months Ended June 30,		Dollar	%
	2014	2013	Change	Change
Other expense, net	$3,457	$420	$3,037	723%

Other expense, net decreased $0.3 million for the three months ended June 30, 2014 compared to the same period in 2013. This decrease was primarily related to the fair value remeasurement of the liability related to our convertible preferred stock warrants during the three months ended June 30, 2013.  There was no corresponding expense during the three months ended June 30, 2014 as the preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

Other expense, net increased $3.0 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily as a result of the increase in the expense related to fair value remeasurement of the liability related to our convertible preferred stock warrants.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock and $121.7 million in net proceeds from the sale of common stock in our IPO. As of June 30, 2014, we had $153.3 million in available cash, cash equivalents, and short-term investments and an accumulated deficit of $86.8 million. Our cash, cash equivalents and investments are held in a variety of interest-bearing accounts, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash used in operating activities	$(18,865)	$(14,680)
Cash used in investing activities	(92,874)	(58,060)
Cash provided by financing activities	121,764	57
Net increase (decrease) in cash and cash equivalents	$10,025	$(72,683)

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

Cash used in operating activities for the six months ended June 30, 2014 was $18.9 million and reflected a net loss of $27.2 million, offset by non-cash charges of $0.3 million for depreciation and amortization, $1.4 million for the amortization of premium paid on purchased short-term investments, $1.7 million for stock-based compensation and $3.3 million for the revaluation of convertible preferred stock warrant liability. Cash used in operating activities also reflected a $3.1 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, prepaid expenses and an increase in interest income receivable as our invested funds increased with the closing of our IPO in February 2014, a $2.0 million increase in accounts payable primarily due to higher clinical study and related costs, a $1.5 million decrease in other assets primarily related to the reclassification to permanent equity for the deferred offering costs related to our IPO, and a $1.2 million increase in accrued expenses and other liabilities as a result of a decrease of accrued IPO costs and employee bonuses and an increase in clinical study, manufacturing and related costs as we continued to increase our research and development activities.

Cash used in operating activities for the six months ended June 30, 2013 was $14.7 million and reflected a net loss of $15.3 million, offset by non-cash charges of $0.2 million for depreciation and amortization, $0.4 million for stock-based compensation, and $0.7 million of expenses for the amortization of discounts on purchased short-term investments and the revaluation of the convertible preferred stock warrant liability. Cash used in operating activities reflected a net increase in accounts payable and accrued and other liabilities of $0.7 million related to higher clinical study and related costs and other research and development activities and an increase of $1.4 million in prepaid and other current assets related to interest receivable on short-term investments and costs of research and development activities.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 was $92.9 million and related to purchases of short-term investments of $129.3 million and property and equipment of $1.3 million and an increase of $0.3 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of short-term investments of $38.0 million.

Cash used in investing activities for the six months ended June 30, 2013 was $58.1 million and related to purchases of property and equipment of $0.1 million, an increase in restricted cash for corporate credit card of $0.1 million, and purchases of short-term investments of $57.9 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 was $121.8 million and was comprised of $126.1 million in proceeds from the issuance of common stock from our IPO and proceeds from the exercise of stock options, offset by the payment of a $4.3 million dividend to our preferred stockholders in connection with the closing of our IPO.

Cash provided by financing activities for the six months ended June 30, 2013 was $0.1 million and related to the proceeds from the exercise of stock options.

Funding Requirements

We believe that our existing capital resources, including net proceeds we received from the closing of our IPO in February 2014 and the closing of our underwritten public offering in July 2014, will be sufficient to fund our current operations through 2016. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We expect that we will require additional capital to fund our operations and complete our ongoing and planned clinical studies, and funding may not be available to us on acceptable terms or at all. We expect to finance future cash needs through equity or debt financings, strategic collaborations, or grants. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations

The following table summarizes our significant binding contractual obligations at June 30, 2014 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$646	$1,350	$1,308	$—	$3,304
Manufacturing contract	780	—	—	—	780
Total	$1,426	$1,350	$1,308	$—	$4,084

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2014, we had cash, cash equivalents, and short-term investments totaling $153.3 million consisting of bank deposits, money market funds, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the period presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $13.6 million and $8.6 million for the three months ended June 30, 2014 and 2013, respectively, and net losses of $27.2 million and $15.3 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had incurred cumulative net losses of $86.8 million.

We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in the early stages of clinical development for our product candidates, we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable despite obtaining such market share and acceptance of our products.

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

We have no products approved for commercialization and have never generated any revenue. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating significant revenue from product sales in the near future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

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

As of June 30, 2014, our available cash, cash equivalents and short-term investments were $153.3 million. We expect that our existing cash, cash equivalents and short-term investments, plus the $60.2 million in net proceeds we received from the closing of our underwritten public offering, in July 2014, will be sufficient to fund our current operations through 2016; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, acquisition, and other arrangements that we may establish, including any required milestone, royalty, and other payments thereunder.

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

Each of our product candidates is in the early stages of development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenue from product sales. We currently have five programs that are in Phase 1/2 or Phase 2 clinical studies. None of our product candidates have advanced into a pivotal study and it may be years before such studies are initiated or approvals are obtained, if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of nonclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, triheptanoin, and SA-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator sponsored studies or compassionate use studies may negatively impact the prospects for our programs. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.

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

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs and/or regulatory agencies to proceed with clinical studies;
•	failure to gain approval from regulatory authorities or IRBs to conduct clinical studies in certain countries;
•

imposition of a clinical hold by regulatory agencies, after review of an investigational new drug, or IND, application or amendment, or equivalent application or amendment, or an inspection of our clinical study operations or study sites;

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

•	competing clinical studies of potential alternative product candidates or investigator-sponsored studies of our product candidates; and
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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates are in the early stages of development and the safety profile has not been established. In the completed Phase 1 study and four-month Phase 1/2 study, patients treated with KRN23 have experienced nausea, headache, elevated serum amylase, back pain, nasopharyngitis, joint pain, diarrhea, and restless legs syndrome. Most of these adverse events were mild and no serious adverse events have been observed. Other side effects may result from longer-term exposure and treatment of pediatric patients. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, during a 13-year study of approximately 130 human subjects, including greater than 60 with LC-FAOD, three serious adverse events were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. While we have not completed our own clinical studies for triheptanoin, there may be other side effects associated with its use that we discover. Additionally, patients treated with SA-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

Drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, or result in potential product liability claims. We currently carry product liability insurance in the amount of $10.0 million per incident and $10.0 million in the aggregate, and we are required to maintain product liability insurance pursuant to certain of our license agreements. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical studies, and surveillance to monitor the safety and efficacy of the product candidate. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will be required to report certain adverse events and manufacturing problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, MAA, or other comparable application, must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process.

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

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may be exposed to sub-optimal quality and reputational harm, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-parties, including CROs, to analyze, collect, monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these CROs for execution of our nonclinical and clinical studies, and for estimates including costs and efforts completed, and we control only certain aspects of the CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, current good clinical practices, or cGCP, and Good Laboratory Practices, or GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with cGCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with product produced under cGMP regulations. If we fail to comply with these regulations, we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

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

We also rely on third parties in other ways, including to support our patient identification efforts, to assist our finance department, and to provide resources for our business.  Use of these third parties could expose us to sub-optimal quality, missed deadlines, and non-compliance with applicable laws, all of which could result in reputational harm to us and negatively affect our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, our Phase 2 study of triheptanoin in LC-FAOD is enrolling patients with more severe disease. In addition, while adults make up the majority of the XLH patients, they often have less severe disease which may reduce the penetration of KRN23 in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

Manufacturers may not have the experience or ability to produce our product candidates at commercial levels. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. We also have not completed all of the characterization and validation activities necessary for commercialization and regulatory approvals. If our manufacturing partners are not able to conduct all such necessary activities in accordance with applicable regulations, our commercialization efforts will be harmed.

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

Even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our product candidates in a compliant and timely manner, the cost to us for the supply of our product candidates by such third-parties may be high and limit our profitability. Furthermore, KHK is our sole supplier of commercial quantities of KRN23. The supply price to us for commercial sales of KRN23, which will be determined on a fixed double-digit percentage of net sales, will be higher than the typical cost of goods sold by companies focused on rare diseases.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product candidates. We have conducted freedom to operate analyses with respect to only certain of our product candidates, and therefore we do not know whether there are any third-party patents that would impair our ability to commercialize all of our product candidates. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to KRN23, rhGUS, and rhPPCA. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. The 12-year data exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval. In his proposed budget for fiscal year 2014, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The Biologics Price Competition and Innovation Act of 2009 is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for KRN23, rhGUS, and rhPPCA.

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

Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise sufficient capital to continue our clinical studies, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

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

Our business strategy focuses on the development of drugs that are eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition when the prevalence of the condition is not more than five in 10,000 persons in the EU or when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. Additionally, there must be no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Even though we have orphan drug designation for KRN23 in the United States, and rhGUS and SA-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2014, we had 88 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•	we may face competition in obtaining and/or developing additional product candidates;
•	our product candidates may not succeed in preclinical or clinical testing;

•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost or at all; and
•	a product candidate may not be accepted as safe and effective by regulatory authorities, patients, the medical community, or third-party payors.

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

We currently have limited international operations, but our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of our product candidates. We currently conduct physician and patient association outreach activities, as well as clinical studies, outside of the United States and plan to maintain sales representatives internationally in the future. Doing business internationally involves a number of risks, including but not limited to:

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

As of August 6, 2014, our executive officers, directors, five percent stockholders, and their affiliates beneficially owned approximately 34% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this report lapse, the market price of our common stock could decline. As of August 6, 2014, we had a total of 31,703,990 shares of common stock outstanding. After the lock-up agreements pertaining to our underwritten public offering that closed in July 2014 expire on October 6, 2014, up to an additional 7.2 million shares of common stock will be eligible for sale in the public market, all of which are held by directors, executive officers and stockholders who sold shares in our underwritten public offering that closed in July 2014 and, with respect to the shares held by our directors and executive officers and our affiliates, will be subject to the manner of sale, volume limitations, and public reporting requirements of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The lead underwriters of our underwritten public offering may, however, in their sole discretion, permit our officers, directors, and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of August 6, 2014, approximately 5.5 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans, employee stock purchase plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The holders of approximately 19.4 million shares of our common stock, or 19.7 million including the shares underlying outstanding warrants, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On January 30, 2014, our registration statements on Form S-1 (File Nos. 333-192244 and 333-193675) relating to our IPO of our common stock was declared effective by the SEC. The shares began trading on The NASDAQ Global Select Market on January 31, 2014. The public offering price of the shares sold in the offering was $21.00 per share. The IPO closed on February 5, 2014 and included 6,624,423 shares of common stock, which included 864,054 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. We received total proceeds from the offering of $129.4 million, net of underwriting discounts and commissions of $9.7 million. After deducting offering expenses of approximately $3.3 million and a dividend of $4.3 million payable to the preferred stock holders, net proceeds were $121.7 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 19,598,486 shares of common stock.

The net proceeds from the IPO have been used and will be used, together with our cash, cash equivalents and short-term investments, to fund continued advancement of our KRN23, rhGUS, LC-FAOD, Glut 1 DS, SA-ER, and pre-clinical programs, with the balance to be used to fund working capital, capital expenditures and other general corporate purposes, which may include in-licenses, acquiring, or investing in additional businesses, technologies, products, or assets the acquisition or licensing of other products, businesses or technologies.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated January 31, 2014, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 8, 2014, we entered into Amendment No. 1 to Executive Employment Agreement with Emil D. Kakkis, M.D., Ph.D., our President and Chief Executive Officer (the “Kakkis Amendment”), which amends certain terms set forth in the Executive Employment Agreement, dated as of June 15, 2011, by and between us and Dr. Kakkis (the “Kakkis Agreement”).  Among other things, the Kakkis Amendment (i) reflects Dr. Kakkis’s current annual base salary of $500,000, (ii) provides that he shall be eligible to receive an amount equal to 24 months of his then-current base salary should he (A) be terminated other than For Cause (as defined in the Kakkis Agreement), By Death (as defined in the Kakkis Agreement) or By Disability (as defined in the Kakkis Agreement) or (B)

resign for Good Reason (as defined in the Kakkis Agreement) after a Change of Control (as defined in the Kakkis Agreement), so long as he resigns within six months of the event constituting Good Reason and provides us with a period of 20 days to cure the Good Reason and we fail to so cure within such period and (iii) provides that if Dr. Kakkis is terminated without Cause or resigns for Good Reason within 12 months following the consummation of a Covered Transaction (as defined in our 2014 Incentive Plan) then all of his outstanding equity-based compensation shall vest in full upon such termination.

On August 8, 2014, we entered into Amendment No. 1 to Offer of Employment with Thomas Kassberg, our Chief Business Officer (the “Kassberg Amendment”) , which amends certain terms set forth in the Offer of Employment, dated as of October 31, 2011, by and between us and Mr. Kassberg (the “Kassberg Offer Letter”).  The Kassberg Amendment (i) reflects Mr. Kassberg’s current annual base salary of $375,000, (ii) provides that he shall be eligible to receive an amount equal to 12 months of his then-current base salary should he be terminated without Cause (as defined in the Kassberg Offer Letter) or resign due to a Constructive Termination (as defined in the Kassberg Offer Letter) and (iii) provides that Mr. Kassberg is terminated without Cause or resigns due to a Constructive Termination within 12 months following the consummation of a Covered Transaction (as defined in our 2014 Incentive Plan) then all of his outstanding equity-based compensation shall vest in full upon such termination.

On August 8, 2014, we entered into Amendment No. 1 to Offer of Employment with Shalini Sharp, our Chief Financial Officer (the “Sharp Amendment”), which amends certain terms set forth in the Offer of Employment, dated as of March 12, 2012, by and between us and Ms. Sharp (the “Sharp Offer Letter”).  The Sharp Amendment (i) reflects Ms. Sharp’s current annual base salary of $375,000, (ii) provides that she shall be eligible to receive an amount equal to 12 months of her then-current base salary should she be terminated without Cause (as defined in the Sharp Offer Letter) or resign due to a Constructive Termination (as defined in the Sharp Offer Letter) and (iii) provides that if Ms. Sharp is terminated without Cause or resigns due to a Constructive Termination within 12 months following the consummation of a Covered Transaction (as defined in our 2014 Incentive Plan) then all of her outstanding equity-based compensation shall vest in full upon such termination.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.	8-K	2/5/2014	3.1
3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1	First Amendment to License Agreement, dated as of March 1, 2014, by and between Ultragenyx Pharmaceutical Inc. and St. Jude Children’s Research Hospital				X
10.2	Amendment No. 1 to Executive Employment Agreement, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.				X
10.3	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg				X
10.4	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Shalini Sharp				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350				X
101.INS (1)	XBRL Instance Document				X
101.SCH (1)	XBRL Taxonomy Extension Schema Document				X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 11, 2014	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Shalini Sharp
Shalini Sharp
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2014	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Corporate Controller (Principal Accounting Officer)