Form 10-Q
period 2014-09-30
Ultragenyx Pharmaceutical Inc.
filed 2014-11-10
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the registrant had 31,898,677 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of commencing our clinical studies and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
—	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
—	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
—	the implementation of our business model and strategic plans for our business and product candidates;
—	the initiation, timing, progress, and results of future preclinical studies and clinical studies, and our research and development programs;
—	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
—	our ability to maintain and establish collaborations or obtain additional funding;
—	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers and distributors;
—	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
—	our financial performance and expansion of our organization;
—	our ability to obtain supply of our product candidates;
—	developments and projections relating to our competitors and our industry; and
—	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$53,387	$7,427
Short-term investments	147,807	45,950
Prepaid expenses and other current assets	5,547	1,848
Total current assets	206,741	55,225
Property and equipment, net	2,621	1,325
Restricted cash	744	451
Other assets	825	2,648
Total assets	$210,931	$59,649

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,161	$1,437
Accrued liabilities	6,831	4,406
Deferred rent—current portion	80	78
Total current liabilities	11,072	5,921
Convertible preferred stock warrant liability	—	3,419
Other liabilities	533	200
Total liabilities	11,605	9,540

Commitments and contingencies (Note 10)

Series A redeemable convertible preferred stock, par value of $0.001 per share—nil and 35,377,556 shares authorized; nil and 34,349,894 shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	51,001
Series B convertible preferred stock, par value of $0.001 per share—nil and 27,081,680 shares authorized, issued and outstanding as of September 30, 2014 and December 31, 2013	—	73,929
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 31,846,472 and 3,766,289 shares issued and outstanding as of September 30, 2014 and December 31, 2013	32	4
Additional paid-in capital	321,714	—
Accumulated other comprehensive income (loss)	(118)	11
Accumulated deficit	(122,302)	(74,836)
Total stockholders’ equity (deficit)	199,326	(74,821)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$210,931	$59,649

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$12,854	$6,762	$32,446	$19,625
General and administrative	2,981	999	7,389	3,130
Total operating expenses	15,835	7,761	39,835	22,755
Loss from operations	(15,835)	(7,761)	(39,835)	(22,755)
Other income (expense), net:
Interest income	171	68	413	157
Other expense, net	(185)	(735)	(3,642)	(1,155)
Total other income (expense), net	(14)	(667)	(3,229)	(998)
Net loss	$(15,849)	$(8,428)	$(43,064)	$(23,753)
Net loss attributable to common stockholders	$(15,849)	$(12,590)	$(47,872)	$(31,624)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(3.48)	$(1.73)	$(9.70)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,631,385	3,621,654	27,697,137	3,260,484

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(15,849)	$(8,428)	$(43,064)	$(23,753)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(70)	63	(129)	(14)
Total comprehensive loss	$(15,919)	$(8,365)	$(43,193)	$(23,767)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(43,064)	$(23,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472	332
Amortization of premium (discount) on investment securities, net	2,444	972
Stock-based compensation	3,393	447
Revaluation of convertible preferred stock warrant liability	3,324	1,078
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,699)	(1,387)
Other assets	1,823	(1,501)
Accounts payable	2,693	1,690
Accrued liabilities and other liabilities	2,719	695
Net cash used in operating activities	(29,895)	(21,427)

Investing activities:
Purchase of property and equipment	(1,696)	(278)
Purchase of investments	(160,942)	(63,056)
Sale of investments	3,003	—
Proceeds from maturities of investments	53,509	4,462
Decrease (increase) in restricted cash	(293)	25
Net cash used in investing activities	(106,419)	(58,847)

Financing activities:
Net proceeds from issuance of common stock, net of issuance costs	186,620	133
Payment of preferred stock dividend	(4,346)	—
Net cash provided by financing activities	182,274	133
Net increase (decrease) in cash and cash equivalents	45,960	(80,141)
Cash and cash equivalents at beginning of period	7,427	86,190
Cash and cash equivalents at end of period	$53,387	$6,049

Supplemental disclosures of non-cash investing and financing information:
Reclassification of warrant liability to equity upon conversion to
common stock warrants	$6,743	$—
Conversion of Series A and Series B preferred stock to common stock	$129,360	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a clinical-stage biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

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

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on February 5, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 275,000,000 shares, of which 250,000,000 shares are common stock and 25,000,000 shares are preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share. There are no shares of preferred stock outstanding at September 30, 2014.

In July 2014, the Company completed an underwritten public offering in which the Company sold 1,613,879 shares of common stock, which included 302,602 shares of common stock purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $40.00 per share. In addition, certain existing stockholders sold 706,072 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds that the Company received from the offering were approximately $60.7 million, net of underwriting discounts and commissions of approximately $3.9 million. After deducting estimated offering expenses payable of approximately $0.4 million, net proceeds were $60.2 million.

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The condensed balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental accounting, legal and printing fees relating to the IPO and to the Company’s underwritten public offering in July 2014, were initially capitalized. IPO deferred offering costs of $3.3 million were subsequently offset against IPO proceeds upon the completion of the IPO in February 2014. Underwritten public offering costs of $444,000 were subsequently offset against offering proceeds upon the completion of the underwritten public offering in July 2014. As of September 30, 2014 and December 31, 2013, deferred offering costs of $0 and $2.3 million, respectively, were capitalized and included in other assets on the condensed balance sheet.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company’s cash, cash equivalents, and short-term investments are held by financial institutions that management believes are of high credit quality. The Company’s investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, corporate bonds, and asset-backed securities and places restrictions on maturities and concentrations by type and issuer. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and corporate bond issuers to the extent recorded in the condensed balance sheets.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-10, Development Stage Enterprises: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10). ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. ASU 2014-10 also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments in ASU 2014-10 will be effective retrospectively except for the clarification to Topic 275, which shall be applied prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2014-10 in the second quarter of 2014, as reflected in this Quarterly Report.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its financial statements.

3.	Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,026	$—	$—	$45,026
Commercial paper	—	7,995	—	7,995
Corporate bonds	—	141,918	—	141,918
Total financial assets	$45,026	$149,913	$—	$194,939

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,847	$—	$—	$6,847
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	44,950	—	44,950
Total financial assets	$6,847	$45,950	$—	$52,797
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$3,419	$3,419
Total financial liabilities	$—	$—	$3,419	$3,419

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which were measured at fair value on a recurring basis until their conversion to common stock warrants and related reclassification to additional paid-in capital (in thousands):

	Nine Months Ended September 30,
	2014	2013
Fair value, beginning of period	$3,419	$518
Change in fair value recorded as a loss in other expense, net	3,324	1,078
Reclassification of warrant liability to additional paid-in capital	(6,743)	—
Fair value, end of period	$—	$1,596

4.	Balance Sheet Components

Cash Equivalents and Short-term Investments

The fair values of cash equivalents and short-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$45,026	$—	$—	$45,026
Corporate bonds classified as cash equivalents	2,106	—	—	2,106
Commercial paper classified as short-term investments	7,995	—	—	7,995
Corporate bonds classified as short-term investments	139,930	9	(127)	139,812
Total	$195,057	$9	$(127)	$194,939

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$6,847	$—	$—	$6,847
Commercial paper classified as short-term investments	1,000	—	—	1,000
Corporate bonds classified as short-term investments	44,939	17	(6)	44,950
Total	$52,786	$17	$(6)	$52,797

At September 30, 2014, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Research and clinical study expenses	$3,352	$1,886
Payroll and related expenses	2,974	2,360
Other	505	160
Total accrued liabilities	$6,831	$4,406

5.	License and Research Agreements

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

Under the collaboration and license agreement, the Company paid Nobelpharma $111,000 (10 million Yen) for the license, which was recorded as research and development expense in 2010, and also issued 76,567 shares of common stock to Nobelpharma with a minimal value. The Company is required to pay Nobelpharma royalties based on net sales upon product sales commencement. In addition, the Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The Company paid $495,000 in development milestone payments since the inception of the agreement through September 30, 2014. The remaining total aggregate payments, if all milestones are achieved by Nobelpharma, would be 200 million Yen (approximately $1.8 million based on the exchange rate at September 30, 2014). The Company will pay a high single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved. Net sales, as defined in the collaboration and license agreement, represent the net sales of products whereby the licensed compound is the active ingredient. If the products include other active ingredients, the portion of the net sales allocated to the licensed compound would be used in determining the royalty payments.

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

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company recognized $1.3 million and $3.3 million for its share of the costs as research and development expenses for the three and nine months ended September 30, 2014 respectively.

6.	Convertible Preferred Stock Warrants and Common Stock Warrants

Upon the closing of the Company’s IPO, the Convertible Preferred Stock warrants were converted into warrants to purchase common stock. Accordingly, the warrants were reclassified from a liability to permanent equity and were no longer subject to remeasurement.

As of September 30, 2014, outstanding common stock warrants consisted of the following:

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

The Company recorded $0 and $706,000 to other expense for three months ended September 30, 2014 and 2013 and $3.3 million and $1.1 million for the nine months ended September 30, 2014 and 2013, representing the change in fair value of the warrants for the respective period.

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

The Company initially recorded the Series A and Series B convertible preferred stock at their issuance price, which represents the carrying value. The Series A convertible preferred stock was redeemable at any time after June 16, 2017 once a written request to redeem such stock was received by the Company from holders of not less than seventy-five percent of the then outstanding Series A convertible preferred stock. As only the passage of time was required for the Series A convertible preferred stock to become redeemable, the difference in the initial carrying value of the Series A convertible preferred stock and their total redemption value was being accreted from the issuance date through the first redemption date of June 16, 2017. The Company recorded accretion of $0 and $3.7 million for the three months ended September 30, 2014 and 2013, respectively and $4.4 million and $6.6 million for the nine months ended September 30, 2014 and 2013, respectively. As a result of the conversion of the preferred stock to common stock in connection with the Company’s IPO, the Company is no longer accreting the Series A convertible preferred stock to its previously calculated redemption value.

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

Founder’s Stock

In connection with the Series A preferred stock financing, the Company entered into a stock repurchase agreement with the founder on June 16, 2011, whereby 2,552,241 shares of common stock previously owned by the founder were subject to repurchase by the Company at the original issuance price in the event that the founder’s employment is terminated either voluntarily or involuntarily. The repurchase rights lapsed over a period of two years from June 16, 2011. The Company calculated the estimated fair value of these restricted shares at the time the restriction was added to the shares as $1,199,000 and recorded this amount as stock-based compensation ratably over the period that the repurchase rights lapsed. Stock-based compensation expense pertaining to the founder’s stock was $0, and $0 for the three months ended September 30, 2014 and 2013, respectively and $0 and $268,000 for the nine months ended September 30, 2014 and 2013, respectively.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$1,200	$57	$2,557	$139
General and administrative	452	14	836	308
Total stock-based compensation	$1,652	$71	$3,393	$447

9.	Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company has not provided any contributions to the plan since its inception through September 30, 2014.

10.	Commitments and Contingencies

Commitments

The Company has various manufacturing, clinical, research, and other contracts with vendors in the conduct of the normal course of its business. As of September 30, 2014, the Company had a binding obligation for approximately $479,000 with a manufacturing vendor for the production of a drug substance for one of its product candidates.  All other significant contracts as of September 30, 2014 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received at the time the termination became effective.

Contingencies

While there are no legal proceedings the Company is aware of, the Company may become party to various claims and complaints arising in the ordinary course of business. Management does not believe that any ultimate liability resulting from any such claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of such claims, and their resolution could be material to the Company for any particular period, depending upon the level of income or loss for the period, as well as the Company’s consolidated balance sheet.

11.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(15,849)	$(8,428)	$(43,064)	$(23,753)
Accretion and dividends on convertible preferred stock	—	(4,162)	(4,808)	(7,871)
Net loss attributable to common stockholders	$(15,849)	$(12,590)	$(47,872)	$(31,624)
Denominator:
Weighted-average common shares outstanding	31,631,385	3,621,654	27,697,137	3,529,264
Less: weighted-average unvested common shares subject to repurchase	—	—	—	(268,780)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,631,385	3,621,654	27,697,137	3,260,484
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(3.48)	$(1.73)	$(9.70)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stock	—	19,598,486	2,153,680	19,598,486
Stock options to purchase common stock	2,749,971	1,711,667	2,542,224	1,599,858
Unvested restricted stock units	11,684	—	3,895	—
Common stock subject to repurchase	—	—	—	268,780
Warrants to purchase convertible preferred stock (as if converted)	—	353,459	38,842	353,459
Warrants to purchase common stock	353,459	—	314,617	—
	3,115,114	21,663,612	5,053,258	21,820,583

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

Overview

We are a clinical-stage biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are no currently approved therapies. Since our inception in 2010, we have in-licensed potential treatments for multiple rare genetic disorders. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

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

—

rhGUS, or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-system disease, pervasive skeletal disease, and early death. We initiated a Phase 1/2 clinical study in MPS 7 in December 2013 and plan to initiate a Phase 3 clinical study in the coming months.

—

rhPPCA, or UX004, is an enzyme replacement therapy in preclinical development for galactosialidosis, a rare lysosomal storage disease that can cause multi-system clinical disease similar to MPS 7 including enlarged liver, joint disease, abnormal bone development, short stature, and early death. We continue preclinical development of rhPPCA.

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

—

SA-ER, or UX001, is an extended-release form of sialic acid in a Phase 2 extension study for the treatment of hereditary inclusion body myopathy, or HIBM, a neuromuscular disorder that causes muscle weakness and wasting. We plan to initiate a Phase 3 clinical study by mid-2015.

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

Data from the long-term Phase 1/2 study to evaluate KRN23 treatment for an additional 12 doses in 22 adult patients with XLH were presented at the ASBMR Annual Meeting in September 2014. Data from the long-term study demonstrated that the increases in serum phosphate levels, renal tubular reabsorption of phosphate, and serum vitamin D levels observed in the initial four-month Phase 1/2 study were generally sustained during the 12-month extension. All patients continued to demonstrate increases in serum phosphate levels, and 53-86% of subjects in the extension study had serum phosphate levels that reached the normal range after each dose. The mean increases in markers of bone remodeling observed in the prior Phase 1/2 study were also generally sustained.

KRN23 was generally safe and well tolerated over the cumulative treatment period. The most common treatment-related adverse events were injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache, and decreased neutrophil count (both cases of low neutrophil counts were also observed at baseline and were not associated with any significant infections). Serious adverse events were reported in three subjects but were all considered unrelated to KRN23. One patient discontinued treatment due to nephrolithiasis and one patient discontinued due to restless legs syndrome. There were no clinically significant changes in parathyroid hormone, renal ultrasound or cardiac CT. Serum calcium levels did not change significantly, and mild hypercalcemia was observed intermittently in two subjects. Urinary calcium was not increased, and three subjects had only transient hypercalciuria. No anti-KRN23 antibodies were observed.

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23 in patients with XLH. In November 2014, we reached our target enrollment of 30 prepubertal patients ahead of schedule. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We will also assess preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life.

The study will consist of a 16-week individual dose-titration period followed by a 48-week treatment period. The goal of the dose-titration period is to identify the individualized dose of KRN23 required to achieve stable serum phosphorus levels in the target range. Patients will be divided into three cohorts of escalating starting dose levels of KRN23 with either monthly or biweekly dosing regimens. At the end of the 16-week dose-titration period, patients will receive their individually-optimized dose of KRN23 on a monthly or biweekly basis for the 48-week treatment period. An interim analysis of safety and pharmacodynamic data will be conducted after 24 weeks of the treatment period. We expect data from the interim analysis to be available in late 2015.

Depending on the results of our Phase 2 pediatric study, we intend to conduct a Phase 3 pediatric study. In our recent meeting with the United States Food and Drug Administration, or FDA, the FDA agreed that blinded radiographic assessments of changes in bone abnormalities, i.e. rickets and bowing, and changes in growth may be used as primary endpoint measures in a potential Phase 3 study in pediatric patients. The FDA also indicated that a Phase 3 study in pediatric patients could be open-label, but recommended inclusion of a standard of care control arm for comparison on a non-inferiority basis. We expect that the final design of a pediatric Phase 3 study would be determined once sufficient safety and efficacy data are available and after further consultation with the FDA.

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

In December 2013 we initiated an open-label, Phase 1/2 study in the United Kingdom to evaluate the safety, tolerability, efficacy, and dose of IV administration every other week of rhGUS in up to five patients with MPS 7 who are between five and 30 years of age. The initial 12-week treatment period was followed by a dose-titration period and a long-term extension study.

Interim data from the Phase 1/2 study were presented at the Society for the Study of Inborn Errors of Metabolism (SSIEM) Annual Symposium in September 2014. Results from the 12-week primary analysis phase showed evidence of clearance of lysosomal storage as indicated by the decline in urinary GAG excretion and the reduction in excess liver size. The decrease in urinary GAG excretion was observed by two weeks after the first dose of rhGUS. Urinary GAG excretion declined by approximately 40-50% from baseline after 12 weeks of treatment at a dose of 2 mg/kg. Decreases in liver size were observed in the two patients who had enlarged livers at baseline. No serious adverse events were observed in the 12-week primary analysis phase and through up to 28 total weeks of treatment. The most common adverse events reported to date are infections and gastrointestinal disorders. No infusion-associated reactions were observed after a total of 38 infusions to date in these three subjects. The data presented at SSIEM were consistent with preliminary data previously presented at the American College of Medical Genetics and Genomics (ACMG) Annual Clinical Genetics Meeting in March 2014.

We are also supplying rhGUS to investigators who are treating patients under emergency investigational new drug, or eIND, applications. Preliminary results from the treatment of the first patient were presented at the Lysosomal Disease Network’s 10th Annual World Symposium in February 2014 and updated results were announced in September 2014. The updated results indicated that a decline in urinary GAG excretion of 50-70% and a sustained reduction in the size of the enlarged liver and spleen were observed through 24 weeks of treatment at a dose of 2 mg/kg. The data also showed improved pulmonary function based on reduced carbon dioxide retention. No serious adverse events or infusion-associated reactions were observed through 12 infusions.

The European Medicines Agency, or EMA, has agreed that approval under exceptional circumstances could be possible for a proposed 12-patient placebo-controlled pivotal study in this disease with urinary GAG levels as a surrogate primary endpoint provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study. An investigational new drug, or IND, has been filed with the FDA and we plan to initiate the pivotal Phase 3 study in the coming months.

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

Recombinant human protective protein cathepsin-A, or rhPPCA, which was in-licensed from St. Jude Children’s Research Hospital in September 2012, is in preclinical development as an enzyme replacement therapy for galactosialidosis, a rare lysosomal storage disease for which there are currently no approved drug therapies. Similar to MPS patients, patients with galactosialidosis present with both soft tissue storage in the liver, spleen, and other tissues, as well as connective tissue (bone and cartilage) related disease. As with MPS 7, an enzyme deficiency results in accumulation of substrates in the lysosomes, causing skeletal and organ dysfunction, and death, and often presents as a severe hydrops fetalis phenotype. We are continuing preclinical development of rhPPCA.

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

Triheptanoin is currently being evaluated in a prospective international open-label Phase 2 study in up to 30 severely affected LC-FAOD patients. The principal goals of the study are to determine the appropriate clinical endpoints and patient population for testing in potential later-stage pivotal studies. The study will evaluate patients, ages 6 months to 35 years, exhibiting significant clinical manifestations of LC-FAOD despite current therapy. Prior to initiating treatment with triheptanoin, subjects will continue current therapy for four weeks to establish their baseline condition. Triheptanoin will then be titrated to an expected target dose of 25-35% of total daily caloric intake via oral administration, while ensuring tolerability. The study will assess the impact of triheptanoin on several endpoints, including cycle ergometer performance, 12-minute walk test, muscle strength, creatine kinase levels, hypoglycemia, liver size, cardiac disease, and major medical events. The patients will be followed to evaluate the effects of triheptanoin treatment on acute clinical pathophysiology associated with LC-FAOD over 24 weeks, then may continue treatment for an additional 54 weeks for observation of major medical events. We expect interim data from this study to be available in 2015.

Triheptanoin (UX007) for the treatment of Glut1 DS

We are also developing triheptanoin for patients with Glut1 DS. Glut1 DS is caused by a mutation affecting the gene that codes for Glut1, a protein that transports glucose from the blood into the brain. Because glucose is the primary source of energy for the brain, Glut1 DS results in a chronic state of brain energy deficiency and is characterized by seizures, developmental delay, and movement disorder. There are currently no approved drugs specific to Glut1 DS. The current standard of care for Glut1 DS is the ketogenic diet, an extreme high-fat (70-80% of daily calories as fat)/low-carbohydrate diet, which generates ketone bodies as an alternative energy source to glucose, and one or more antiepileptic drugs. The ketogenic diet can be effective in reducing seizures but compliance can be difficult, and the diet has demonstrated limited effectiveness in the treatment of developmental delay and movement disorders. In addition, ketogenic diet can lead to side effects including renal stones. In general, Glut 1 DS patients are considered relatively refractory to antiepileptic drugs with only approximately 8% achieving seizure control on antiepileptic drugs alone. There are currently no antiepileptic drugs approved specifically for patients with Glut1 DS.

Triheptanoin is intended as a substrate replacement therapy to provide an alternative source of energy to the brain in Glut1 DS patients. There are open-label investigator-sponsored clinical studies ongoing and there are anecdotal reports of seizure reduction and improved developmental function in some Glut1 DS subjects taking triheptanoin.

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group study designed to enroll up to 50 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with triheptanoin through week 52. Based on recently published results and in order to accelerate enrollment, we are planning to amend the enrollment criteria to also include patients with only absence seizures.  We expect to release preliminary data from this study in 2015. We are exploring additional studies in patients with additional disease manifestations and diet regimens based on investigator feedback.

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

We continued to treat these patients in an extension study evaluating an increased daily dosage of sialic acid based on the dose dependence observed at weeks 24 and 48. Interim data from the extension study were presented at the International Congress of the World Muscle Society, or WMS, in October 2014. In the first part of the extension study, all 46 patients who completed the 48-week Phase 2 study crossed over to 6 grams for a variable period of time that was on average 24 weeks. In the second part of the extension study, all 46 patients and 13 treatment-naïve patients received 12 grams of SA-ER for 24 weeks. The results presented at WMS include the 49 out of 59 patients who had 24 weeks of data at the higher dose. While the 12 grams data do not suggest any clinically meaningful advantage over 6 grams, the 12 gram data do provide additional data that support clinical activity with SA-ER treatment. The higher dose appeared to be generally safe and well tolerated with no drug-related serious adverse events, but the rate of mild to moderate gastrointestinal adverse events did appear to be greater with this dose. Over the entire approximate two-year study, treatment with SA-ER appeared to slow the progression of upper extremity disease when compared to the 24-week placebo group extrapolated out to two years.

We recently completed an End-of-Phase 2 meeting with the FDA regarding a potential randomized placebo-controlled 48-week single pivotal study of SA-ER in HIBM patients. The FDA agreed with the proposed Phase 3 study design, including the primary endpoint of a composite of upper extremity muscle strength, with supportive secondary endpoint data from a patient-reported outcome, both of which were studied in the Phase 2 study. We plan to initiate the Phase 3 trial by mid-2015.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $15.8 million and $8.4 million for the three months ended September 30, 2014 and 2013, and $43.1 million and $23.8 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 we had incurred cumulative net losses of $102.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Other expense, net

Other expense, net primarily consists of gains and losses resulting from the remeasurement of our convertible preferred stock warrant liability. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until their conversion into warrants to purchase shares of our common stock at the completion of our initial public offering, or IPO, in February 2014. At that time, we reclassified the convertible preferred stock warrant liability to additional paid-in capital which will no longer be subject to fair value adjustments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three and nine months ended September 30, 2014 and 2013:

Research and Development Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2014	2013	Change	Change
Development candidate:
KRN23	$1,032	$124	$908	732%
rhGUS	3,609	1,354	2,255	167%
rhPPCA	516	61	455	746%
Triheptanoin (LC-FAOD)	1,946	1,464	482	33%
Triheptanoin (Glut 1 DS)	837	796	41	5%
SA-ER	3,237	2,112	1,125	53%
Other research and development costs	1,677	851	826	97%
Total research and development expenses	$12,854	$6,762	$6,092	90%

	Nine Months Ended September 30,		Dollar	%
	2014	2013	Change	Change
Development candidate:
KRN23	$3,115	$124	$2,991	2412%
rhGUS	6,669	5,915	754	13%
rhPPCA	767	205	562	274%
Triheptanoin (LC-FAOD)	6,042	4,074	1,968	48%
Triheptanoin (Glut 1 DS)	3,230	1,032	2,198	213%
SA-ER	8,102	5,942	2,160	36%
Other research and development costs	4,521	2,333	2,188	94%
Total research and development expenses	$32,446	$19,625	$12,821	65%

Research and development expenses increased $6.1 million and $12.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in research and development expenses above is primarily due to:

•

for KRN23, an increase of $0.9 million and $3.0 million for the three and nine months ended September 30, 2014, respectively, related to development and initiation of our pediatric study (in July 2014) and other development planning and regulatory activities since the product candidate was in-licensed in August 2013;

•	for rhGUS, an increase of $2.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, due to an increase in manufacturing and clinical study related activities;
•	for rhPPCA, an increase of $0.5 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, due to an increase in manufacturing related activities;
•

for triheptanoin (LC-FAOD), an increase of $0.5 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, related to the initiation of our clinical program, support of investigator-sponsored studies, and costs related to manufacturing, partially offset by the $0.8 million milestone payment to Baylor Research Institute in June 2013;

•

for triheptanoin (Glut1 DS), an increase of a nominal amount and $2.2 million for the three and nine months ended September 30, 2014, respectively, related to the initiation of our clinical program and costs related to manufacturing since the product candidate was in-licensed in September 2012;

•

for SA-ER, an increase of $1.1 million and $2.2 million for the three and nine months ended September 30, 2014, respectively, related to the increase in clinical and manufacturing activities for this program, partially offset by a decrease in certain study costs and nonclinical costs; and

•	an increase of $0.8 million and $2.2 million for the three and nine months ended September 30, 2014, respectively, in other research and development costs in support of our product candidate pipeline.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2014	2013	Change	Change
General and administrative	$2,981	$999	$1,982	198%

	Nine Months Ended September 30,		Dollar	%
	2014	2013	Change	Change
General and administrative	$7,389	$3,130	$4,259	136%

General and administrative expenses increased $2.0 million and $4.3 million for the three and nine months ended September 30, 2014 respectively, compared to the same periods in 2013. The increase in general and administrative expenses was primarily due to increases in professional services costs, stock-based compensation and in personnel costs resulting from an increase in employees in support of our activities.

We expect general and administrative expenses to increase in order for us to continue to support the costs of being a public company.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2014	2013	Change	Change
Interest income	$171	$68	$103	151%

	Nine Months Ended September 30,		Dollar	%
	2014	2013	Change	Change
Interest income	$413	$157	$256	163%

Interest income increased $0.1 million and $0.3 million for the three and nine months ended September 30, 2014 respectively, compared to the same periods in 2013, primarily due to funds invested in 2014 from the closing of our IPO in February 2014, and our underwritten public offering in July 2014.

Other Expense, net (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2014	2013	Change	Change
Other expense, net	$185	$735	$(550)	-75%

	Nine Months Ended September 30,		Dollar	%
	2014	2013	Change	Change
Other expense, net	$3,642	$1,155	$2,487	215%

Other expense, net decreased $0.6 million for the three months ended September 30, 2014 compared to the same period in 2013. This decrease was primarily related to the fair value remeasurement of the liability related to our convertible preferred stock warrants during the three months ended September 30, 2013.  There was no corresponding expense during the three months ended September 30, 2014 as the preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

Other expense, net increased $2.5 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily as a result of the increase in the expense related to fair value remeasurement of the liability related to our convertible preferred stock warrants.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of common stock in our IPO and $60.2 million in net proceeds from the sale of common stock in our underwritten public offering. As of September 30, 2014, we had $201.2 million in available cash, cash equivalents, and short-term investments and have incurred cumulative net losses of $102.6 million. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing accounts, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash used in operating activities	$(29,895)	$(21,427)
Cash used in investing activities	(106,419)	(58,847)
Cash provided by financing activities	182,274	133
Net increase (decrease) in cash and cash equivalents	$45,960	$(80,141)

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

Cash used in operating activities for the nine months ended September 30, 2014 was $29.9 million and reflected a net loss of $43.1 million, offset by non-cash charges of $0.5 million for depreciation and amortization, $2.4 million for the amortization of premium paid on purchased short-term investments, $3.4 million for stock-based compensation and $3.3 million for the revaluation of convertible preferred stock warrant liability. Cash used in operating activities also reflected a $3.7 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, prepaid expenses and an increase in interest income receivable as our invested funds increased with the closing of our IPO in February 2014 and our underwritten public offering in July 2014, a $2.7 million increase in accounts payable primarily due to higher clinical study and related costs, a $1.8 million decrease in other assets primarily related to the reclassification to permanent equity for the deferred offering costs related to our IPO and our underwritten public offering, and a $2.7 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing and related costs as we continued to increase our research and development activities, offset by a decrease of accrued IPO costs and employee bonuses.

Cash used in operating activities for the nine months ended September 30, 2013 was $21.4 million and reflected a net loss of $23.8 million, offset by non-cash charges of $0.3 million for depreciation and amortization, $1.0 million for the premium paid on purchased marketable securities, $0.4 million for stock-based compensation, and $1.1 million for the revaluation of the convertible preferred stock warrant liability. Cash used in operating activities also reflected a $2.8 million increase in prepaid expenses and other assets primarily due to deferred offering costs related to our IPO and an increase in interest income receivable as our invested funds increased with the sale of our Series B convertible preferred stock in December 2012. The increase was offset by a $2.4 million increase in accounts payable and accrued liabilities primarily due to higher clinical study and related costs as we continued to increase our research and development activities.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $106.4 million and related to purchases of short-term investments of $160.9 million and property and equipment of $1.7 million and an increase of $0.3 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of short-term investments of $53.5 million and the sale of investments of $3.0 million.

Cash used in investing activities for the nine months ended September 30, 2013 was $58.8 million and related to purchases of investments of $63.1 million, proceeds from maturities of investments of $4.5 million and purchases of property and equipment of $0.3 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $182.3 million and was comprised of $186.6 million in proceeds from the issuance of common stock from our IPO and our underwritten public offering and proceeds from the exercise of stock options, offset by the payment of a $4.3 million dividend to our preferred stockholders in connection with the closing of our IPO.

Cash provided by financing activities for the nine months ended September 30, 2013 was $0.1 million and related to the proceeds from the exercise of stock options.

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

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations

The following table summarizes our significant binding contractual obligations at September 30, 2014 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$955	$1,970	$1,717	$—	$4,642
Manufacturing contract	479	—	—	—	479
Total	$1,434	$1,970	$1,717	$—	$5,121

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2014, we had cash, cash equivalents and short-term investments totaling $201.2 million consisting of bank deposits, money market funds, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the period presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our third fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $15.8 million and $8.4 million for the three months ended September 30, 2014 and 2013, respectively, and net losses of $43.1 million and $23.8 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had incurred cumulative net losses of $102.6 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing product candidates;
•	change or add additional manufacturers or suppliers;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies and/or businesses;
•	make milestone or other payments under any license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	addressing any competing technological and market developments;
•	identifying, assessing, licensing, acquiring and/or developing new product candidates, technologies and/or businesses;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•	attracting, hiring, and retaining qualified personnel.

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

As of September 30, 2014, our available cash, cash equivalents and short-term investments were $201.2 million. We expect that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our current operations through 2016; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Each of our product candidates is in development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenue from product sales. We currently have multiple programs that are in clinical studies. None of our product candidates have advanced into a pivotal study and when such studies are initiated they may not result in approval. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of nonclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, triheptanoin, and SA-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator sponsored studies or compassionate use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.

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

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. For example, the Glut1 DS Phase 2 study requires a certain minimum baseline rate of generalized tonic-clonic seizures. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. For example, our Phase 2 Glut1 DS study is enrolling patients who are not currently on or compliant with the ketogenic diet. However, the ketogenic diet is the standard of care and considered effective in seizure control. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed. If we experience delays in the completion of, or termination of, any clinical study of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

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

•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, and other clinical trial-related vendors, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites, and vendors;

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

Often the disease states we are evaluating will not have clear regulatory paths for an approval and/or do not have validated outcome measures. In these circumstances we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. For example, for patients with XLH there is no available regulatory precedent for what is needed to obtain approval to treat this disease and there are no validated patient-reported outcome measures that are specific to this disease. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies. For example, patients with FAOD have a highly heterogeneous disease course, which may impact our ability to determine the true treatment benefit of triheptanoin in these patients.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. Other side effects may result from longer-term exposure and treatment of pediatric patients. Patients treated with triheptanoin have experienced drug-

related side effects such as cramping, diarrhea, and loose stools. In addition, during a 13-year study of approximately 130 human subjects, including greater than 60 with LC-FAOD, three serious adverse events were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. While we have not completed our own clinical studies for triheptanoin, there may be other side effects associated with its use that we discover. Additionally, patients treated with SA-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

We have relied upon and plan to continue to rely upon third parties, including CROs, to analyze, collect, monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these CROs for execution of our nonclinical and clinical studies, and for estimates including costs and efforts completed, and we control only certain aspects of the CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, current good clinical practices, or cGCP, and Good Laboratory Practices, or GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with cGCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with product produced under cGMP regulations. If we fail to comply with these regulations, we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

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

We are dependent on KHK for the clinical and commercial supply of KRN23 for all major markets and for the development and commercialization of KRN23 in certain major markets, and KHK’s failure to provide adequate supply of KRN23 or to commercialize KRN23 in those markets could result in a material adverse effect on our business and operating results.

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

We have not yet secured manufacturing capabilities for commercial quantities of our product candidates. Although we intend to rely on third-party manufacturers for commercialization, we have only entered into agreements with such manufacturers to support our clinical studies. We may be unable to negotiate binding agreements with the manufacturers to support our commercialization activities on commercially reasonable terms.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and Vitamin D therapy, which may compete with KRN23. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available and is currently being studied in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with triheptanoin. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with triheptanoin. Additionally, we are aware of a program at the National Institutes of Health, whose intellectual property rights are licensed to a company in New Zealand that is investigating the use of another metabolite in the sialic acid pathway, ManNAc, for the treatment of HIBM, which could compete with SA-ER. ManNAc may have a potential advantage over SA-ER in that it is not a charged molecule like sialic acid is, which might improve its distribution and uptake. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	the clinical indications for which approval is granted;
•	relative convenience and ease of administration;
•	the cost of treatment, particularly in relation to competing treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the effectiveness of our sales and marketing efforts;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments; and
•	sufficient third-party insurance coverage and reimbursement.

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

Although we have a number of patents covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, there is no patent coverage for KRN23 in Latin America, where we have rights to commercialize the compound. Therefore, a competitor could develop the same or similar antibody as well as other approaches that target FGF23. Additionally, there are currently no patents that cover rhPPCA. Therefore, it is possible that a competitor could develop the same or similar enzyme with respect to rhPPCA, subject to any regulatory exclusivities. With respect to SA-ER, none of the patents relating to SA-ER cover composition of matter. Therefore, it is possible that a competitor could develop the same or similar molecule. If we cannot obtain and maintain effective patent rights for our product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

Even though we have orphan drug designation for triheptanoin for Glut1 DS in the United States, and KRN23, rhGUS and SA-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2014, we had 94 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The NASDAQ Global Select Market impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and pay parity. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. For example, being a public company could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain adequate levels of such coverage.

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

As of November 3, 2014, our executive officers, directors, five percent stockholders, and their affiliates beneficially owned approximately 57% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this report lapse, the market price of our common stock could decline. As of November 3, 2014, we had a total of 31,898,677 shares of common stock outstanding.

In addition, as of November 3, 2014, approximately 5.3 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans, employee stock purchase plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

As of November 3, 2014, the holders of approximately 13.6 million shares of our common stock, or 14.0 million including the shares underlying outstanding warrants, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On January 30, 2014, our registration statements on Form S-1 (File Nos. 333-192244 and 333-193675) relating to our IPO of our common stock were declared effective by the SEC. The shares began trading on The NASDAQ Global Select Market on January 31, 2014. The public offering price of the shares sold in the offering was $21.00 per share. The IPO closed on February 5, 2014 and included 6,624,423 shares of common stock, which included 864,054 shares of common stock issued pursuant to the over-allotment option granted to the underwriters. We received total proceeds from the offering of $129.4 million, net of underwriting discounts and commissions of $9.7 million. After deducting offering expenses of approximately $3.3 million and a dividend of $4.3 million payable to the preferred stock holders, net proceeds were $121.7 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 19,598,486 shares of common stock.

The net proceeds from the IPO have been used and will be used, together with our cash, cash equivalents and short-term investments, to fund continued advancement of our KRN23, rhGUS, LC-FAOD, Glut 1 DS, SA-ER, and pre-clinical programs, with the balance to be used to fund working capital, capital expenditures and other general corporate purposes, which may include in-licenses, acquiring, or investing in additional businesses, technologies, products, or assets.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated January 31, 2014, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 28, 2014, the Compensation Committee of the Board of Directors of the Company approved increases in the annual bonus targets of our named executive officers, as set forth below:

Name	Title	New Bonus Target
Emil D. Kakkis, M.D., Ph.D.	President and Chief Executive Officer	50%
Thomas Kassberg	Chief Business Officer and Senior Vice President	40%
Shalini Sharp	Chief Financial Officer and Senior Vice President	40%

The increases in the annual bonus targets will become effective in fiscal 2015 with respect to payouts in fiscal 2016.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.	8-K	2/5/2014	3.1
3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1	Amendment No. 2 to License and Services Agreement, effective as of September 15, 2014, by and between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350				X
101.INS (1)	XBRL Instance Document				X
101.SCH (1)	XBRL Taxonomy Extension Schema Document				X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 10, 2014	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Shalini Sharp
Shalini Sharp
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2014	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Corporate Controller (Principal Accounting Officer)