Form 10-K
period 2014-12-31
Ultragenyx Pharmaceutical Inc.
filed 2015-03-27
CIK 1515673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☑    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    YES  ☐    NO   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2014 was approximately $910.6 million, based upon the closing price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2015, the Company had 35,596,219 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders, to be held on or about June 18, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1.  Business

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

We were founded in April 2010 by our current President and Chief Executive Officer, Emil Kakkis, M.D., Ph.D., who is the former Chief Medical Officer of BioMarin Pharmaceutical Inc. We have assembled an experienced team with extensive rare disease drug development and commercialization capabilities. Dr. Kakkis and the team at Ultragenyx have been previously involved at other companies in the development and/or commercialization of many therapies approved or in development for rare genetic diseases, including Aldurazyme, Naglazyme, Kuvan, and Vimizim (BioMarin); Lumizyme/Myozyme (Sanofi-Genzyme); and asfotase alpha (Enobia; now Alexion).

Our Strategy

Our strategy is to identify, acquire, develop, and commercialize novel products for the treatment of rare and ultra-rare diseases in the United States, the European Union, or EU, and select international markets, with the goal of becoming a leading rare disease biotechnology company. The critical components of our business strategy include the following:

•

Focus on rare and ultra-rare diseases with significant unmet medical need.    There are numerous rare and ultra-rare genetic diseases that currently have no approved drug therapy and for which no therapies are currently in development. Patients suffering from these diseases often have a high unmet medical need with significant morbidity and/or mortality. We are focused on developing and commercializing therapies for multiple such indications with the utmost urgency.

•

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

•

Leverage our experience and relationships to in-license promising product candidates.    Our management team has strong relationships with key opinion leaders in the genetic field, as well as a history of success in the development and commercialization of therapies for rare and ultra-rare genetic diseases. Accordingly, we enjoy unique access to many in-licensing opportunities. All of our current product candidates are in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. We believe these parties have agreed to license product candidates to us because they are confident in our drug development capabilities and experience in bringing rare disease therapies to market.

•

Develop and commercialize multiple product candidates in parallel.    Clinical studies for rare and ultra-rare diseases can often be smaller, fewer in number, and less expensive than those for larger market indications. Development of multiple programs in the genetics field also generates organizational efficiencies and economies of scale. As a result of these efficiencies, we can feasibly develop multiple clinical-stage product candidates in parallel, resulting in a more diversified portfolio that provides multiple opportunities to create value.

•

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

•

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

The following table summarizes our current product candidate pipeline:

| Candidate | Description | Indication | Pre-clinical | Phase 1 | Phase 1/2 or Phase 2 | Phase 3 or pivotal | Status / Anticipated milestones | Ultragenyx commercial rights |
|---|---|---|---|---|---|---|---|---|
| **Biologics** | | | | | | | | |
| KRN23 (UX023) | Anti-FGF23 monoclonal antibody | XLH | | | | | ■ Expect interim data from pediatric Phase 2 study in late 2015 or early 2016 | ■ U.S. and Canada: Joint with KHK (profit share)<br>■ Mexico, Central and South America |
| KRN23 (UX023) | Anti-FGF23 monoclonal antibody | TIO | | | | | ■ Expect interim data from Phase 2 study in the second half of 2015 | ■ U.S. and Canada: Joint with KHK (profit share)<br>■ Mexico, Central and South America |
| rhGUS (UX003) | Enzyme replacement | MPS 7 | | | | | ■ Expect data from Phase 3 study in 2016 | ■ Worldwide |
| rhPPCA (UX004) | Enzyme replacement | Galactosialidosis | | | | | ■ Continuing preclinical development | ■ Worldwide |
| **Substrate replacement therapies** | | | | | | | | |
| Triheptanoin (UX007) | Substrate replacement | LC-FAOD | | | | | ■ Expect interim data from Phase 2 study in 2015 | ■ Worldwide |
| Triheptanoin (UX007) | Substrate replacement | Glut1 DS | | | | | ■ Expect preliminary data from Phase 2 study in 2015 | ■ Worldwide |
| SA-ER (UX001) | Substrate replacement | HIBM | | | | | ■ Expect to initiate Phase 3 study by mid-2015<br>■ Expect to file MAA for conditional approval in 2015 | ■ Worldwide (excluding Japan and certain other Asian territories) |

KRN23 (UX023) for the treatment of XLH

KRN23 is a fully human monoclonal antibody administered via subcutaneous injection that is designed to bind and reduce the biological activity of fibroblast growth factor 23, or FGF23, to increase abnormally low phosphate levels in patients with X-linked hypophosphatemia, or XLH. Patients with XLH have low serum phosphate levels due to excessive phosphate loss into the urine, which is directly caused by the effect on kidney function of excess FGF23 production in bone cells. Low phosphate levels lead to poor bone mineralization and a variety of clinical manifestations, including rickets leading to bowing and other skeletal deformities, short stature, bone pain and fractures, and muscle weakness. There is no approved drug therapy or treatment for the underlying cause of XLH. Most patients are managed using frequently dosed oral phosphate replacement and vitamin D therapy, which can lead to significant side effects. Oral phosphate/vitamin D replacement therapy requires extremely close monitoring due to the potential for excessive phosphate levels and secondary increases in calcium, which can result in severe damage to the kidneys from excess calcium phosphate deposits and other complications. Additionally, some patients are unable to tolerate the regimen due to the chalky stool that results from taking large amounts of oral phosphate or the high frequency of dosing required.

In August 2013, we entered into a collaboration agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, to jointly develop and commercialize KRN23 for the treatment of XLH. KHK has conducted one Phase 1 study, one Phase 1/2 study and one longer-term Phase 1/2 study of KRN23 in adults with XLH.

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

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23 in patients with XLH. In late 2014, we completed enrollment of 36 prepubertal patients. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We will also assess preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life.

The study consists of a 16-week individual dose-titration period followed by a 48-week treatment period. The goal of the dose-titration period is to identify the individualized dose of KRN23 required to achieve stable serum phosphorus levels in the target range. Patients will be divided into three cohorts of escalating starting dose levels of KRN23 with either monthly or biweekly dosing regimens. At the end of the 16-week dose-titration period, patients will receive their individually-optimized dose of KRN23 on a monthly or biweekly basis for the 48-week treatment period. Phosphate control and safety data from the 16-week dose-titration period are expected to be released in the first half of 2015. Additional data, including radiographic assessments, through 40 weeks of treatment are to be available in late 2015 or early 2016.

Depending on the results of our Phase 2 pediatric study, we intend to conduct a Phase 3 pediatric study. In our meeting with the United States Food and Drug Administration, or FDA, the FDA agreed that blinded radiographic assessments of changes in bone abnormalities, i.e. rickets and bowing, and changes in growth may be used as primary endpoint measures in a potential Phase 3 study in pediatric patients. The FDA also indicated that a Phase 3 study in pediatric patients could be open-label, but recommended inclusion of a standard of care control arm for comparison on a non-inferiority basis. We expect that the final design of a pediatric Phase 3 study would be determined once sufficient safety and efficacy data are available and after further consultation with the FDA.

Given the high turnover and growth of bone during childhood and the critical role phosphate plays in bone growth, pediatric XLH patients have the highest morbidity and potential for benefit in a shorter timeframe. This is consistent with third-party data regarding enzyme replacement therapy in hypophosphatasia, which is another genetic bone disease with poor bone mineralization related to phosphate metabolism caused by a different, unrelated mechanism. We expect to continue to develop KRN23 in adults with XLH and also plan to initiate an adult Phase 2b study in the second half of 2015 that will be conducted in parallel with our Phase 3 pediatric study.

KRN23 (UX023) for the treatment of TIO

KRN23 is also intended for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. The efficacy of this treatment is often limited, as it does not treat the underlying disease and its benefits must be balanced with monitoring for potential risks such as nephrocalcinosis, hypercalciuria, and hyperparathyroidism. We are enrolling patients in an open-label, dose-finding Phase 2 clinical study. Data from the Phase 2 study is expected in late 2015.

This Phase 2 study will evaluate safety and efficacy in approximately six adult inoperable patients. The primary objectives of the study are to establish the dose, and safety profile of treatment with KRN23 in TIO patients. Preliminary clinical effects of KRN23 treatment will be evaluated by radiographic assessments, muscle strength, walking ability, and patient-reported measures of pain, disability, and quality of life. Markers of bone health and changes in serum phosphorus and other biochemical measures will also be followed.

The study will consist of a 16-week individual dose-titration period followed by a 32-week treatment period. The goal of the dose-titration period is to identify the individualized dose of KRN23 required to achieve stable serum phosphorus levels in the target range. Patients will receive subcutaneous injections of KRN23 once every four weeks.

rhGUS (UX003) for the treatment of MPS 7

Recombinant human beta-glucuronidase, or rhGUS, is an intravenous, or IV, enzyme replacement therapy for the treatment of mucopolysaccharidosis 7, or MPS 7, also known as Sly Syndrome. Patients with MPS 7 suffer from severe cellular and organ dysfunction that typically leads to death in the teens or early adulthood. MPS 7 is caused by a deficiency of the lysosomal enzyme beta-glucuronidase, which is required for the breakdown of certain complex carbohydrates known as glycosaminoglycans, or GAGs. The inability to properly break down GAGs leads to their accumulation in many tissues, resulting in a serious multi-system disease. Patients with MPS 7 may have abnormal coarsened facial features, enlargement of the liver and spleen, airway obstruction, lung disease, cardiovascular complications, joint stiffness, short stature, and a skeletal disease known as dysostosis multiplex. In addition, many patients experience progressive lung problems as a result of airway obstruction and mucous production, often leading to sleep apnea and pulmonary insufficiency, and eventually requiring tracheostomy. There are currently no approved drug therapies for MPS 7.

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

In December 2013 we initiated an open-label, Phase 1/2 study in the United Kingdom to evaluate the safety, tolerability, efficacy, and dose of IV administration every other week of rhGUS in three patients with MPS 7. Results from the 12-week analysis evaluating 2 mg/kg of rhGUS every other week were presented in September 2014 at the Society for the Study of Inborn Errors of Metabolism (SSIEM) Annual Symposium and showed a decline in urinary glycosaminoglycans (GAG) excretion of approximately 40-50% from baseline. After the initial 12 weeks, the study entered a dose-exploration phase in which patients were treated with a lower and then higher dose of rhGUS. The 36-week results, which were presented in February 2015 at the Annual WORLD Symposium, showed a greater change in urinary GAG excretion at the higher 4 mg/kg dose of rhGUS, with a mean urinary GAG reduction of approximately 60%.

Sustained decreases in liver size were observed in the two patients who had enlarged livers at baseline, and an improvement in pulmonary function was observed in the one patient who was able to perform the evaluations. Improvements were also observed in the MPS Health Assessment Questionnaire measure of functional capabilities and in the Physician Global Impression of Change scale of overall health status in this open-label study.

No serious adverse events or infusion-associated reactions were observed in the study. The most common adverse events were consistent with the symptoms of MPS 7 or related to intravenous administration of the investigational therapy, including respiratory disorders, infections, and arthralgia.

We initiated a Phase 3 global, randomized, placebo-controlled, blind-start clinical study in December 2014. The Phase 3 study will assess the efficacy and safety of rhGUS in 12 patients between five and 35 years of age. Patients are randomized to one of four groups. One cohort begins rhGUS therapy immediately, while the other three start on placebo and cross over to rhGUS at different predefined time points in a blinded manner. This trial design generates treatment data from all 12 patients. Based on data from the Phase 1/2 study, patients will be dosed with 4 mg/kg of rhGUS every other week for up to a total of 48 weeks, and all groups will receive a minimum of 24 weeks of treatment with rhGUS. Data from the Phase 3 study is expected in the first half of 2016.

The primary objective of the study is to determine the efficacy of rhGUS as determined by the reduction in urinary GAG excretion after 24 weeks of treatment. The Phase 3 study will also evaluate the safety and tolerability of rhGUS, pulmonary function, walking, stair climb, shoulder flexion, fine and gross motor function, hepatosplenomegaly, cardiac size and function, visual acuity, patient and caregiver assessment of most significant clinical problems, global impressions of change, a multi-domain responder index, and other endpoints.

Agreement has been reached with both the FDA and the European Medicines Agency, or EMA, on the Phase 3 study design. The FDA stated that their evaluation of the pivotal Phase 3 study will be based on the totality of the data on a patient-by-patient basis and advised against the declaration of a primary endpoint. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

In addition to the above development plan, we intend to study MPS 7 patients under the age of five years, including potentially younger infants born with hydrops fetalis. Currently, these infants can die within a few months to one year, but enzyme replacement therapy might be able to reduce GAG storage and improve health and survival in these patients.

We are also supplying rhGUS to investigators who are treating patients under emergency investigational new drug, or eIND, applications. Results following 24 weeks of treatment of the first eIND patient were announced in September 2014 and published in Molecular Genetics and Metabolism in February 2015. The results indicated that a decline in urinary GAG excretion of 50-70% and a sustained reduction in the size of the enlarged liver and spleen were observed at a dose of 2 mg/kg. The data also showed improved pulmonary function based on reduced carbon dioxide retention. No serious adverse events or infusion-associated reactions were observed through 12 infusions.

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

Triheptanoin (UX007) for the treatment of LC-FAOD

We are developing triheptanoin for oral administration intended as a substrate replacement therapy for patients with long-chain fatty acid oxidation disorders, or LC-FAOD. Triheptanoin is a medium odd-chain triglyceride of seven-carbon fatty acids designed to provide substrate replacement for fatty acid metabolism and restore production of energy. Patients with LC-FAOD have a deficiency that impairs the ability to produce energy from fat, which can lead to depletion of glucose in the body, and severe liver, muscle, and heart disease, as well as death. There are currently no approved drugs or treatments specifically for LC-FAOD. The current standard of care for LC-FAOD includes diligent prevention of fasting combined with the use of low-fat/high-carbohydrate diets, carnitine supplementation in some cases, and medium even-chain triglyceride, or MCT, oil supplementation. Despite treatment with the current standard of care, many patients continue to suffer significant morbidity and mortality.

We licensed certain intellectual property rights for triheptanoin from Baylor Research Institute in August 2012. Triheptanoin has been studied clinically for over a decade in more than a hundred human subjects affected by a variety of diseases. Multiple investigator-sponsored open-label studies suggest clinical improvements with triheptanoin treatment, even for patients who were on standard of care. We presented data at the International Conference of Inborn Errors of Metabolism (ICIEM) in August 2013 from a retrospective medical record review study assessing the clinical outcome of triheptanoin treatment on LC-FAOD subjects who had been participating in a compassionate use program at the University of Pittsburgh Medical Center. The data showed that treatment with triheptanoin appeared to reduce the frequency and severity of hospitalizations previously experienced by these patients for disease-related causes, including muscle rupture, hypoglycemia, and cardiomyopathy. A reduction in mean total hospital days per year from 17.55 to 5.40 (69%; p = 0.0242) was observed. These results are clinically important but are derived from a retrospective medical review, and not from a prospective randomized controlled study.

Triheptanoin is currently being evaluated in a prospective, interventional, open-label Phase 2 study in approximately 30 severely affected LC-FAOD patients. The principal goals of the study are to determine the appropriate clinical endpoints and patient population for testing in potential later-stage pivotal studies. Prior to initiating treatment with triheptanoin, subjects will continue current therapy for four weeks to establish their baseline condition. Triheptanoin will then be titrated to an expected target dose of 25-35% of total daily caloric intake via oral administration, while ensuring tolerability. The study will assess the impact of triheptanoin on several endpoints, including cycle ergometer performance, 12-minute walk test, muscle strength, creatine kinase levels, hypoglycemia, liver size, cardiac disease, and major medical events. The patients will be followed to evaluate the effects of triheptanoin treatment on acute clinical pathophysiology associated with LC-FAOD over 24 weeks, then may continue treatment for an additional 54 weeks for observation of major medical events. The study is fully enrolled, and we expect interim data to be available in the second half of 2015.

Triheptanoin (UX007) for the treatment of Glut1 DS

We are also developing triheptanoin for patients with glucose transporter type-1 deficiency syndrome, or Glut1 DS. Glut1 DS is caused by a mutation affecting the gene that codes for Glut1, which is a protein that transports glucose from the blood into the brain. Because glucose is the primary source of energy for the brain, Glut1 DS results in a chronic state of brain energy deficiency and is characterized by seizures, developmental delay, and movement disorder. There are currently no approved drugs specific to Glut1 DS. The current standard of care for Glut1 DS is the ketogenic diet, an extreme high-fat (70-80% of daily calories as fat)/low-carbohydrate diet, which generates ketone bodies as an alternative energy source to glucose, and one or more antiepileptic drugs. The ketogenic diet can be effective in reducing seizures but compliance can be difficult, and the diet has demonstrated limited effectiveness in the treatment of developmental delay and movement disorders. In addition, ketogenic diet can lead to side effects including renal stones.  In general, Glut1 DS patients are considered relatively refractory to antiepileptic drugs with only approximately 8% achieving seizure control on antiepileptic drugs alone. There are currently no antiepileptic drugs approved specifically for patients with Glut1 DS.

Triheptanoin is intended as a substrate replacement therapy to provide an alternative source of energy to the brain in Glut1 DS patients. There are open-label investigator-sponsored clinical studies ongoing, and there is one publication presenting data on absence seizure reduction and improved developmental function in some Glut1 DS subjects taking triheptanoin.

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical trial that may enroll up to 40 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. Other efficacy objectives include cognitive function and movement disorder. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with triheptanoin through week 52. Based on recently published results and in order to accelerate enrollment, we have amended the enrollment criteria to also include patients with only absence seizures. We expect to release interim data from this study in the second half of 2015. We are exploring additional studies in patients with additional disease manifestations and diet regimens based on investigator feedback.

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

SA-ER is intended as a potential substrate replacement therapy designed to address sialic acid deficiency and restore muscle function in HIBM patients. We have conducted a Phase 2 randomized, double-blind, placebo-controlled study of SA-ER in 47 HIBM patients. Data from this study were presented at the American Academy of Neurology Annual Meeting in April 2014.  Patients in the study were initially randomized to receive placebo, three grams, or six grams of SA-ER per day. After 24 weeks, placebo patients crossed over to either three grams or six grams total daily dose, on a blinded basis, for an additional 24 weeks. The final analysis compared change at week 48 from baseline for the combined groups at six grams versus three grams of SA-ER. Assessments included pharmacokinetics, composites of upper extremity and lower extremity muscle strength as measured by dynamometry, other clinical endpoints, patient reported outcomes, and safety.

At 24 weeks, assessments of upper extremity composite of muscle strength showed a statistically significant difference in the six-gram group compared to placebo (+2.33 kg; 5.5% relative difference from baseline; p=0.040). At 48 weeks, a statistically significant difference between the combined six-gram group and the combined three-gram group was observed (+3.44 kg; 8.5% relative difference from baseline; p=0.0033). Patients with less advanced disease (able to walk more than 200 meters at baseline), a predefined subset, showed a more pronounced difference (+4.69 kg; 9.6% relative difference from baseline; p=0.00055). The lower extremity composite showed a similar pattern of response but did not show a statistically significant difference between the dose groups. None of the groups showed a significant decline in the lower extremity composite during the treatment period. A positive trend was seen in patient-reported outcomes of functional activity consistent with the potential clinical meaningfulness of the muscle strength assessment. SA-ER appeared to be well tolerated with no serious adverse events observed to date in either dose group, and no dose-dependent treatment-emergent adverse events were identified. Most adverse events were mild to moderate and the most commonly reported were gastrointestinal in nature and pain related to muscle biopsy procedures.

We continued to treat these patients in an extension study evaluating an increased daily dosage of sialic acid based on the dose dependence observed at weeks 24 and 48. Interim data from the extension study were presented at the International Congress of the World Muscle Society, or WMS, in October 2014. In the first part of the extension study, all 46 patients who completed the 48-week Phase 2 study crossed over to six grams for a variable period of time that was on average 24 weeks. In the second part of the extension study, all 46 patients and 13 treatment-naïve patients received 12 grams of SA-ER for 24 weeks. The results presented at WMS include the 49 out of 59 patients who had 24 weeks of data at the higher dose. While the 12-gram data did not suggest any clinically meaningful advantage over six grams, the 12-gram data do provide additional data that supported clinical activity with SA-ER treatment. The higher dose appeared to be generally safe and well tolerated with no drug-related serious adverse events, but the rate of mild to moderate gastrointestinal adverse events did appear to be greater with this dose. Over the entire approximate two-year study, treatment with SA-ER appeared to slow the progression of upper extremity disease when compared to the 24-week placebo group extrapolated out to two years.

We recently completed an End-of-Phase 2 meeting with the FDA regarding a potential randomized placebo-controlled 48-week single pivotal study of SA-ER in HIBM patients. The FDA agreed with the proposed Phase 3 study design, including the primary endpoint of a composite of upper extremity muscle strength, with supportive secondary endpoint data from a patient-reported outcome, both of which were studied in the Phase 2 study. We plan to initiate the Phase 3 trial, which we anticipate will include approximately 80 patients, during the second half of 2015.

Based on Scientific Advice recently received from the EMA’s Committee for Medicinal Products for Human Use, we intend to file in the second half of 2015 an MAA seeking conditional approval from the EMA for the use of six grams per day of SA-ER tablets in the treatment of HIBM for stabilization or slowing of decline in upper extremity muscle strength.

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

With respect to rhGUS and rhPPCA, we are not aware of any other compounds currently in clinical development for MPS 7 or galactosialidosis, but it is possible that other companies may produce, develop, and commercialize compounds that might treat these diseases. Additionally, gene therapy and other therapeutic approaches may emerge for the treatment of lysosomal diseases. Bone marrow or stem cell transplants have also been used in MPS 7 and in other lysosomal storage diseases and represent a potential competing therapy. Stem cell transplants have been effective in treating soft tissue storage and in having an impact on brain disease, but have not to date proven effective in treating bone and connective tissue disease. Typically, enzyme replacement therapy has had an impact on bone and connective tissue disease in other disorders when patients were treated early.

With respect to triheptanoin, there are currently no approved drugs or treatments for patients with LC-FAOD or Glut1 DS. LC-FAOD is commonly treated with diet therapy and MCT, and triheptanoin would compete with MCT. Glut1 DS is commonly treated with ketogenic diet and antiepileptic drugs. Triheptanoin may compete with these approaches, though it may potentially be used in combination. Although we believe that triheptanoin should be considered a drug and will be regulated that way, it is possible that other companies or individuals may attempt to produce triheptanoin for use by LC-FAOD, Glut1 DS, and other patients by attempting to sell the product via a nutritional supplement or medical food pathway. Investigators are testing triheptanoin in clinical studies across multiple indications, including LC-FAOD and Glut1 DS. For example, B. Braun Medical Inc., or B. Braun, has applied for and received orphan drug designation for triheptanoin for the treatment of certain types of LC-FAOD in Europe; however, we are not aware of any ongoing clinical development activities by B. Braun. It is also possible that other companies may produce, develop, and commercialize other medium odd-chain fatty acids, or completely different compounds, to treat LC-FAOD and Glut1 DS. Other companies may also utilize other approaches, such as gene therapy, to treat LC-FAOD and Glut1 DS.

With respect to SA-ER, although there are currently no approved drug therapies for the treatment of HIBM, it is possible that others may develop alternative approaches to the treatment of HIBM, including other metabolites from the sialic acid pathway, prodrugs, other drug therapies, and gene therapy. We are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, N-acetyl mannosamine, or ManNAc, for the treatment of HIBM. This program is licensed to New Zealand Pharma, which manufactures ManNAc. The program has completed a Phase 1 clinical study, and an open-label, three-month Phase 2 study is currently enrolling patients.

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

License Agreements

Kyowa Hakko Kirin

In August 2013, we entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, pursuant to which we and KHK will collaborate on the development and commercialization of certain products containing KRN23, an antibody directed towards FGF23, in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the EU, Switzerland, and Turkey, or the European territory, and we will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. Under the agreement, we also have a right of first negotiation with KHK to receive a license to develop and commercialize products in any non-diagnostic field, or in the field of orphan drugs outside of the profit share territory, the European territory, and Latin America.

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

The profit or loss from commercializing products in the profit share territory until the applicable transition date will be shared between us and KHK on a 50/50 basis. Thereafter, we will be entitled to receive a tiered double-digit revenue share in the mid to high 20% range in the profit share territory, intended to approximate the profit share. We will also be entitled to receive a royalty of up to 10% on net sales in the European territory. In Latin America, we will pay to KHK a low single-digit royalty on net sales. Our and KHK’s obligations to pay royalties will continue on a country-by-country basis for so long as we or KHK, as applicable, are selling products in such country.

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

Under the license agreement, we paid SLU an up-front fee of $10,000, which was recorded as a research and development expense. We will make a milestone payment of $100,000 upon approval of a glucuronidase-based enzyme therapy for treatment of MPS 7. Additionally, upon reaching a certain level of cumulative worldwide sales of the product, we will pay to SLU a low single-digit royalty on net sales of the licensed products in any country or region, subject to certain potential deductions. Our obligation to pay royalties to SLU continues on a country-by-country basis until the expiration of the last-to-expire licensed patent covering the product in such country or, in the United States, Japan, and the EU, until the later expiration of any orphan drug exclusivity. We may deduct a portion of the royalty owed if a third-party license is required. We may terminate the agreement for convenience at any time and SLU may terminate the agreement for our material breach, bankruptcy, or challenge of the licensed patents or technology, and SLU may terminate the agreement or render our license non-exclusive if we fail to meet our diligence obligations. Unless terminated as set forth above, this license agreement continues in full force and effect until the latest of expiration of the last patent based on technology licensed under the agreement, at which point our license becomes fully paid.

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

Nobelpharma

In September 2010, we entered into a collaboration and license agreement with Nobelpharma Co., Ltd., or Nobelpharma. Under the terms of the collaboration and license agreement, each party granted the other party a worldwide exclusive license under certain of that party’s intellectual property related to the compound identified as N-acetylneuraminic acid, also known as sialic acid, to develop, manufacture, and commercialize products. Nobelpharma’s licensed territory includes Japan and certain other Asian countries, and our licensed territory includes the rest of the world. The parties conduct development independently, and each party is obligated to make commercially reasonable efforts to file an investigational new drug application, or IND, for licensed products in its territory and, in our case, to obtain patent term extensions and data exclusivity in Europe and North America, and share with the other party all data, documentation, and information that is generated in conducting such activities. Nobelpharma must use commercially reasonable efforts to supply us with the sialic acid drug substance. Either Nobelpharma or we can terminate this supply arrangement for convenience, at which point Nobelpharma would provide technical assistance to allow us to manufacture the sialic acid drug substance ourselves. If we choose to manufacture the sialic acid drug substance, Nobelpharma will have the right to purchase the sialic acid drug substance from us and we will use commercially reasonable efforts to supply Nobelpharma with the sialic acid drug substance.

Under the collaboration and license agreement, we have paid Nobelpharma approximately $110,000 as an upfront fee and approximately $495,000 in development milestone payments and also issued 76,567 shares of common stock to Nobelpharma. We are required to pay Nobelpharma a high single digit royalty on net sales of products in our territory, and Nobelpharma is required to pay us a mid-single digit royalty on net sales in their territory (with the exception of Japan). Each party’s obligation to pay royalties is subject to certain offsets and deductions, and is payable on a product-by-product and country-by-country basis until the expiration of the collaboration and license agreement. In addition, we are obligated to make a future payment to Nobelpharma of ¥200 million (approximately $1.7 million U.S. dollars as of December 31, 2014) based upon achievement of a certain approval milestone. Either party may terminate the agreement for the material breach or bankruptcy of the other party. If either party terminates the agreement, the terminating party’s license will become irrevocable and royalty-free. Unless terminated for material breach or bankruptcy, as applicable, this license agreement continues in full force and effect, on a country-by-country basis, until the date of the first launch of a generic product of the licensed product in a country.

AAIPharma

In March 2011, we entered into a license agreement with AAIPharma Services Corp., or AAIPharma. Under the terms of this license agreement, AAIPharma granted us a fully paid-up, royalty-free, exclusive, perpetual, and irrevocable license to research, develop, make, have made, use, import, offer for sale, and sell products incorporating AAIPharma’s controlled release matrix solid dose oral tablet technology for use in connection with sialic acid for the treatment of HIBM or distal myopathy with rimmed vacuoles. Under the license agreement, we will pay a mid-single digit percentage of any sublicense revenue received by us related to the sublicense of AAIPharma technology. As consideration, we agreed to provide preclinical and clinical data to AAIPharma. AAIPharma is responsible for patent prosecution and maintenance, subject to our right to review and comment on such prosecution and maintenance. We may terminate the agreement for convenience at any time and either party may terminate the agreement for the material breach or bankruptcy of the other party.

HIBM Research Group

In April 2012, we entered into an exclusive license agreement with HIBM Research Group, or HRG, wherein HRG granted us an exclusive, worldwide license to certain intellectual property related to the treatment of HIBM and related conditions using substrate replacement therapy.

Under the terms of the license agreement, we paid HRG an up-front fee of $25,000, which was recorded as a research and development expense. We will make future payments contingent upon attainment of various development and approval milestones of up to $300,000 in the aggregate. Additionally, we will pay to HRG a royalty of less than 1% of net sales of products, if any. Our obligation to pay royalties to HRG continues on a product-by-product and country-by-country basis until the expiration of the last-to-expire licensed patent claiming such product in such country, or the later expiration of orphan drug exclusivity in certain countries. We are obligated to make commercially reasonable efforts to develop and commercialize a substrate replacement therapy for HIBM. We may terminate the agreement for convenience at any time and either party may terminate the agreement for the material breach or bankruptcy of the other party. We must also terminate the agreement if we terminate our HIBM substrate replacement therapy program. Unless terminated for convenience, for our termination of our HIBM substrate replacement therapy program, or for material breach or bankruptcy, as applicable, this license agreement continues in full force and effect, on a product-by-product and country-by-country basis, until the expiration date of the last-to-expire licensed patent claiming such product in such country, or the later expiration of orphan drug exclusivity in certain countries, at which point our license becomes irrevocable, perpetual, fully paid, and royalty-free.

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

As of March 9, 2015, we own 1 issued U.S. patent and 11 pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, as of March 9, 2015, we have licensed 11 issued U.S. patents and 14 pending U.S. patent applications as well as corresponding foreign patents and applications from third parties, on an exclusive basis. With respect to our issued patents in the United States and Europe, we are also entitled to obtain a patent term extension to extend the patent expiration date. For example, in the United States, we can apply for a patent term extension of up to five years for one of the patents covering a product once the product is approved by the FDA. The exact duration of the extension depends on the time we spend in clinical studies as well as getting a new drug application approval, or NDA, from the FDA. The patent portfolios for our five leading product candidates as of March 9, 2015 are summarized below.

KRN23

We have rights from KHK to patents and patent applications relating to KRN23, a fully human monoclonal antibody against FGF23, and its use for the treatment of XLH and various other hypophosphatemic conditions. Pursuant to this license, we share rights to 20 issued patents, including 3 U.S. patents and 1 pending U.S. application and patents and applications in other jurisdictions covering generic and specific antibodies against FGF23 as well as their use for the treatment of XLH and related conditions. The patent terms for issued patents in the United States are from 2022 to 2029 (without patent term extension). The projected patent term for pending applications in the United States is 2028. We intend to pursue marketing and orphan drug exclusivity periods that are available to us under regulatory provisions in certain countries. KRN23 has received orphan drug designation in the United States and Europe for the treatment of XLH.

rhGUS

We have no issued patents covering rhGUS but we have filed 3 U.S. patent applications directed to compositions with certain characteristics that are useful for the enzyme replacement therapy for the treatment of multi-system lysosomal storage disease. Throughout clinical research and development, we also intend to file patent applications directed to various aspects of the treatment therapy including dosage, regimen, formulation, manufacturing, etc. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. rhGUS has received orphan drug designation in both the United States and Europe for the treatment of MPS 7.

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

Triheptanoin

We are the licensee or owner of patents and patent applications relating to triheptanoin and its use for a number of diseases including FAOD and Glut1 DS. In particular, we have an exclusive license from Baylor Research Institute, or BRI, with respect to its triheptanoin patent portfolio. We have licensed from BRI 26 issued patents, including 8 U.S. patents and 7 pending U.S. applications and patents and applications in other jurisdictions covering composition, formulation, use and manufacturing of triheptanoin and related odd carbon fatty acids. The patent terms for issued patents in the United States are from 2020 to 2025 (without patent term extension). The projected patent terms for pending applications in the United States are from 2020 to 2034. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. Triheptanoin for the treatment of Glut1 DS has received orphan drug designation in the United States.

SA-ER

We are the licensee or owner of patents and patent applications relating to sialic acid and its use for the treatment of HIBM. We have 9 pending U.S. applications and patents and applications in other jurisdictions covering the use of sialic acid for the treatment of HIBM, biomarkers useful for such treatment as well as extended release formulations of sialic acid. The projected patent terms for pending applications in the United States are from 2028 to 2033.

We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. SA-ER has received orphan drug designation in both the United States and the EU for the treatment of HIBM.

Trademarks

We have filed trademark applications for the Ultragenyx brand in the U.S. and multiple other jurisdictions.

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

rhPPCA

No commercial supplier has yet been selected for rhPPCA. The cell line to produce rhPPCA is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available. We are currently developing a manufacturing process for rhPPCA.

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

SA-ER

The drug substance for SA-ER is currently manufactured by Sanyo Fine Co., Ltd. in Japan through the license agreement with Nobelpharma. The SA-ER drug product is manufactured by AAIPharma under our license agreement and accompanying purchase orders with AAIPharma. We are in the process of securing secondary sources of drug substance and drug product for SA-ER. Manufacture of the drug substance requires a specialized enzyme-catalyzed step, and a secondary source of the enzyme itself is also under development. All raw materials to produce the drug substance and drug product are commercially available. The cell line to produce the specialized enzyme is under our control and is stored in multiple secured locations.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies performed in accordance with the Good Laboratory Practices, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical studies may begin and must be updated annually;
•	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical study may be initiated;
•	performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the product candidate for each proposed indication;
•	preparation of and submission to the FDA of an NDA, or biologics license application, or BLA, after completion of all pivotal clinical studies;
•	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed drug substance and drug product are produced to assess compliance with Good Manufacturing Practices, or GMP;

•	FDA will typically inspect one or more clinical sites to assure compliance with GCP; and
•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug in the United States.

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

Clinical Studies

Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with protocols and Good Clinical Practices, or GCPs. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical study site’s IRB, before the studies may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

The clinical investigation of a drug is generally divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1. The drug is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, pharmacokinetics and pharmacologic actions of the investigational new drug in humans, and if possible, to gain early evidence on effectiveness.

•

Phase 2. The drug is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.

•

Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational new drug product, and to provide an adequate basis for product approval.

•

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

Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group provides recommendations for whether or not a study may move forward at designated check points based on access to certain data from the study. The sponsor may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, a clinical study application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical study may proceed.

The requirements and process governing the conduct of clinical studies vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit an MAA. The content of the NDA or BLA filed in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to country.

Countries that are part of the EU, as well as countries outside of the EU, have their own governing bodies, requirements, and processes with respect to the approval of pharmaceutical products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Authorization Procedures in the European Union

Medicines can be authorized in the EU by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area, or EEA, which is comprised of the 28 member states of the EU plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and officially designated orphan medicines.

•

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

•

National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In most cases, a Pediatric Investigation Plan, or PIP, and/or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric studies and their timing relative to clinical studies in adults.

New Chemical Entity Exclusivity

In the EU, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product.

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

Accelerated Review

Under the Centralized Procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use, or CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Law, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

Employees

As of December 31, 2014, we had 107 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We recognized $46.0 million, $27.8 million, and $12.6 million in research and development expense in the years ended December 31, 2014, 2013, and 2012, respectively.

Facilities

Our offices are located at two leased facilities. The first is a 19,916 square foot facility in Novato, California used primarily for corporate, clinical, regulatory, manufacturing, and quality functions. On February 20, 2014, we executed an amendment to this lease adding approximately 25,000 square feet of additional space. The rental term for the additional space commenced on May 1, 2014 and will expire on April 30, 2019. The rental term for the original space shall also now expire on April 30, 2019, unless extended as permitted by the amendment. On March 9, 2015, we executed an additional addendum to this lease adding approximately 20,000 square feet of additional space. The rental term for this additional space shall commence on May 1, 2015 and expires on April 30, 2019, unless extended as permitted by the amendment.

We also lease a 910 square foot facility in Novato, California used for research laboratory space. On August 17, 2014, we executed an amendment to this lease adding approximately 1,955 square feet of additional space. The rental term for the additional space commenced on September 15, 2014 and will expire on September 15, 2019. The rental term for the current space shall also now expire on September 15, 2019, unless extended as permitted by the amendment.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Product Liability Insurance

We maintain product liability insurance that provides coverage in the amount of $10.0 million per incident and $10.0 million in aggregate.

Executive Officers of the Registrant

Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10. This information is incorporated by reference into Part I of this report.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this report, including our financial statements and notes thereto, before deciding to invest in our common stock. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $59.8 million, $35.1 million and $16.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had incurred cumulative net losses of $119.4 million.

We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our product candidates are in clinical development and it may be several years, if ever, before a product candidate is approved for commercialization. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable despite obtaining such market share and acceptance of our products.

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

We have no products approved for commercialization and have never generated any revenue. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating significant revenue from product sales in the near future. Our ability to generate future revenue from product sales, including named patient sales, depends heavily on our success in many areas, including but not limited to:

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

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	obtaining adequate reimbursement and pricing for our product candidates;
•	addressing any competing technological and market developments;
•	identifying, assessing, licensing, acquiring and/or developing new product candidates, technologies and/or businesses;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•	attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. For example, the development of KRN23, rhGUS, and triheptanoin for pediatric use is an important part of our current business strategy; if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.

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

As of December 31, 2014, our available cash, cash equivalents and short-term investments were $187.5 million. We expect that our existing cash, cash equivalents and short-term investments, including the net proceeds received from the financing we closed in February 2015, will be sufficient to fund our current operations into 2018; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our product candidates, some of which are in the early stages of clinical development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Each of our product candidates is in development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenue from product sales. We currently have multiple programs that are in clinical studies. One of our product candidates has advanced into a pivotal study, but such study may not result in approval. For SA-ER, we plan to file for conditional marketing authorization in the EU, which initially allows for approval without providing comprehensive clinical data and may entail a higher risk for rejection than the standard approval pathway. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies would be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the EU, and in additional foreign countries where we have commercial rights. To obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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
•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an NDA, or BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For our current product candidates:

•	we estimate that several thousand patients in the United States suffer from XLH, for which KRN23 is being studied;
•	we estimate that several hundred patients in the United States suffer from TIO, for which KRN23 is being studied;
•	we estimate that up to approximately 200 patients in the developed world may suffer from MPS 7, for which rhGUS is being studied;
•	we estimate that several thousand patients in the United States suffer from LC-FAOD, for which triheptanoin is being studied;
•	we estimate that several thousand patients in the United States suffer from Glut1 DS, for which triheptanoin is being studied; and
•	we estimate that approximately 2,000 patients in the developed world suffer from HIBM, for which SA-ER is being studied.

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. For example, the Glut1 DS Phase 2 study requires a certain minimum baseline rate of generalized tonic-clonic seizures or the presence of absence seizures at baseline. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. For example, our Phase 2 Glut1 DS study is enrolling patients who are not currently on or compliant with the ketogenic diet. However, the ketogenic diet is the standard of care and considered effective in seizure control. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed. If we experience delays in the completion of, or termination of, any clinical study of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of human clinical studies or filings for regulatory approval;
•	delays or failures in reaching a consensus with regulatory agencies on study design;
•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, and other clinical trial-related vendors, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites, and vendors;

•	delays in obtaining required IRB, approval at each clinical study site;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs and/or regulatory agencies to proceed with clinical studies;
•	failure to gain approval from regulatory authorities or IRBs to conduct clinical studies in certain countries;
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

Often the disease states we are evaluating will not have clear regulatory paths for an approval and/or do not have validated outcome measures. In these circumstances we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. For example, for patients with XLH there is no available regulatory precedent for what is needed to obtain approval to treat this disease and there are no validated patient-reported outcome measures that are specific to this disease. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies. For example, patients with FAOD and MPS 7 have a highly heterogeneous disease course, which may impact our ability to determine the true treatment benefit of our product candidates in these patients.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. Other side effects may result from longer-term exposure and treatment of pediatric patients. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, over 14 years of treatment experience in approximately 130 human subjects, including greater than 60 with LC-FAOD, we are aware of three serious adverse events that were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. While we have not completed our own clinical studies for triheptanoin, there may be other side effects associated with its use that we discover. Additionally, patients treated with SA-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices, or GMP, regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical studies, and surveillance to monitor the safety and efficacy of the product candidate. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained via the accelerated approval or conditional marketing authorization pathways, we could be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will be required to report certain adverse events and manufacturing problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, MAA, or other comparable application, must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process.

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

We have relied upon and plan to continue to rely upon third parties, including CROs, to analyze, collect, monitor and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates including costs and efforts completed, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with GMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or other vendors fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. We cannot make assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with product produced under GMP regulations. If we fail to comply with these regulations, we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

Our CROs and other vendors are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going nonclinical and clinical programs. If our vendors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs and other vendors may also generate higher costs than anticipated as a result of changes in scope of work or otherwise. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative vendors or do so on commercially reasonable terms. Switching or adding additional vendors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our vendors, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

We also rely on third parties in other ways, including to support our patient identification efforts, to assist our finance and legal departments, and to provide other resources for our business.  Use of these third parties could expose us to sub-optimal quality, missed deadlines, and non-compliance with applicable laws, all of which could result in reputational harm to us and negatively affect our business.

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

We rely completely on third parties to manufacture our product candidates. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our product candidates, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for triheptanoin is manufactured by Cremer Oleo GmbH & Co. KG, or Cremer, pursuant to our supply agreement with Cremer, and the drug product for triheptanoin is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for SA-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd., and the drug product for SA-ER is manufactured by AAIPharma Services Corp., or AAIPharma, pursuant to our license agreement and accompanying purchase orders with AAIPharma. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaborators, or our contract manufacturers must supply all necessary documentation in support of an NDA, BLA, MAA, or other application for regulatory approval, on a timely basis and must adhere to GLP, GMP, and similar regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaborators and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, our Phase 2 study of triheptanoin in LC-FAOD enrolled patients with more severe disease. In addition, while adults make up the majority of the XLH patients, they often have less severe disease which may reduce the penetration of KRN23 in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

Even if our third-party product manufacturers develop an acceptable manufacturing process, if such third-party manufacturers are unable to produce the necessary quantities of our product candidates, or in compliance with GMP or other pertinent regulatory requirements, and within our planned timeframe and cost parameters, the development and sales of our products, if approved, may be materially harmed.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to KRN23, rhGUS, and rhPPCA. In the United States, the BPCI Act created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. The 12-year data exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval. In his proposed budget for fiscal year 2014, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The BPCI Act is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for KRN23, rhGUS, and rhPPCA.

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

Our business strategy focuses on the development of drugs that are eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition when the prevalence of the condition is not more than five in 10,000 persons in the EU or when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. Additionally, there must be no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

As of December 31, 2014, we had 107 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Select Market, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and pay parity. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. For example, being a public company could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain adequate levels of such coverage.

Additionally, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. In the event we lose our eligibility as an emerging growth company, or EGC, as a result of meeting the large accelerated filing requirement as defined by the SEC, we would then be subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act. We could lose our EGC eligibility as early as December 31, 2015, thereby requiring compliance with Section 404(b), which would cause us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404(b) in a timely manner or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Health Care Reform Law, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Health Care Reform Law, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

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

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•	HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
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

As of March 23, 2015, our executive officers, directors, greater than five percent stockholders, and their affiliates beneficially owned approximately 35% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of the lock-up agreements entered into in connection with our underwritten public offering in February 2015, the market price of our common stock could decline. As of March 23, 2015, we had a total of 35,596,219 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our underwritten public offerings in July 2014 and February 2015 are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of March 23, 2015, approximately 6.7 million shares of common stock that are either subject to outstanding options or restricted stock units, reserved for future issuance under our equity incentive plans, employee stock purchase plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 analysis to determine the limitation of the net operating loss carryforwards has not been performed. As a result of ownership changes that may have occurred previously or that could occur in the future, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our offices are located at two leased facilities. The first is a 19,916 square foot facility in Novato, California used primarily for corporate, clinical, regulatory, manufacturing, and quality functions. On February 20, 2014, we executed an amendment to this lease adding approximately 25,000 square feet of additional space. The rental term for the additional space commenced on May 1, 2014 and will expire on April 30, 2019. The rental term for the original space shall also now expire on April 30, 2019, unless extended as permitted by the amendment. On March 9, 2015, we executed an additional addendum to this lease adding approximately 20,000 square feet of additional space. The rental term for this additional space shall commence on May 1, 2015 and expire on April 30, 2019, unless extended as permitted by the amendment.

We also lease a 910 square foot facility in Novato, California used for research laboratory space. On August 17, 2014, we executed an amendment to this lease adding approximately 1,955 square feet of additional space. The rental term for the additional space commenced on September 15, 2014 and will expire on September 15, 2019. The rental term for the current space shall also now expire on September 15, 2019, unless extended as permitted by the amendment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Select Market since January 31, 2014 under the symbol “RARE”. Prior to such time, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years. The following tables set forth the intraday high and low prices of our common stock as reported by NASDAQ from January 31, 2014, our first day of trading on NASDAQ, to March 23, 2015.

	Fiscal 2014
	High	Low
First Quarter (January 31, 2014 through March 31, 2014)	$69.77	$35.15
Second Quarter (April 1, 2014 through June 30, 2014)	$60.00	$32.02
Third Quarter (July 1, 2014 through September 30, 2014)	$60.04	$37.77
Fourth Quarter (October 1, 2014 through December 31, 2014)	$58.33	$38.01

	Fiscal 2015
	High	Low
First Quarter (January 1, 2015 through March 23, 2015)	$64.99	$44.27

As of December 31, 2014, we had approximately 16 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from January 31, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2014. The figures represented below assume an investment of $100 in our common stock at the closing price of $42.25 on January 31, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on January 31, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	January 31, 2014	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$115.72	$106.25	$133.96	$103.86
NASDAQ Composite Index	^IXIC	$100.00	$102.32	$107.41	$109.49	$115.40
NASDAQ Biotechnology Index	^NBI	$100.00	$96.11	$111.30	$111.30	$123.70

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

Recent Sales of Unregistered Securities

From January 1, 2014 until the filing of our Registration Statement on Form S-8 on March 24, 2014, we granted stock options to employees and directors under our 2011 Equity Incentive Plan and our 2014 Plan, as amended, covering an aggregate of 227,925 shares of common stock, at a weighted-average average exercise price of $33.66 per share. During this same time period we also sold an aggregate of 60,456 shares of common stock to employees for cash consideration in the aggregate amount of $43,000 upon the exercise of stock options.  The sales of the above securities were exempt from registration under Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Issuer’s Purchases of Equity Securities

None

Item 6.  Selected Financial Data

The selected statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the selected balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Operating expenses:
Research and development	$45,967	$27,829	$12,641	$4,717
General and administrative	10,811	4,451	3,344	1,844
Total operating expenses	56,778	32,280	15,985	6,561
Loss from operations	(56,778)	(32,280)	(15,985)	(6,561)
Interest income	608	216	1	4
Interest expense	—	—	—	(270)
Other expense	(3,632)	(3,006)	(350)	(22)
Net loss	$(59,802)	$(35,070)	$(16,334)	$(6,849)
Net loss attributable to common stockholders(1)	$(64,610)	$(50,289)	$(19,561)	$(7,466)
Net loss per share attributable to common stockholders, basic and diluted	$(2.25)	$(14.87)	$(14.20)	$(4.62)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	28,755,758	3,382,489	1,377,207	1,617,384

(1)	See Notes 2 and 13 to our audited financial statements of this report for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$187,487	$53,377	$86,190	$10,645
Working capital	180,899	49,304	83,257	9,954
Total assets	197,967	59,649	88,316	12,129
Convertible preferred stock warrant liability	—	3,419	518	216
Convertible preferred stock	—	124,930	111,387	18,604
Total stockholders' equity (deficit)	184,945	(74,821)	(27,047)	(7,961)

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

Our biologics pipeline includes the following three product candidates:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, intended for the treatment of XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014. We also expect to continue the clinical development of KRN23 in adults with XLH.

•

KRN23 is also intended for the treatment of TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We are enrolling a Phase 2 study of KRN23 in adult inoperable TIO patients.

•

rhGUS, or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. We initiated a Phase 3 clinical study in December 2014.

•

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

Our substrate replacement therapy pipeline includes the following product candidates in development for three diseases:

•

Triheptanoin, or UX007, is a synthetic triglyceride with a specifically designed chemical composition being studied in an international open-label Phase 2 study for the treatment of LC-FAOD. LC-FAOD is a set of rare metabolic diseases that prevent the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease.

•

Triheptanoin is also in a Phase 2 study for the treatment of Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder.

•

SA-ER, or UX001, is an extended-release form of sialic acid in a Phase 2 extension study for the treatment of HIBM, a neuromuscular disorder that causes muscle weakness and wasting. We plan to initiate a Phase 3 study by the second half of 2015, and we intend to file an MAA, seeking conditional approval from the EMA, for the use of SA-ER in the treatment of HIBM in the second half of 2015.

We are considered a clinical-stage company under U.S. generally accepted accounting principles, or U.S. GAAP, and have only a limited operating history. To date, we have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of convertible preferred stock and equity securities.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $59.8 million, $35.1 million and $16.3 million for the years ended December 31, 2014, 2013, and 2012. As of December 31, 2014 we had incurred cumulative net losses of $119.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Financial Operations Overview

Revenue

To date, we have not generated any revenue. We do not expect to receive any significant revenue until we obtain regulatory approval for any product candidates that we develop and commercialize our products or enter into collaborative agreements with third parties.

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

Other expense

Other expense primarily consists of gains and losses resulting from the remeasurement of our convertible preferred stock warrant liability. We continued to record adjustments to the estimated fair value of the convertible preferred stock warrants until their conversion into warrants to purchase shares of our common stock at the completion of our initial public offering. At that time, we reclassified the convertible preferred stock warrant liability as additional paid-in capital, and we will no longer record any related periodic fair value adjustments.

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

Accrued Research and Development, and Research and Development Expenses

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

Research and development costs are expensed as incurred and consist of salaries and benefits, stock-based compensation, lab supplies, materials and facility costs, as well as fees paid to other nonemployees and entities that conduct certain research and development activities on our behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

To date, there have been no material differences from our accrued estimated expenses to the actual clinical trial expenses; however, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

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

We estimated the fair values of our convertible preferred stock warrants using an option-pricing model based on inputs as of the valuation measurement dates, including our estimated equity value at the valuation measurement dates, the estimated volatility of the price of our convertible preferred stock, the remaining contractual terms of the warrants, and the risk-free interest rates. In January 2014, in connection with our IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock.

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

•

Expected term — The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).

•

Expected volatility — Prior to our IPO we were privately held and did not have any trading history for our common stock; accordingly, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded biopharmaceutical companies on which we based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. In 2014, we modified our approach by phasing in our own common stock trading history and supplemented the remaining historical information with a blended volatility from the trading history from the common stock of the same set of comparable publicly traded biopharmaceutical companies. We will continue to use comparable company information until historical volatility of our common stock is relevant to measure expected volatility for future option grants.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend — We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis and will revise in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2014, 2013, and 2012 stock-based compensation expense was $5.4 million, $0.7 million and $0.9 million, respectively. As of December 31, 2014, we had $23.9 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 3.2 years.

Fair Value of Common Stock

We are required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. Prior to our IPO in January 2014, the estimated fair value of the common stock underlying our stock-based awards was determined on each grant date by our board of directors, with input from management. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants, or AICPA, Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to estimate the fair value of our common stock.

All options to purchase shares of our common stock have been granted with an exercise price per share equal to the fair value per share of our common stock underlying those options on the date of grant. To assist our board of directors with the determination of the exercise price of our stock options and the fair value of the common stock underlying the options, we obtained third-party valuations of our common stock as of June 30, 2012, December 31, 2012, June 30, 2013, September 30, 2013, and November 30, 2013. Our board of directors considered the fair values of the common stock derived in the third-party valuations as one of the factors it considered when setting the exercise prices for options granted. Our board of directors also considered a range of objective and subjective factors and assumptions in estimating the fair value of our common stock on the date of grant, including:

•	progress of our research and development efforts;
•	our operating results and financial condition, including our levels of available capital resources;
•	rights and preferences of our common stock compared to the rights and preferences of our other outstanding equity securities;

•	our stage of development and material risks related to our business;
•	the achievement of enterprise milestones, including entering into collaboration or license agreements and our progress in clinical trials;
•	the valuation of publicly-traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•	equity market conditions affecting comparable public companies;
•	the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering given prevailing market and biotechnology sector conditions; and
•	that the grants involved illiquid securities in a private company.

The fair value of the underlying common stock was determined by the board of directors until the IPO when our common stock started trading on The NASDAQ Global Select Market under the ticker symbol RARE on January 31, 2014. Consequently, after our IPO the fair value of the shares of common stock underlying the stock options is the closing market price on the option grant date.

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

As of December 31, 2014, our total deferred tax assets were $51.3 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2014	2013	Change	Change
Development candidate:
KRN23	$4,691	$821	$3,870	471%
rhGUS	9,445	7,180	2,265	32%
rhPPCA	1,271	316	955	302%
Triheptanoin (LC-FAOD)	8,739	5,792	2,947	51%
Triheptanoin (Glut1 DS)	4,475	2,400	2,075	86%
SA-ER	10,851	8,054	2,797	35%
Other research costs and preclinical costs	6,495	3,266	3,229	99%
Total research and development expenses	$45,967	$27,829	$18,138	65%

_________________________

Research and development expenses increased $18.1 million for the twelve months ended December 31, 2014 compared to the same period in 2013. The increase in research and development expenses above is primarily due to:

•

for KRN23, an increase of $3.9 million related to the development and initiation of our pediatric study (in July 2014) and other development expenses since the product candidate was in-licensed in August 2013;

•	for rhGUS, an increase of $2.3 million related to an increase in manufacturing and clinical study related activities;
•	for rhPPCA, an increase of $1.0 million related to an increase in manufacturing related activities;
•

for triheptanoin (LC-FAOD), an increase of $2.9 million related to the initiation of our clinical program in 2013, support of investigator-sponsored studies, and costs related to manufacturing, partially offset by the $0.8 million we paid to exercise the option with Baylor Research Institute, or BRI, pursuant to our license agreement with BRI to license the rights to triheptanoin in all territories outside of North America in June 2013;

•	for triheptanoin (Glut1 DS), an increase of $2.1 million related to costs associated with the initiation of our clinical program and costs related to manufacturing;
•	for SA-ER, an increase of $2.8 million related to the increase in clinical activities and related manufacturing for this program; and
•	an increase of $3.2 million in other research costs and preclinical costs for various other potential product candidates.

General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2014	2013	Change	Change
General and administrative	$10,811	$4,451	$6,360	143%

General and administrative expenses increased $6.4 million for the year ended December 31, 2014 compared to the same period in 2013. The increase in general and administrative expenses was primarily due to increases in professional services costs, costs associated with being a public company, and an increase in personnel costs as a result of increases in employee headcount.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2014	2013	Change	Change
Interest income	$608	$216	$392	181%

Interest income increased $0.4 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to funds invested in 2014 from our IPO and underwritten public offering which were completed in January 2014 and July 2014, respectively.

Other Expense, net (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2014	2013	Change	Change
Other expense, net	$3,632	$3,006	$626	21%

Other expense, net increased $0.6 million for the year ended December 31, 2014 compared to the same period in 2013. This was primarily due to a $0.4 million increase in expense for the fair value remeasurement of the liability related to our convertible preferred stock warrants combined with a $0.3 million increase in state tax fees offset by $0.1 million in foreign currency gains.

Comparison of Years Ended December 31, 2013 and 2012

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2013	2012	Change	Change
Development candidate:
KRN23	$821	$—	$821	*
rhGUS	7,180	3,198	3,982	125%
rhPPCA	316	172	144	84%
Triheptanoin (LC-FAOD)	5,792	546	5,246	961%
Triheptanoin (Glut1 DS)	2,400	—	2,400	*
SA-ER	8,054	6,840	1,214	18%
Other research costs and preclinical costs	3,266	1,885	1,381	73%
Total research and development expenses	$27,829	$12,641	$15,188	120%

_________________________

*not meaningful

Research and development expenses increased $15.2 million for the year ended December 31, 2013 compared to the same period in 2012. The increase in research and development expenses above is primarily due to:

•	for KRN23, an increase of $0.8 million related to KHK’s completed adult clinical trial, development of our pediatric trial design, other development planning, and regulatory activities;
•	for rhGUS, an increase of $4.0 million related to process development, manufacturing, toxicology testing, and clinical trial activities;

•

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

•

for triheptanoin (Glut1 DS), an increase of $2.4 million related to costs associated with the startup of clinical activities, drug production, and $0.8 million in personnel costs as we allocated resources to this program;

•	for SA-ER, an increase of $1.2 million related to the increase in clinical activities and related manufacturing for this program; and
•	an increase of $1.4 million in other research costs and preclinical costs for various other potential product candidates.

General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2013	2012	Change	Change
General and administrative	$4,451	$3,344	$1,107	33%

General and administrative expenses increased $1.1 million for the year ended December 31, 2013 compared to the same period in 2012. The increase in general and administrative expenses was primarily due to increases in professional services costs and in personnel costs as a result of an increase in employee headcount.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2013	2012	Change	Change
Interest income	$216	$1	$215	21500%

Interest income increased $0.2 million for the year ended December 31, 2013 compared to the same period in 2012, primarily due to funds invested in 2013 from our Series B convertible stock financing which was completed in December 2012.

Other Expense, net (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2013	2012	Change	Change
Other expense, net	$3,006	$350	$2,656	759%

Other expense, net increased $2.7 million for the year ended December 31, 2013 compared to the same period in 2012. This was primarily due to the $2.7 million increase in expense for the fair value remeasurement of the liability related to our convertible preferred stock warrants.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of our common stock as part of our IPO in January 2014, and $60.2 million in net proceeds from the sale of our common stock as part of our underwritten public offering in July 2014. As of December 31, 2014, we had $187.5 million in available cash, cash equivalents, and short-term investments and had incurred cumulative net losses of $119.4 million. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing accounts, including corporate debt securities asset backed securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In February 2015, the Company completed an underwritten public offering in which the Company sold 3,450,000 shares of common stock, which included 450,000 shares of common stock purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $54.00 per share. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to an automatically effective registration statement on Form S-3ASR (File No. 333-201838). The total proceeds that the Company received from the offering were approximately $175.1 million, net of underwriting discounts and commissions of approximately $11.2 million. After deducting estimated offering expenses payable of approximately $0.6 million, net proceeds were $174.5 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash used in operating activities	$(44,634)	$(31,200)	$(12,504)
Cash used in investing activities	(123,440)	(47,734)	(1,191)
Cash provided by financing activities	184,971	171	89,240
Net increase (decrease) in cash and cash equivalents	$16,897	$(78,763)	$75,545

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

Cash used in operating activities for the year ended December 31, 2014 was $44.6 million and reflected a net loss of $59.8 million, offset by non-cash charges of $0.7 million for depreciation and amortization, $3.6 million for the amortization of premium paid on purchased short-term investments, $5.4 million for stock-based compensation and $3.3 million for the revaluation of convertible preferred stock warrant liability. Cash used in operating activities also reflected a $4.1 million increase in prepaid expenses and other current assets primarily due to an increase in CRO prepaid expenses and an increase in interest income receivable as our invested funds increased with the closing of our IPO in February 2014 and our underwritten public offering in July 2014. Cash used in operations also reflected a $0.4 million increase in long-term other assets primarily from the increase in CRO prepaid expenses and value added tax receivables. These increases were offset $6.7 million increase in accounts payable and accrued liabilities primarily due to an increase in clinical study, manufacturing and related costs as we continued to increase our research and development activities..

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

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2014 was $123.4 million and was related to purchases of short-term investments of $209.0 million and property and equipment of $2.1 million and an increase in restricted cash of $0.3 million for the expansion of the space under our current lease, offset by proceeds from maturities of short-term investments of $83.0 million, sales of investments of $5.0 million.

Cash used in investing activities for the year ended December 31, 2013 was $47.7 million and was related to purchases of short-term investments of $64.0 million and property and equipment of $0.4 million, offset by proceeds from maturities of short-term investments of $16.6 million.

Cash used in investing activities for the year ended December 31, 2012 was $1.2 million and related to purchases of property and equipment of $1.1 million related to our move to a new leased facility in March 2012 and an increase in restricted cash of $0.1 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2014 was $185.0 million and was comprised of $189.3 million in proceeds from the issuance of common stock from our IPO and our underwritten public offering and proceeds from the exercise of stock options, offset by the payment of $4.3 million dividend to our preferred stockholders in connection with the closing of our IPO.

Cash provided by financing activities for the year ended December 31, 2013 was $0.2 million related to proceeds from the issuance of common stock for the exercise of stock options.

Cash provided by financing activities for the year ended December 31, 2012 was $89.2 million and primarily related to net proceeds from the issuance of convertible preferred stock of $89.0 million.

Funding Requirements

We believe that our existing capital resources, including net proceeds we received from the closing of our underwritten public offering in February 2015, will be sufficient to meet to fund our current operations into 2018. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We expect that we will require additional capital to fund our operations and complete our ongoing and planned clinical studies, and funding may not be available to us on acceptable terms, or at all. We expect to finance future cash needs through equity or debt financings, strategic collaborations, or grants. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future funding requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any required upfront milestone and royalty payments thereunder.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Payments due by period *
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$1,173	$2,640	$1,926	$—	$5,739

*-Includes additional lease payments under the lease amendment entered into in March 2015

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

Newly Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Enterprises (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10). ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. ASU 2014-10 also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. We elected to early adopt the provisions of ASU 2014-10 in 2014, as reflected in our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. We are currently assessing the future impact of this ASU on our financial statements.

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and short-term investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2014, we had cash, cash equivalents, and short-term investments totaling $187.5 million consisting of bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the period presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2014. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because, as an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to issue such an attestation report.

The following report is provided by management in respect of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

1.	Our management is responsible for establishing and maintaining adequate internal control over financial reporting.
2.

Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and has concluded that such internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our corporate governance website located at www.ultragenyx.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item  11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director

Date: March 27, 2015

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

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.
	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015
/s/ Shalini Sharp Shalini Sharp	Chief Financial Officer (Principal Financial Officer)	March 27, 2015
/s/ Theodore A. Huizenga Theodore A. Huizenga	Corporate Controller (Principal Accounting Officer)	March 27, 2015
/s/ Eran Nadav Eran Nadav, Ph.D.	Chairman of the Board	March 27, 2015
/s/ William Aliski William Aliski	Director	March 27, 2015
/s/ Matthew K. Fust Matthew K. Fust	Director	March 27, 2015
/s/ Michael Narachi Michael Narachi	Director	March 27, 2015
/s/ Clay B. Siegall Clay B. Siegall, Ph.D.	Director	March 27, 2015

Ultragenyx Pharmaceutical Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Ultragenyx Pharmaceutical Inc.

We have audited the accompanying balance sheets of Ultragenyx Pharmaceutical Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ultragenyx Pharmaceutical Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 27, 2015

ULTRAGENYX PHARMACEUTICAL INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$24,324	$7,427
Short-term investments	163,163	45,950
Prepaid expenses and other current assets	5,929	1,848
Total current assets	193,416	55,225
Property and equipment, net	3,033	1,325
Restricted cash	744	451
Other assets	774	2,648
Total assets	$197,967	$59,649

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,857	$1,437
Accrued liabilities	7,575	4,406
Deferred rent—current portion	85	78
Total current liabilities	12,517	5,921
Convertible preferred stock warrant liability	—	3,419
Other liabilities	505	200
Total liabilities	13,022	9,540

Commitments and contingencies (Note 12)

Series A redeemable convertible preferred stock, par value of $0.001 per share — nil and 35,377,556 shares authorized as of December 31, 2014 and 2013; nil and 34,349,894 shares issued and outstanding as of December 31, 2014 and 2013	—	51,001
Series B convertible preferred stock, par value of $0.001 per share—nil and 27,081,680 shares authorized, issued and outstanding as of December 31, 2014 and 2013	—	73,929
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of December 31, 2014 and 2013	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 31,934,682 and 3,766,289 shares issued and outstanding as of December 31, 2014 and 2013	32	4
Additional paid-in capital	324,128	—
Accumulated other comprehensive income (loss)	(174)	11
Accumulated deficit	(139,041)	(74,836)
Total stockholders’ equity (deficit)	184,945	(74,821)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$197,967	$59,649

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Research and development	$45,967	$27,829	$12,641
General and administrative	10,811	4,451	3,344
Total operating expenses	56,778	32,280	15,985
Loss from operations	(56,778)	(32,280)	(15,985)
Other income (expense), net:
Interest income	608	216	1
Other expense, net	(3,632)	(3,006)	(350)
Total other income (expense), net	(3,024)	(2,790)	(349)
Net loss	$(59,802)	$(35,070)	$(16,334)
Net loss attributable to common stockholders	$(64,610)	$(50,289)	$(19,561)
Net loss per share attributable to common stockholders, basic and diluted	$(2.25)	$(14.87)	$(14.20)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,755,758	3,382,489	1,377,207

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(59,802)	$(35,070)	$(16,334)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(185)	11	—
Total comprehensive loss	$(59,987)	$(35,059)	$(16,334)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2011	18,052,464	$18,604	—	$—	3,038,620	$3	$191	$(8,155)	$—	$(7,961)
Issuance of common stock upon exercise of stock options	—	—	—	—	420,308	—	131		—	131
Issuance of Series A redeemable convertible preferred stock for cash at $1.034 per share, net of $20 of issuance cost in June 2012	14,604,895	15,080	—	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock in lieu of cash dividend	1,692,535	2,070	—	—	—	—	(1,205)	(865)	—	(2,070)
Issuance of Series B convertible preferred stock for cash at $2.77 per share, net of $1,071 of issuance cost in December 2012	—	—	27,081,680	73,929	—	—	—	—	—	—
Employee stock-based compensation	—	—	—	—	—	—	178	—	—	178
Stock-based compensation expense related to founder’s stock	—	—	—	—	—	—	713	—	—	713
Accretion on convertible preferred stock	—	1,704	—	—	—	—	—	(1,704)	—	(1,704)
Net loss	—	—	—	—	—	—	—	(16,334)	—	(16,334)
Balance as of December 31, 2012	34,349,894	37,458	27,081,680	73,929	3,458,928	3	8	(27,058)	—	(27,047)
Issuance of common stock upon exercise of stock options	—	—	—	—	307,361	1	170	—	—	171
Employee stock-based compensation	—	—	—	—	—	—	389	—	—	389
Stock-based compensation expense related to founder’s stock	—	—	—	—	—	—	268	—	—	268
Accretion on convertible preferred stock	—	13,543	—	—	—	—	(835)	(12,708)	—	(13,543)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	—	—	(35,070)	—	(35,070)
Balance as of December 31, 2013	34,349,894	51,001	27,081,680	73,929	3,766,289	4	—	(74,836)	11	(74,821)
Accretion on convertible preferred stock	—	4,430	—	—	—	—	(27)	(4,403)		(4,430)
Conversion of convertible preferred stock to common stock	(34,349,894)	(55,431)	(27,081,680)	(73,929)	19,598,486	19	129,341	—	—	129,360
Reclassification of preferred stock warrant liability	—	—	—	—	—	—	6,743	—	—	6,743
Issuance of common stock in connection with initial public offering, net of issuance costs and preferred stock dividend	—	—	—	—	6,624,423	7	121,704	—	—	121,711
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	—	—	1,613,879	2	60,237	—	—	60,239
Employee stock-based compensation	—	—	—	—	—	—	5,394	—	—	5,394
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	331,605	—	736	—	—	736
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(185)	(185)
Net loss	—	—	—	—	—	—	—	(59,802)	—	(59,802)
Balance as of December 31, 2014	—	$—	—	$—	31,934,682	$32	$324,128	$(139,041)	$(174)	$184,945

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(59,802)	$(35,070)	$(16,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684	444	313
Amortization of premium on investment securities	3,600	1,413	—
Stock-based compensation	5,394	657	891
Revaluation of convertible preferred stock warrant liability	3,324	2,901	302
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,081)	(1,593)	(47)
Other assets	(411)	(2,615)	8
Accounts payable	3,177	237	858
Accrued expenses, deferred rent and other liabilities	3,481	2,426	1,505
Net cash used in operating activities	(44,634)	(31,200)	(12,504)

Investing activities:
Purchase of property and equipment	(2,149)	(407)	(1,091)
Purchase of investments	(208,972)	(63,953)	—
Proceeds from sale of investments	5,002	—	—
Proceeds from maturities of investments	82,972	16,601	—
Decrease (increase) in restricted cash	(293)	25	(100)
Net cash used in investing activities	(123,440)	(47,734)	(1,191)

Financing activities:
Proceeds from issuance of convertible preferred stock, net	—	—	89,009
Proceeds from issuance of common stock, net	189,317	171	131
Payment of preferred stock dividend	(4,346)	—	—
Proceeds from issuance of promissory notes	—	—	100
Net cash provided by financing activities	184,971	171	89,240
Net increase (decrease) in cash and cash equivalents	16,897	(78,763)	75,545
Cash and cash equivalents at beginning of year	7,427	86,190	10,645
Cash and cash equivalents at end of year	$24,324	$7,427	$86,190

Supplemental disclosures of non-cash investing and financing information:
Issuance of Series A redeemable convertible preferred stock in lieu of cash dividend	$—	$—	$2,070
Reclassification of warrant liability to equity upon conversion to common stock warrants	$6,743	$—	$—
Conversion of Series A and Series B preferred stock to common stock	$129,360	$—	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements

1.       Organization and Basis of Presentation

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating metabolic genetic diseases. The Company is currently conducting a Phase 2 extension study of sialic acid, extended release (SA-ER) in patients with hereditary inclusion body myopathy (HIBM), a progressive muscle-wasting disorder; a Phase 3 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease; a Phase 2 clinical study for triheptanoin in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; a Phase 2 clinical study of triheptanoin in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; and Phase 2 studies of KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, in patients with X-linked hypophosphatemia (XLH) and tumor-induced osteomalacia (TIO), both rare genetic diseases that impair bone growth mineralization. The Company is in the clinical stage as of December 31, 2014, and since inception has been engaged in developing its product candidates, raising capital and recruiting personnel. The Company operates in one reportable segment in the United States of America.

In the course of its research activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. From April 22, 2010 (Inception) through December 31, 2014, the Company has incurred cumulative net losses of $119.4 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. Through December 31, 2014, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

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

In February 2015, the Company completed an underwritten public offering in which the Company sold 3,450,000 shares of common stock, which included 450,000 shares of common stock purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $54.00 per share. The total proceeds that the Company received from the offering were approximately $175.1 million, net of underwriting discounts and commissions of approximately $11.2 million. After deducting estimated offering expenses payable of approximately $0.6 million, net proceeds were $174.5 million.

Management believes that the Company’s existing capital resources, including net proceeds received from the closing of the underwritten public offering in February 2015, will be sufficient to fund current operations into 2018. The Company intends to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and corporate bonds.

Short-Term Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income and other expense, net, respectively. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss, if any, is reflected in operations.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

Restricted Cash

Restricted cash includes a money market account with one of the Company’s financial institutions as collateral for its obligations under its facility lease of the Company’s corporate headquarters in Novato, California. Restricted cash also includes a savings account associated with a credit card agreement at one of the Company’s financial institutions.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO and the Company’s underwritten public offering in July 2014, were initially capitalized. IPO deferred offering costs of $3.3 million were subsequently offset against IPO proceeds upon the closing of the offering in February 2014. Underwritten public offering costs of $444,000 were subsequently offset against offering proceeds upon the completion of the underwritten public offering in July 2014. As of December 31, 2014 and 2013, deferred offering costs of $0 and $2.3 million, respectively, were capitalized and included in other assets on the balance sheet.

Accruals of Research and Development Costs

The Company records accruals for estimated costs of research, preclinical and clinical studies and manufacturing development. These costs are a significant component of the Company’s research and development expenses. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including contract research organizations. The Company accrues the costs incurred under its agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. The Company determines the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. The Company has not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled, and the rate of patient enrollment may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Convertible Preferred Stock Warrant Liability

Warrants for shares that are either puttable or that are contingently redeemable are classified as liabilities on the balance sheets. The warrants were subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other expense, net. The Company continued to adjust the liability for changes in fair value until the completion of its IPO, whereby the warrants were converted to common stock warrants that are no longer subject to remeasurement.

Convertible Preferred Stock

The Company initially records all shares of convertible preferred stock net of offering costs on the dates of issuance, which represents the carrying value. Only the passage of time was required for Series A convertible preferred stock to become redeemable; accordingly, the Company was accreting the carrying value of Series A convertible preferred stock to its redemption value over the period from the date of issuance to June 16, 2017 (the earliest redemption date). The convertible preferred stock was classified outside of stockholders’ equity (deficit) on the accompanying balance sheets, as Series A convertible preferred stock could have been redeemed and as events triggering the liquidation preferences for both classes of convertible preferred stock were not solely within the Company’s control. In connection with the closing of Company’s IPO in February 2014, all of the Company’s outstanding convertible preferred stock was converted into common stock.

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity (deficit) from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive loss is comprised of unrealized gains and losses on investments in available-for-sale securities.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

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

Reverse Stock Split

In January 2014, the Company’s board of directors and its stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of its common stock on a 1-for-3.1345 basis (the “Reverse Stock Split”). The par values and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split, nor were the outstanding shares of preferred stock. All issued and outstanding common stock and related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. A proportional adjustment to the conversion ratio for each series of convertible preferred stock was also effected in connection with the reverse split. The Reverse Stock Split was effected on January 17, 2014.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Enterprises (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10). ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. ASU 2014-10 also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The Company elected to early adopt the provisions of ASU 2014-10, as reflected in the financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. We are currently assessing the future impact of this ASU in the financial statements.

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

The Company’s financial instruments consist of Level 1 and Level 2 assets and Level 3 liabilities. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset backed securities and U.S. Government agency securities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the convertible preferred stock warrant liability.

The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,627	$—	$—	$8,627
Corporate bonds	—	152,942	—	152,942
Asset backed securities	—	9,542	—	9,542
U.S. Government agency securities	—	4,485	—	4,485
Other	—	209	—	209
Total financial assets	$8,627	$167,178	$—	$175,805

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$6,847	$—	$—	$6,847
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	44,950	—	44,950
Total financial assets	$6,847	$45,950	$—	$52,797
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$3,419	$3,419
Total financial liabilities	$—	$—	$3,419	$3,419

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which were measured at fair value on a recurring basis until their conversion to common stock warrants and related reclassification to additional paid-in capital (in thousands):

	Year Ended December 31,
	2014	2013
Fair value, beginning of year	$3,419	$518
Change in fair value recorded as a loss in other expense, net	3,324	2,901
Reclassification of warrant liability to additional paid-in capital	(6,743)	—
Fair value, end of year	$—	$3,419

The determination of the fair value of the convertible preferred stock warrants is discussed in Note 6. Generally, increases or decreases in the fair value of the underlying convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

4.       Balance Sheet Components

Cash Equivalents and Short-term Investments

The fair values of cash equivalents, restricted cash and short-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$8,627	$—	$—	$8,627
Corporate bonds classified as cash equivalents	3,806	1	—	3,807
Commercial Paper classified as short-term investments	—	—	—	—
Corporate bonds classified as short-term investments	149,303	4	(172)	149,135
Asset backed securities	9,546	—	(4)	9,542
U.S. Government agency securities classified as short-term investments	4,488	1	(4)	4,485
Other	209	—	—	209
Total	$175,979	$6	$(180)	$175,805

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$6,847	$—	$—	$6,847
Commercial Paper classified as short-term investments	1,000	—	—	1,000
Corporate bonds classified as short-term investments	44,939	17	(6)	44,950
Total	$52,786	$17	$(6)	$52,797

  At December 31, 2014, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2014	2013
Research and development equipment	$712	$277
Furniture and office equipment	572	385
Computer equipment	268	248
Software	821	58
Leasehold improvements	2,141	1,154
Property and equipment, gross	4,514	2,122
Less accumulated depreciation	(1,481)	(797)
Property and equipment, net	$3,033	$1,325

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $684,000, $444,000 and $313,000 respectively. Amortization of leasehold improvements and software is included in depreciation expense.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Research and clinical trial expenses	$2,703	$1,886
Payroll and related expenses	4,205	2,360
Other	667	160
Total accrued liabilities	$7,575	$4,406

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

Under the collaboration and license agreement, the Company paid Nobelpharma $110,500 (10 million Yen) for the license, which was recorded as research and development expense in 2010, and also issued 76,567 shares of common stock to Nobelpharma with a minimal value. The Company is required to pay Nobelpharma annual royalties and earned royalties based on net sales upon product sales commencement. In addition, the Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The remaining total aggregate payments, if all milestones are achieved by Nobelpharma, would be 200 million Yen (approximately $1.7 million based on the exchange rate at December 31, 2014). The Company will pay a high single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved. Net sales, as defined in the collaboration and license agreement, represent the net sales of products whereby the licensed compound is the active ingredient. If the products include other active ingredients, the portion of the net sales allocated to the licensed compound would be used in determining the royalty payments.

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

AAIPharma License Agreement

In March 2011, the Company entered into a license agreement with AAIPharma Services Corp. (AAIPharma). Under the terms of this license agreement, AAI Pharma granted the Company a fully paid-up, royalty-free, exclusive, perpetual, and irrevocable license to research, develop, make, have made, use, import, offer for sale, and sell products incorporating AAIPharma’s controlled release matrix solid dose oral tablet. Under the license agreement, the Company will pay a mid-single digit percentage of any sublicense revenue received by Ultragenyx related to the sublicense of AAIPharma technology that had been initially licensed by Ultragenyx.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

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

Baylor Research Institute License Agreement

In September 2012, the Company entered into a license agreement with Baylor Research Institute (BRI). Under the terms of this license agreement, BRI exclusively licensed to the Company certain intellectual property related to triheptanoin for North America. Under the license agreement, the Company paid BRI an up-front fee of $250,000 which was recorded as research and development expense during the year ended December 31, 2012. In June 2013, the Company notified BRI that it was exercising its option pursuant to the agreement to license the rights to triheptanoin in all territories outside of the United States, Canada and Mexico and paid the option exercise fee of $750,000 which was recorded as research and development expense.

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

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co. Ltd. (KHK). Under the terms of this collaboration and license agreement, the Company and KHK will collaborate on the development and commercialization of certain products containing KRN23, an antibody directed towards FGF23, in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the EU, Switzerland, and Turkey, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date. The Company will share the costs for development activities in the profit share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KHK. On the applicable transition date in the relevant territory, KHK will become the lead party and be responsible for these costs. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. The Company is obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If KRN23 is approved, the Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize KRN23 in the European territory and the Company will develop and commercialize KRN23 in Latin America. KHK will manufacture and supply KRN23 for clinical use globally and will manufacture and supply KRN23 for commercial use in the profit share territory and Latin America.

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company recorded $4.6 million and $402,000 for its share of the costs as research and development expenses for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had a receivable in the amount of $1.3 million and $370,000 from KHK and an accrued liability of $35,000 and $435,000, respectively, for this collaboration arrangement.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

6.       Convertible Preferred Stock Warrants and Common Stock Warrants

In connection with the terms of various promissory notes issued by the Company from June 2010 through February 2011, the Company issued warrants in which the number of shares and exercise price were subject to the per share price offered in the Series A convertible preferred stock sale. In February 2011, the Company entered into a convertible note and warrant purchase agreement with William Aliski, a member of the Company’s board of directors, in which it borrowed $250,000 from Mr. Aliski. In February 2011, the Company also entered into a convertible note and warrant purchase agreement with John Klock, a former member and former observer of the Company’s board of directors, in which it borrowed $1.5 million from Mr. Klock. In June 2011, in connection with its closing of the first round of Series A convertible preferred stock financing, all of the convertible notes were converted into Series A convertible preferred stock, and the Company determined that the warrants were convertible to 1,027,662 shares of Series A convertible preferred stock at an exercise price of $1.034 per share. The warrants are subject to certain anti-dilution provisions, including Series A dividends paid in shares of preferred stock. The Company determined the fair value of the warrants using an option-pricing method to allocate the equity value of the Company to the warrants based on the Company’s capital structure. The equity value was estimated using the back-solve method, whereby the equity value was derived from a recent transaction involving the Company’s own securities. The fair value ascribed to these warrants upon their issuance was $203,000. The fair value of the warrants was recorded as debt issuance costs and was amortized to interest expense using the effective-interest-rate method over the loan term. In connection with the conversion of the promissory notes into shares of Series A convertible preferred stock in June 2011, the Company recognized all remaining unamortized debt issuance costs. Upon the closing of the Company’s IPO in February 2014, the warrants were converted into warrants to purchase common stock. Accordingly, the warrants were reclassified from a liability to permanent equity and were no longer subject to remeasurement.

As of December 31, 2014, outstanding warrants consisted of the following:

Common Stock Warrants:	Number of Warrants	Date Issued	Term	Exercise Price
Common stock	83,167	June 2010	10 years	$3.006
Common stock	174,651	February 2011	10 years	3.006
Common stock	66,533	June 2011	10 years	3.006
Total common stock warrants	324,351

As of December 31, 2013, outstanding warrants consisted of the following:

Convertible Preferred Stock Warrants:	Number of Warrants	Date Issued	Term	Exercise Price
Series A	241,803	June 2010	10 years	$1.034
Series A	592,417	February 2011	10 years	1.034
Series A	193,442	June 2011	10 years	1.034
Total convertible preferred stock warrants	1,027,662

The fair value of the warrants was estimated to be $6.7 million and $3.4 million as of January 30, 2014 (pricing date of IPO) and December 31, 2013, respectively. The Company recorded $3.3 million, $2.9 million and $302,000 to other expense, net, for the years ended December 31, 2014, 2013 and 2012 respectively, representing the change in fair value of the warrants for the respective period.

7.     Common Stock

The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2014, no common stock dividends had been declared by the board of directors.

The Company had reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2014	2013
Convertible preferred stock	—	19,598,486
Convertible preferred stock warrants	—	353,459
Common stock warrants	324,351	—
Employee stock purchase plan	600,000	—
2011 equity incentive plan	1,960,225	2,228,883
2014 equity incentive plan	810,250	—
Shares available for future stock option grants	1,439,750	799,963
	5,134,576	22,980,791

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

8.     Convertible Preferred Stock

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock is issuable in series, and the Company’s board of directors is authorized to determine the rights, preferences and terms of each series. As of December 31, 2014, no shares of preferred stock were outstanding. As of December 31, 2013, convertible preferred stock consisted of the following (in thousands, except share and per share amounts):

	As of December 31, 2013
Convertible Preferred Stock:	Shares Authorized	Shares Issued and Outstanding	Proceeds Net of Issuance Costs	Aggregate Liquidation Preference

Series A	35,377,556	34,349,894	$33,623	$38,063
Series B	27,081,680	27,081,680	73,929	76,739
Total convertible preferred stock	62,459,236	61,431,574	$107,552	$114,802

The liquidation preference consists of the liquidation preference on the outstanding shares of the convertible preferred stock and the dividends in arrears on such shares in the amount of $4.0 million as of December 31, 2013.

Significant provisions of the convertible preferred stock were as follows:

Dividends —When and as declared by the Company’s board of directors, the holders of the Series A convertible preferred stock (Series A) and the Series B convertible preferred stock (Series B), collectively referred to as “Preferred Stock,” are entitled to receive dividends, out of any assets legally available therefor, prior and in preference to the declaration or payment of any dividend on the common stock or other securities and rights convertible of the Company, at the rate of $0.062 per share per annum, payable in the form of cash or property or, upon conversion of the preferred stock to common stock, payable in cash. During 2012, $2,070,000 of preferred stock dividends were declared and paid to holders of Series A in the form of additional shares of Series A. Dividends in arrears as of December 31, 2013 were $4.0 million for both series of preferred stock. In connection with the closing of the IPO in February 2014, all dividends in arrears in the amount of $4.3 million were paid to both series of preferred stock.

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

Redemption—Only the passage of time was required for Series A to become redeemable; accordingly, the Company was accreting the carrying value of Series A to its redemption value over the period from the date of issuance to June 16, 2017 (the earliest redemption date). The Series B was not redeemable. Conversion —Each share of preferred stock, at the option of the holder, was convertible into common stock determined by dividing the Original Series A issue price or Original Series B issue price, as applicable, by the conversion price applicable to such share in effect on the date the certificate is surrendered for conversion, subject to certain provisions for adjustment of the conversion price. In connection with the reverse split which was effective on January 17, 2014, all shares of preferred stock were convertible into common stock on a 3.1345-for-one basis. Upon the closing of the IPO, all shares of the preferred stock then outstanding converted into 19,598,486 shares of common stock.

9.     Stock-Based Awards

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

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

Stock Option Activity

A summary of option activity under the 2011 Plan and the 2014 Plan and related information are as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2011	1,451,580	$0.31	9.88	$—
Shares reserved	—	—
Options granted	499,278	0.81
Options exercised	(420,308)	0.31
Options cancelled	(9,583)	0.31
Outstanding — December 31, 2012	1,520,967	0.47	9.11	$2,038
Options granted	1,267,797	5.80
Options exercised	(307,366)	0.55
Options cancelled	(252,515)	1.26
Outstanding — December 31, 2013	2,228,883	3.41	8.91	$19,468
Shares reserved	—	—
Options granted	932,555	41.12
Options exercised	(305,090)	2.14
Options cancelled	(116,873)	8.92
Outstanding — December 31, 2014	2,739,475	16.15	8.43	$79,840
Vested and exercisable — December 31, 2014	802,189	2.65	7.55	$33,072
Vested and expected to vest — December 31, 2014	2,666,378	$15.86	8.41	$78,390

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2014. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $ 12.1 million, $1.0 million and $211,000, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

The options outstanding and exercisable by exercise price as of December 31, 2014 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Numbers Outstanding	Weighted-Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
$0.31	667,554	6.88	472,481	$0.31	6.88
$0.81 to $1.82	453,552	7.98	136,284	1.33	7.98
$4.07 to $6.86	523,169	8.81	125,181	6.59	8.81
$11.19 to $21.00	315,950	9.01	68,243	14.26	9.01
$33.55 to $34.93	249,500	9.40	—	—	—
$40.37 to $49.15	203,750	9.80	—	—	—
$53.03 to $58.02	326,000	9.43	—	—	—
	2,739,475	8.43	802,189	$2.65	7.55

The weighted-average estimated fair value of stock options granted was $26.58, $3.82 and $0.47 per share of the Company’s common stock during the years ended December 31, 2014, 2013, and 2012, respectively.

The total estimated fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $2.0 million, $127,000 and $172,000, respectively.

Restricted Stock Units

In 2014, the Company granted 31,000 Restricted Stock Units (RSUs) under the 2014 Plan to employees with a weighted-average grant date fair value of $53.23. The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two to four years. The total fair value of shares vested was $264,000 during 2014. As of December 31, 2014, the the total unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $1.4 million, which the Company expects to recognize over an estimated weighted-average period of 2.0 years

Employee Stock Purchase Plan

In January 2014, the Company adopted the 2014 Employee Stock Purchase Plan (the ESPP) which became effective upon the closing of our IPO in February 2014. The Company reserved a total of 600,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the first or last day of the purchase period. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. The Company has not determined the date on which the initial purchase period will commence under the ESPP.

Founder’s Stock

In connection with the Series A preferred stock financing, the Company entered into a stock repurchase agreement with the founder on June 16, 2011, whereby 2,552,241 shares of common stock previously owned by the founder were subject to repurchase by the Company at the original issuance price in the event that the founder’s employment is terminated either voluntarily or involuntarily. The repurchase rights lapsed over a period of two years from June 16, 2011. The Company calculated the estimated fair value of these restricted shares at the time the restriction was added to the shares as $1,199,000 and recorded this amount as stock-based compensation ratably over the period that the repurchase rights lapsed. Stock-based compensation expense pertaining to the founder’s stock was $0, $268,000 and $713,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$4,116	$293	$130
General and administrative	1,278	364	761
Total stock-based compensation expense	$5,394	$657	$891

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

As of December 31, 2014, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $22.5 million, which the Company expects to recognize over an estimated weighted-average period of 3.2 years.

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

Expected Volatility—Prior to the IPO in January 2014, the Company was privately held and did not have any trading history for its common stock; accordingly, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded biopharmaceutical companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. In 2014, the Company modified its approach by phasing in our own common stock trading history and supplemented the remaining historical information with a blended volatility from the trading history from the common stock of the same set of comparable publicly traded biopharmaceutical companies. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Sufficient trading history does not yet exist for the Company’s common stock, therefore the estimate of expected volatility is based on the volatility of other companies with similar products under development, market, size and other factors.

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

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term	6.23 years	6.25 years	6.25 years
Expected volatility	70%	74%	67%
Risk-free interest rate	1.9%	0.7% to 1.6%	0.6%
Expected dividend rate	0.0%	0.0%	0.0%

10.      Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions during the year ended December 31, 2014.

11.      Income Taxes

The Company did not record a provision or benefit for income taxes during the years ended December 31, 2014, 2013 and 2012. The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.6	5.0	6.0
Federal tax credits	6.7	8.2	8.6
Nondeductible permanent items	(1.2)	(2.9)	—
Stock compensation	(1.4)	(0.6)	(1.9)
Change in valuation allowance	(42.7)	(44.6)	(46.0)
Uncertain tax positions	—	0.9	(0.7)
Provision for income taxes	—	—	—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$32,500	$16,352
Tax credits	16,737	8,692
Stock options	1,058	—
Accruals and reserves	476	591
Fixed assets and intangibles	455	65
Other	113	—
Total deferred tax assets	51,339	25,700
Valuation allowance	(51,339)	(25,700)
Net deferred tax assets	$—	$—

Additionally, the future utilization of the net operating loss carryforwards and tax credits to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. A Section 382 analysis to determine the limitation of the net operating loss carryforwards has not been performed. Until this analysis has been performed, the deferred tax assets for net operating losses of $725,000 generated through December 31, 2014 have been removed from the deferred tax asset schedule and a corresponding decrease to the valuation allowance has been recorded. This represents the amount estimated to expire before utilization, assuming a change in ownership has occurred. The Company recorded unrecognized tax benefits for uncertainty in income taxes. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the effective tax rate. The valuation allowance increased by $25.6 million and $15.6 million during the year ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company had approximately $89.0 million and $39.4 million of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 for federal tax purposes. As of December 31, 2014 and 2013, the Company had approximately $90.1 million and $50.8 million of state NOL carryforwards available to reduce future taxable income that will begin to expire in 2030 for state tax purposes.

As of December 31, 2014 and 2013, the Company also had research and development tax credit carryforwards of approximately $986,000 and $464,000 for federal purposes and $1.6 million and $586,000 for state purposes, respectively, available to offset future taxable income. If not utilized, the federal carryforwards will expire in various amounts beginning in 2030, and the state credits can be carried forward indefinitely.

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

As of December 31, 2014 and 2013, the Company had an Orphan Drug Credit of approximately $21.9 million and $11.6 million for federal tax purposes available to offset future regular and alternative minimum tax. If not utilized, the Orphan Drug Credit will expire in various amounts beginning in 2026.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$3,725	$1,551	$324
Additions based on tax positions related to current year	3,550	2,169	1,227
Additions (reductions) for tax positions of prior years	—	5	—
Balance at end of year	$7,275	$3,725	$1,551

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2014 and 2013, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

The Company files income tax returns in the U.S. federal and California tax jurisdictions. The federal and state income tax returns from inception to December 31, 2014 remain subject to examination.

12.       Commitments and Contingencies

Facilities

In July 2011, the Company entered into a lease agreement for office facilities in Novato, California, which provided for a tenant improvement allowance of up to $376,000. The lease commenced in March of 2012. This noncancelable operating lease expires five years after the commencement date. At the end of the lease term, the Company has the option to extend the lease for two additional consecutive terms of five years each. In July 2011, the Company signed an addendum to the lease agreement to add warehouse space to the arrangement. As provided in the lease agreement, monthly lease payments are subject to an annual increase based upon a CPI adjustment with a minimum increase of three percent and a maximum increase of six percent per year. In February 2014, the Company signed an addendum to the lease agreement to lease the remainder of the office and warehouse space of the building and extend the term of the leased space for an additional five years from the date of the addendum, as provided under the original agreement. The addendum provided for a tenant improvement allowance of up to $369,000.

In September 2010, the Company entered into a license and service agreement for a lab facility in Novato, California. The term commenced in September 2010. In September 2012 and August 2014, the Company entered into amendments to increase the size of the lab facility and extend the term. The term of the lease under the September 2014 amendment expires five years after the amendment date and can be extended for three one-year periods after the amendment term, and either party may terminate the agreement with one year’s prior notice without cause.

As of December 31, 2014, the aggregate future minimum lease payments under the noncancelable operating lease arrangements are as follows (in thousands):

Year Ending December 31,
2015	$1,173
2016	1,305
2017	1,335
2018	1,366
2019	560
Thereafter	—
$5,739

  *- Includes additional lease payments under the lease amendment entered into in March 2015, as detailed in Note 14 “Subsequent Events”

The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating lease. Rent expense was $572,000, $285,000 and $265,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

Under the terms of the lease agreement and the addendum of its Novato office facility, the Company provided the lessor with a irrevocable letter of credit. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease. Provided there has been no default on the lease, the Company may reduce the amount of the letter of credit by $119,000 on each anniversary date effective May 1, 2014. As of December 31, 2014, the current amount of restricted cash and amount of the irrevocable letter of credit in connection with the lease agreement was $594,000.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

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

13.      Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2014, 2013 and 2012 (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(59,802)	$(35,070)	$(16,334)
Accretion and dividends on convertible preferred stock	(4,808)	(15,219)	(3,227)
Net loss attributable to common stockholders	$(64,610)	$(50,289)	$(19,561)
Denominator:
Weighted-average common shares outstanding	28,755,758	3,583,522	3,118,798
Less: weighted-average unvested common shares subject to repurchase	—	(201,033)	(1,741,591)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	28,755,758	3,382,489	1,377,207
Net loss per share attributable to common stockholders, basic and diluted	$(2.25)	$(14.87)	$(14.20)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	1,610,834	19,598,486	8,354,772
Stock options to purchase common stock	2,572,729	1,666,036	1,563,217
Unvested restricted stock units	9,715	—	—
Common stock subject to repurchase	—	201,033	1,741,591
Convertible preferred stock warrants	29,051	353,459	353,459
Common stock warrants	318,666	—	—
	4,540,995	21,819,014	12,013,039

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

14.      Subsequent Events

Underwritten Public Offering

In February 2015, we completed an underwritten public offering in which we sold 3,450,000 shares of our common stock, which included 450,000 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $54.00 per share. The total proceeds that the Company received from the offering were approximately $175.1 million, net of underwriting discounts and commissions of approximately $11.2 million. After deducting offering expenses payable of approximately $0.6 million, net proceeds were $174.5 million.

Lease Amendment

On March 9, 2015, the Company entered into an amendment to its existing lease to obtain an additional office building with warehouse space. The amendment to this noncancelable lease commences on May 1, 2015 and co-terminates with the existing lease on April 30, 2019. At the end of the amended lease term, the Company has the option to extend the entire lease for two additional consecutive terms of five years. As specified in the amendment, the Company also increased the existing irrevocable letter of credit required by the lease by $287,000 for a total of $762,000 after giving effect for the scheduled April 2015 reduction of $119,000. Provided there has been no default on the lease, the Company may reduce the amount of the letter of credit by approximately $191,000 on each anniversary of the lease amendment commencement date. The amendment also provides for an additional tenant improvement allowance of up to $287,000. In addition, the Company is required to enter into a separate irrevocable letter of credit, for approved budgeted improvements.

15. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein. Net loss per share for all periods presented has been retroactively adjusted to reflect the 1-for-3.1345 reverse stock split effected on January 17, 2014.

(in thousands, except share and per share data)

	2014
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$10,339	$13,661	$15,835	$16,943
Net loss	(13,630)	(13,585)	(15,849)	(16,738)
Net loss attributable to common stockholders	(18,438)	(13,585)	(15,849)	(16,738)
Net loss per share applicable to common stockholders, basic and diluted	$(0.85)	$(0.45)	$(0.50)	$(0.52)

	2013
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$6,747	$8,247	$7,761	$9,525
Net loss	(6,735)	(8,590)	(8,428)	(11,317)
Net loss attributable to common stockholders	(8,205)	(10,829)	(12,590)	(18,665)
Net loss per share applicable to common stockholders, basic and diluted	$(2.84)	$(3.32)	$(3.48)	$(4.98)

 Subsequent to the filing of its Form 10-Q for the third quarter of 2014, the Company determined that the reclassification of deferred offering costs, related to its initial public offering in February 2014, from other assets to additional paid-in capital, was not appropriately reflected in the Statements of Cash Flows for the three, six and nine months ended March 31, 2014, June 30, 2014, and September 30, 2014.  The Company assessed the materiality of this error, based on quantitative and qualitative factors, and concluded that it was not material to the previously issued interim financial statements taken as a whole. As such, it has corrected its Statement of Cash Flows for the year ended December 31, 2014 and will do so for the three, six and nine months ended March 31, 2014, June 30, 2014, and September 30, 2014, in its Form 10-Q filings during 2015. The revisions had no impact on net cash used in investing activities, net increase in cash and cash equivalents, or net loss per share in any period.  The following table reflects the revisions to the Statements of Cash Flows (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Financial Statements (continued)

	2014
	Three Months Ended March 31,		Six Months Ended June 30,		Nine Months Ended September 30,
	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Net cash used in operating activities	$(8,336)	$(10,621)	$(18,865)	$(21,150)	$(29,895)	$(32,180)
Net cash provided by financing activities	121,754	124,039	121,764	124,049	182,274	184,559

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.3	Warrant, dated as of June 30, 2010, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.3
4.4	Warrant, dated as of February 15, 2011, issued to the John and Cynthia Klock Charitable Trust	S-1	11/8/2013	4.4
4.5	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.6
4.6	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.7
4.7	Amended and Restated Investors’ Rights Agreement, dated as of December 18, 2012, among the Registrant and the investors named therein	S-1	11/8/2013	4.8
10.1†	Collaboration and License Agreement, dated as of August 29, 2013, between the Registrant and Kyowa Hakko Kirin Co., Ltd.	S-1	12/23/2013	10.1
10.2†	License Agreement, dated as of March 1, 2011, between the Registrant and AAIPharma Services Corp.	S-1	12/23/2013	10.2
10.3†	License Agreement, dated as of September 20, 2012, between the Registrant and Baylor Research Institute	S-1	12/23/2013	10.3
10.4†	Amendment to the License Agreement, dated as of March 22, 2013, between the Registrant and Baylor Research Institute	S-1	11/8/2013	10.4
10.5†	Exclusive License Agreement, dated as of April 23, 2012, between the Registrant and HIBM Research Group	S-1	11/8/2013	10.5
10.6†	Collaboration and License Agreement, dated as of September 30, 2010, between the Registrant and Nobelpharma Co., Ltd.	S-1	12/23/2013	10.6
10.7†	License Agreement, dated as of September 1, 2012, between the Registrant and St. Jude Children’s Research Hospital	S-1	12/23/2013	10.7
10.8†	Exclusive License Agreement, dated as of November 22, 2010, between the Registrant and Saint Louis University	S-1	12/23/2013	10.8
10.9†	Supply Agreement, dated as of November 19, 2012, between the Registrant and CREMER OLEO GmbH & Co KG	S-1	12/23/2013	10.9
10.10†	Development and Clinical Supply Agreement, dated as of August 31, 2012, between the Registrant and Rentschler Biotechnologie GmbH	S-1	11/8/2013	10.10
10.11#	2011 Equity Incentive Plan (including forms of Stock Option Grant Notice and Stock Option Agreement thereunder)	S-1	11/8/2013	10.11
10.12#	Amendment to the 2011 Equity Incentive Plan	S-1	11/8/2013	10.12
10.13#	2014 Incentive Plan	S-1	1/17/2014	10.13
10.14#	Form of Incentive Stock Option Agreement	S-1	1/17/2014	10.14
10.15#	Form of Non Statutory Stock Option Agreement (Employees)	S-1	1/17/2014	10.15
10.16#	Form of Non-Statutory Stock Option Agreement (Directors)	S-1	1/17/2014	10.16
10.17#	Form of Restricted Stock Unit Agreement (Employees)	S-1	1/17/2014	10.17
10.18#	Form of Restricted Stock Unit Agreement (Directors)	S-1	1/17/2014	10.18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith
10.19#	2014 Employee Stock Purchase Plan	S-1	1/17/2014	10.19
10.20#	Executive Employment Agreement, dated as of June 15, 2011, between the Registrant and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18
10.21#	Offer Letter, dated as of October 31, 2011, between the Registrant and Thomas Kassberg	S-1	11/8/2013	10.19
10.22#	Offer Letter, dated as of March 12, 2012, between the Registrant and Shalini Sharp	S-1	11/8/2013	10.20
10.23#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.24	Standard Lease, dated as of July 5, 2011, between the Registrant and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22
10.25	License and Services Agreement, dated as of September 24, 2010, between the Registrant and The Buck Institute for Age Research	S-1	11/8/2013	10.23
10.26	Amendment No. 1 to License and Services Agreement, dated as of September 4, 2012, between the Registrant and The Buck Institute for Research on Aging	S-1	11/8/2013	10.24
10.27#	Corporate Bonus Plan	S-1	1/17/2014	10.27
10.28	Addendum #3 to the Lease, effective as of February 12, 2014, by and between the Registrant and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1
10.29	First Amendment to License Agreement, effective as of March 1, 2014, by and between the Registrant and St. Jude Children’s Research Hospital	10-Q	8/11/2014	10.1
10.30	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, by and between the Registrant and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2
10.31	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.32	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	10-Q	8/11/2014	10.4
10.33	Amendment No. 2 to License and Services Agreement, effective as of September 15, 2014, by and between the Registrant and The Buck Institute for Research on Aging	10-Q	11/10/2014	10.1
10.34	Amendment 1 to the Development and Clinical Supply Agreement, effective as of November 4, 2014, by and between the Registrant and Rentschler Biotechnologie GmbH				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
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

					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith
101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted with respect to certain portions (indicated by asterisks) of this exhibit. Omitted portions have been filed separately with the SEC.
#	Indicates management contract or compensatory plan.
*

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.