Form 10-Q
period 2015-03-31
Ultragenyx Pharmaceutical Inc.
filed 2015-05-12
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☑

As of May 6, 2015, the registrant had 35,902,599 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$178,040	$24,324
Short-term investments	164,526	163,163
Prepaid expenses and other current assets	6,877	5,929
Restricted cash	1,071	—
Total current assets	350,514	193,416
Property and equipment, net	3,514	3,033
Restricted cash	1,031	744
Other assets	781	774
Total assets	$355,840	$197,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,755	$4,857
Accrued liabilities	8,398	7,575
Deferred rent—current portion	90	85
Total current liabilities	14,243	12,517
Other liabilities	478	505
Total liabilities	14,721	13,022

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 35,612,019 and 31,934,682 shares issued and outstanding as of March 31, 2015 and December 31, 2014	36	32
Additional paid-in capital	501,597	324,128
Accumulated other comprehensive loss	(94)	(174)
Accumulated deficit	(160,420)	(139,041)
Total stockholders’ equity	341,119	184,945
Total liabilities and stockholders’ equity	$355,840	$197,967

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$17,364	$8,353
General and administrative	4,138	1,986
Total operating expenses	21,502	10,339
Loss from operations	(21,502)	(10,339)
Other income (expense), net:
Interest income	273	93
Other expense, net	(150)	(3,384)
Total other income (expense), net	123	(3,291)
Net loss	$(21,379)	$(13,630)
Net loss attributable to common stockholders	$(21,379)	$(18,438)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.85)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,008,830	21,582,435

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(21,379)	$(13,630)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	80	(57)
Total comprehensive loss	$(21,299)	$(13,687)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(21,379)	$(13,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	117
Amortization of premium (discount) on investment securities, net	965	479
Stock-based compensation	2,408	795
Revaluation of convertible preferred stock warrant liability	—	3,324
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(948)	(2,391)
Other assets	(7)	(187)
Accounts payable	437	2,058
Accrued liabilities and other liabilities	664	(1,186)
Net cash used in operating activities	(17,659)	(10,621)

Investing activities:
Purchase of property and equipment	(459)	(569)
Purchase of investments	(77,254)	(87,998)
Proceeds from the sale of investments	12,766	—
Proceeds from maturities of investments	62,240	23,462
Increase in restricted cash	(1,358)	(293)
Net cash used in investing activities	(4,065)	(65,398)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	175,440	128,385
Payment of preferred stock dividend	—	(4,346)
Net cash provided by financing activities	175,440	124,039
Net increase in cash and cash equivalents	153,716	48,020
Cash and cash equivalents at beginning of period	24,324	7,427
Cash and cash equivalents at end of period	$178,040	$55,447

Supplemental disclosures of non-cash investing and financing information:
Reclassification of warrant liability to equity upon conversion to
common stock warrants	$—	$6,743
Conversion of Series A and Series B preferred stock to common stock	$—	$129,360

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating metabolic genetic diseases. The Company is currently conducting a Phase 2 extension study of sialic acid, extended release (SA-ER) in patients with hereditary inclusion body myopathy (HIBM), a progressive muscle-wasting disorder; a Phase 3 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease; a Phase 2 clinical study for triheptanoin in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; a Phase 2 clinical study of triheptanoin in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; and Phase 2 studies of KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, in patients with X-linked hypophosphatemia (XLH) and tumor-induced osteomalacia (TIO), both rare genetic diseases that impair bone growth mineralization. The Company is in the clinical stage as of December 31, 2014, and since inception has been engaged in developing its product candidates, raising capital and recruiting personnel. The Company operates in the United States of America in one reportable segment.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiary and have been prepared in accordance with U.S. general accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 27, 2015 with the SEC.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical study accruals, fair value of assets and liabilities, convertible preferred stock and related warrants, common stock, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. The Company’s cash, cash equivalents, and short-term investments are held by financial institutions that management believes are of high credit quality. The Company’s investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, corporate bonds, and asset-backed securities and places restrictions on maturities and concentrations by type and issuer. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents, corporate bond issuers and other financial instruments to the extent recorded in the balance sheets.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the Series A convertible preferred stock and cumulative dividends paid on Series A and B convertible preferred stock. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive. In periods when we have incurred a net loss, convertible preferred stock, options and warrants to purchase common stock and convertible preferred stock warrants are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect is antidilutive.

Recently Issued Accounting Pronouncements

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

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$142,829	$—	$—	$142,829
Corporate bonds	—	170,452	—	170,452
Asset backed securities	—	9,520	—	9,520
U.S. Government agency securities	—	2,998	—	2,998
Commercial paper	—	2,497	—	2,497
Total financial assets	$142,829	$185,467	$—	$328,296

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,627	$—	$—	$8,627
Corporate bonds	—	152,942	—	152,942
Asset backed securities	—	9,542	—	9,542
U.S. Government agency securities	—	4,485	—	4,485
Other	—	209	—	209
Total financial assets	$8,627	$167,178	$—	$175,805

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which were measured at fair value on a recurring basis until their conversion to common stock warrants and related reclassification to additional paid-in capital (in thousands):

	Three Months Ended March 31,
	2015	2014
Fair value, beginning of period	$—	$3,419
Change in fair value recorded as a loss in other expense, net	—	3,324
Reclassification of warrant liability to additional paid-in capital	—	(6,743)
Fair value, end of period	$—	$—

The Company recorded $0 and $3.3 million in other expense for the three months ended March 31, 2015 and 2014, representing the change in fair value of the warrants for the respective periods.

4.Balance Sheet Components

Cash Equivalents and Short-term Investments

The fair values of cash equivalents and short-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$142,829	$—	$—	$142,829
Corporate bonds classified as cash equivalents	20,941	—	—	20,941
Commercial paper classified as short-term investments	2,497	2	(2)	2,497
Corporate bonds classified as short-term investments	149,607	8	(104)	149,511
Asset backed securities classified as short-term investments	9,522	—	(2)	9,520
U.S. Government agency securities classified as short-term investments	2,994	4	—	2,998
Total	$328,390	$14	$(108)	$328,296

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$8,627	$—	$—	$8,627
Corporate bonds classified as cash equivalents	3,806	1	—	3,807
Corporate bonds classified as short-term investments	149,303	4	(172)	149,135
Asset backed securities classified as short-term investments	9,546	—	(4)	9,542
U.S. Government agency securities classified as short-term investments	4,488	1	(4)	4,485
Other classified as cash equivalents	209	—	—	209
Total	$175,979	$6	$(180)	$175,805

At March 31, 2015, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Research and clinical study expenses	$4,271	$2,703
Payroll and related expenses	3,217	4,205
Other	910	667
Total accrued liabilities	$8,398	$7,575

5.	License and Research Agreements

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

Under the collaboration and license agreement, the Company paid Nobelpharma $111,000 (10 million Yen) for the license, which was recorded as research and development expense in 2010, and also issued 76,567 shares of common stock to Nobelpharma with a minimal value. The Company is required to pay Nobelpharma royalties based on net sales upon product sales commencement. In addition, the Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The Company paid $495,000 in development milestone payments since the inception of the agreement through March 31, 2015. The remaining total aggregate payments, if all milestones are achieved by Nobelpharma, would be 200 million Yen (approximately $1.7 million based on the exchange rate at March 31, 2015). The Company will pay a high single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved. Net sales, as defined in the collaboration and license agreement, represent the net sales of products whereby the licensed compound is the active ingredient. If the products include other active ingredients, the portion of the net sales allocated to the licensed compound would be used in determining the royalty payments.

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

AAIPharma License Agreement

In March 2011, the Company entered into a license agreement with AAIPharma Services Corp. (AAIPharma). Under the terms of this license agreement, AAIPharma granted the Company a fully paid-up, royalty-free, exclusive, perpetual, and irrevocable license to research, develop, make, have made, use, import, offer for sale, and sell products incorporating AAIPharma’s controlled release matrix solid dose oral tablet. Under the license agreement, the Company will pay a mid-single digit percentage of any sublicense revenue received by Ultragenyx related to the sublicense of AAIPharma technology that had been initially licensed by Ultragenyx.

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

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company recognized $1.4 million and $710,000 for its share of the costs as research and development expenses for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, the Company had a receivable in the amount of $1.5 million and $878,000 from KHK and an accrued liability of $25,000 and $201,000, respectively, for this collaboration arrangement.

6.	Common Stock Warrants

Upon the closing of the Company’s IPO in February 2014, the convertible preferred stock warrants were converted into warrants to purchase common stock. Accordingly, the warrants were reclassified from a liability to permanent equity and were no longer subject to remeasurement.

The table sets forth the outstanding common stock warrants for the periods presented:

Outstanding at March 31, 2015	Outstanding at December 31, 2014	Date Issued	Term	Exercise Price
83,167	83,167	June 2010	10 years	$3.006
174,651	174,651	February 2011	10 years	3.006
66,533	66,533	June 2011	10 years	3.006
324,351	324,351

7.	Stock-Based Compensation

2014 Incentive Plan

In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan), which became effective upon the closing of the Company’s IPO in February 2014. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2015, there were 2,595,430 shares reserved under the 2014 Plan for the future issuance of equity awards.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$1,841	$705
General and administrative	567	90
Total stock-based compensation	$2,408	$795

8.	Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Prior to 2015, the Company had not provided any contributions to the plan. In 2015, the Company began to make contributions to the Plan for eligible participants, and recorded $123,000 as contribution expenses for the three months ended March 31, 2015.

9.	Commitments and Contingencies

Commitments

The Company has various manufacturing, clinical, research, and other contracts with vendors in the conduct of the normal course of its business. All other significant contracts as of March 31, 2015 were terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received at the time the termination became effective.

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

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(21,379)	$(13,630)
Accretion and dividends on convertible preferred stock	—	(4,808)
Net loss attributable to common stockholders	$(21,379)	$(18,438)
Denominator:
Weighted-average common shares outstanding	34,008,830	21,582,435
Less: weighted-average unvested common shares subject to repurchase	—	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	34,008,830	21,582,435
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.85)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Convertible preferred stock (as if converted)	—	6,532,828
Stock options to purchase common stock	2,698,846	2,315,345
Unvested restricted stock units	33,856	—
Convertible preferred stock warrants (as if converted)	—	117,820
Common stock warrants	324,351	235,639
	3,057,053	9,201,632

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our biologics pipeline includes the following product candidates in development for four diseases:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, intended for the treatment of XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014. We also continue the clinical development of KRN23 in adults with XLH.

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

•

SA-ER, or UX001, is an extended-release form of sialic acid in a Phase 2 extension study for the treatment of HIBM, a neuromuscular disorder that causes muscle weakness and wasting. We plan to initiate a Phase 3 study in mid-2015, and we intend to file an MAA, seeking conditional approval from the EMA, for the use of SA-ER in the treatment of HIBM in the second half of 2015.

Product Candidates

The following table summarizes our current product candidate pipeline:

Candidate	Description	Indication	Pre-clinical	Phase 1	Phase 1/2 or Phase 2	Phase 3 or pivotal	Status / Anticipated milestones	Ultragenyx commercial rights
Biologics								
KRN23 (UX023)	Anti-FGF23 monoclonal antibody	XLH	█	█	█		▪ Expect interim data from pediatric Phase 2 study in late 2015 or early 2016	▪ U.S. and Canada: Joint with KHK (profit share) ▪ Mexico, Central and South America
KRN23 (UX023)	Anti-FGF23 monoclonal antibody	TIO	█	█	█		▪ Expect interim data from Phase 2 study in the second half of 2015	▪ U.S. and Canada: Joint with KHK (profit share) ▪ Mexico, Central and South America
rhGUS (UX003)	Enzyme replacement	MPS 7	█	█	█	█	▪ Expect data from Phase 3 study in the first half of 2016	▪ Worldwide
rhPPCA (UX004)	Enzyme replacement	Galactosialidosis	█				▪ Continuing preclinical development	▪ Worldwide
Substrate replacement therapies								
Triheptanoin (UX007)	Substrate replacement	LC-FAOD	█	█	█		▪ Expect interim data from Phase 2 study in the second half of 2015	▪ Worldwide
Triheptanoin (UX007)	Substrate replacement	Glut1 DS	█	█	█		▪ Expect preliminary data from Phase 2 study in the second half of 2015	▪ Worldwide
SA-ER (UX001)	Substrate replacement	HIBM	█	█	█		▪ Expect to initiate Phase 3 study by mid-2015 ▪ Expect to file MAA for conditional approval in 2015	▪ Worldwide (excluding Japan and certain other Asian territories)

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

The study consists of a 16-week individual dose-titration period followed by a 48-week treatment period. The goal of the dose-titration period is to identify the individualized dose of KRN23 required to achieve stable serum phosphorus levels in the target range. Patients will be divided into three cohorts of escalating starting dose levels of KRN23 with either monthly or biweekly dosing regimens. At the end of the 16-week dose-titration period, patients can continue to receive dose increases in order to reach the individually-optimized dose of KRN23 on a monthly or biweekly basis for the 48-week treatment period. Phosphate control and safety data from the 16-week dose-titration period are expected to be released in the first half of 2015. Additional data, including radiographic assessments, through 40 weeks of treatment are to be available in late 2015 or early 2016.

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

Given the high turnover and growth of bone during childhood and the critical role phosphate plays in bone growth, pediatric XLH patients have the highest morbidity and potential for benefit in a shorter timeframe. This is consistent with third-party data regarding enzyme replacement therapy in hypophosphatasia, which is another genetic bone disease with poor bone mineralization related to phosphate metabolism caused by a different, unrelated mechanism. We continue to develop KRN23 in adults with XLH. We initiated a long-term, open-label Phase 2b extension study of KRN23 in adult XLH patients who had previously participated in the studies conducted by KHK. We also plan to initiate a randomized, double-blind, placebo-controlled study of KRN23 in adult XLH patients in the second half of 2015.

KRN23 (UX023) for the treatment of TIO

KRN23 is also intended for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. The efficacy of this treatment is often limited, as it does not treat the underlying disease and its benefits must be balanced with monitoring for potential risks such as nephrocalcinosis, hypercalciuria, and hyperparathyroidism. We are enrolling patients in an open-label, dose-finding Phase 2 clinical study. Data from the Phase 2 study is expected in late 2015 or early 2016.

This Phase 2 study will evaluate safety and efficacy in approximately six adult inoperable patients. The primary objectives of the study are to establish the dose and safety profile of treatment with KRN23 in TIO patients. Preliminary clinical effects of KRN23 treatment will be evaluated by radiographic assessments, muscle strength, walking ability, and patient-reported measures of pain, disability, and quality of life. Markers of bone health and changes in serum phosphorus and other biochemical measures will also be followed.

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

We initiated a Phase 3 global, randomized, placebo-controlled, blind-start clinical study in December. The Phase 3 study will assess the efficacy and safety of rhGUS in approximately 12 patients between five and 35 years of age. Patients are randomized to one of four groups. One cohort begins rhGUS therapy immediately, while the other three start on placebo and cross over to rhGUS at different predefined time points in a blinded manner. This trial design generates treatment data from all 12 patients. Based on data from the Phase 1/2 study, patients will be dosed with 4 mg/kg of rhGUS every other week for up to a total of 48 weeks, and all groups will receive a minimum of 24 weeks of treatment with rhGUS. Data from the Phase 3 study is expected in the first half of 2016.

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

Agreement has been reached with both the FDA and the European Medicines Agency, or EMA, on the Phase 3 study design. The FDA stated that their evaluation of the pivotal Phase 3 study will be based on the totality of the data on a patient-by-patient basis and advised against the declaration of a primary endpoint. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in approximately 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

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

In April 2015, positive data from an investigator-sponsored study of triheptanoin for the treatment of movement disorders associated with Glut1 DS were presented at the American Academy of Neurology Annual Meeting. The data showed a statistically significant 90% reduction in movement disorder events after treatment with triheptanoin (p=0.028) and a statistically significant increase in events after withdrawal from treatment with triheptanoin (p=0.043). Based on the study results, we intend to initiate a company-sponsored clinical study of triheptanoin in the Glut1 DS movement disorder phenotype and anticipate discussion with the FDA on final study design details in the second half of 2015.

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

We recently completed an End-of-Phase 2 meeting with the FDA regarding a potential randomized placebo-controlled 48-week single pivotal study of SA-ER in HIBM patients. The FDA agreed with the proposed Phase 3 study design, including the primary endpoint of a composite of upper extremity muscle strength, with supportive secondary endpoint data from a patient-reported outcome, both of which were studied in the Phase 2 study. We plan to initiate the Phase 3 trial, which we anticipate will include approximately 80 patients, during mid-2015.

Based on Scientific Advice recently received from the EMA’s Committee for Medicinal Products for Human Use, in the second half of 2015 we intend to file an MAA seeking conditional approval from the EMA for the use of six grams per day of SA-ER tablets in the treatment of HIBM for stabilization or slowing of decline in upper extremity muscle strength.

Financial Operations Overview

We are a clinical-stage company and have only a limited operating history. To date, we have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity securities.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $21.4 and $13.6 million for the three months ended March 31, 2015 and 2014, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any revenue. We do not expect to receive any significant revenue until we obtain regulatory approval for any product candidates that we develop and then commercialize them or enter into collaborative agreements with third parties.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014:

Research and Development Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
Development candidate:
KRN23 (XLH)	$1,870	$877	$993	113%
KRN23 (TIO)	195	—	195	*
rhGUS	3,400	1,329	2,071	156%
rhPPCA	717	110	607	552%
Triheptanoin (LC-FAOD)	2,466	1,382	1,084	78%
Triheptanoin (Glut 1 DS)	1,634	1,026	608	59%
SA-ER	4,511	2,246	2,265	101%
Other research and development costs	2,571	1,383	1,188	86%
Total research and development expenses	$17,364	$8,353	$9,011	108%

Research and development expenses increased $9.0 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase in research and development expenses above is primarily due to:

•	for KRN23 (XLH), an increase of $1.0 million related to the continued development of our clinical program and other development planning and regulatory activities, net of KHK reimbursement;
•	for KRN23 (TIO), an increase of $0.2 million related to the initiation and development of our adult TIO study and other development planning and regulatory activities, net of KHK reimbursement;
•	for rhGUS, an increase of $2.1 million related to an increase in manufacturing, quality, and clinical study related activities;
•	for rhPPCA, an increase of $0.6 million related to an increase in research and manufacturing related activities;
•	for triheptanoin (LC-FAOD), an increase of $1.1 million related to the continued development of our clinical program and support of investigator-sponsored studies across multiple diseases;
•	for triheptanoin (Glut1 DS), an increase of $0.6 million related to the continued development of our clinical program;
•	for SA-ER, an increase of $2.3 million related to the increase in clinical and manufacturing activities for this program; and
•	an increase of $1.2 million in other research and development costs in support of our product candidate pipeline.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
General and administrative	$4,138	$1,986	$2,152	108%

General and administrative expenses increased $2.2 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase in general and administrative expenses was primarily due to increases in professional services costs, stock-based compensation and in personnel costs resulting from an increase in employees in support of our activities.

We expect general and administrative expenses to increase in order for us to continue to support the costs of being a public company.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
Interest income	$273	$93	$180	194%

Interest income increased $0.2 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to funds invested from our underwritten public offerings in February 2015 and July 2014, and from the closing of our IPO in February 2014.

Other Expense, net (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2015	2014	Change	Change
Other expense, net	$150	$3,384	$(3,234)	-96%

Other expense, net decreased $3.2 million for the three months ended March 31, 2015, compared to the same period in 2014. This decrease was primarily related to the fair value remeasurement of the liability related to our convertible preferred stock warrants during the three months ended March 31, 2014.  There was no corresponding expense during the three months ended March 31, 2015 as the preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of common stock in our IPO and $234.7 million in net proceeds from the sale of common stock in our underwritten public offerings. As of March 31, 2015, we had $342.6 million in available cash, cash equivalents, and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing accounts, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(17,659)	$(10,621)
Cash used in investing activities	(4,065)	(65,398)
Cash provided by financing activities	175,440	124,039
Net increase in cash and cash equivalents	$153,716	$48,020

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures. Due to our significant research and development expenditures, we have generated significant operating losses since our inception. Cash used to fund operating expenses is affected by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash used in operating activities for the three months ended March 31, 2015 was $17.7 million and reflected a net loss of $21.4 million, offset by non-cash charges of $0.2 million for depreciation and amortization, $1.0 million for the amortization of premium paid on purchased short-term investments, and $2.4 million for stock-based compensation. Cash used in operating activities also reflected a $0.9 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, other prepaid clinical costs, and prepaid insurance expenses, a $0.4 million increase in accounts payable primarily due to higher clinical study and related costs and an increase in professional fees, and a $0.7 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, and related costs as we continued to increase our research and development activities offset by a decrease in employee bonuses.

Cash used in operating activities for the three months ended March 31, 2014 was $10.6 million and reflected a net loss of $13.6 million, offset by non-cash charges of $0.1 million for depreciation and amortization, $0.5 million for the amortization of premium paid on purchased short-term investments, $0.8 million for stock-based compensation and $3.3 million for the revaluation of convertible preferred stock warrant liability. Cash used in operating activities also reflected a $2.4 million increase in prepaid expenses and other current assets primarily due to an increase in CRO prepaid expenses and an increase in interest income receivable as our invested funds increased with the closing of our IPO in February 2014, a $0.2 million increase in other assets primarily due to higher long-term clinical prepaids, a $2.1 million increase in accounts payable primarily due to higher clinical study and related costs, and a $1.2 million decrease in accrued expenses and other liabilities as a result of a decrease of accrued IPO costs and employee bonuses and an increase in clinical study and related costs as we continued to increase our research and development activities.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 was $4.1 million and related to purchases of short-term investments of $77.3 million, purchases of property and equipment of $0.5 million and an increase of $1.4 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of short-term investments of $62.2 million and the sale of investments of $12.8 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 was $175.4 million and was comprised of proceeds from the issuance of common stock from our underwritten public offering and the exercise of stock options and warrants.

Cash provided by financing activities for the three months ended March 31, 2014 was $124.0 million and was comprised of $128.4 million in proceeds from the issuance of common stock from our IPO and proceeds from the exercise of stock options, offset by the payment of a $4.3 million dividend to our preferred stockholders in connection with the closing of our IPO.

Funding Requirements

We believe that our existing capital resources will be sufficient to fund our current operations into 2018. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We expect that we will require additional capital to fund our operations and complete our ongoing and planned clinical studies, and funding may not be available to us on acceptable terms or at all. We expect to finance future cash needs through equity or debt financings, strategic collaborations, or grants. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations

The following table summarizes our significant binding contractual obligations at March 31, 2015 (in thousands):

	Payments due by period *
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$1,418	$3,020	$1,797	$—	$6,235
Services Contract	82	151	—	—	233
Total	$1,500	$3,171	$1,797	$—	$6,468

*- Includes additional lease payments under the lease amendment entered into in April 2015

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and short-term investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2015, we had cash, cash equivalents and short-term investments totaling $342.6 million consisting of bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the period presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2015. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

We are undertaking the implementation of a new enterprise resource planning (ERP) system, which will occur over a period of more than one year. As the phased roll-out of the new ERP systems occurs, the Company may experience changes in internal control over financial reporting. No significant changes were made to the Company’s current internal control over financial reporting as a result of the aspects of the implementation of the new ERP system that occurred during the three months ended March 31, 2015.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $21.4 million and $13.6 million for the three months ended March 31, 2015 and 2014, respectively.

We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our product candidates are in clinical development and we may never have a product candidate approved for commercialization. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable despite obtaining such market share and acceptance of our products.

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

As of March 31, 2015, our available cash, cash equivalents and short-term investments were $342.6 million. We expect that our existing cash, cash equivalents and short-term investments, including the net proceeds received from the underwritten public offering we closed in February 2015, will be sufficient to fund our current operations into 2018; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. Other side effects may result from longer-term exposure and treatment of pediatric patients. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, over 14 years of treatment experience in approximately 130 human subjects, including greater than 60 with LC-FAOD, we are aware of three serious adverse events that were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. While we have not completed our own clinical studies for triheptanoin, there may be other side effects associated with its use that we discover. Additionally, patients treated with SA-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative vendors or do so on commercially reasonable terms. Switching or adding additional vendors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our vendors, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

•	if KHK were to breach or terminate the agreement with us, we would no longer have any rights to develop or commercialize KRN23 or such rights would be limited to non-terminated countries;
•	KHK may terminate its agreement with us, adversely affecting our potential revenue from licensed products; and
•	the timing and amounts of expense reimbursement that we may receive are uncertain, and the total expenses for which we are obligated to reimburse KHK may be greater than anticipated.

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

The drug substance and drug product for most of our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the drug substance or drug product, could materially and adversely affect our business.

The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for triheptanoin is manufactured by Cremer Oleo GmbH & Co. KG, or Cremer, pursuant to our supply agreement with Cremer, and the drug product for triheptanoin is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for SA-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for SA-ER is manufactured by AAIPharma Services Corp., or AAIPharma, pursuant to our license agreement and accompanying purchase orders with AAIPharma. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

Although we have a number of patents covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, there are no patents for KRN23 in Latin America, where we have rights to commercialize the compound. Therefore, a competitor could develop the same or similar antibody as well as other approaches that target FGF23. Additionally, there are currently no issued patents that cover rhGUS or rhPPCA. Therefore, it is possible that a competitor could develop the same or similar enzyme with respect to rhGUS or rhPPCA, subject to any regulatory exclusivities. With respect to SA-ER, none of the patents relating to SA-ER cover composition of matter. Therefore, it is possible that a competitor could develop the same or similar molecule. If we cannot obtain and maintain effective patent rights for our product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License Agreements” in our most recent Annual Report on Form 10-K for a description of our license agreements with KHK, Baylor Research Institute, Nobelpharma, AAIPharma, HIBM Research Group, St. Louis University and St. Jude Children’s Research Hospital, which includes a description of the termination provisions of these agreements.

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

Our business strategy focuses on the development of drugs that are eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products for Human Use  grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition when the prevalence of the condition is not more than five in 10,000 persons in the EU or when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. Additionally, there must be no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Even though we have orphan drug designation for triheptanoin for the treatment of fatty acid oxidation disorders in the United States, and triheptanoin for the treatment of Glut1 DS, KRN23, rhGUS and SA-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2015, we had 140 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may affect, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Risks generally associated with a company-wide implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We are in the process of implementing a company-wide ERP system to upgrade certain existing business, operational, and financial processes. Our ERP implementation is a complex and time-consuming project that may require more than a year to complete. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, including our procurement process, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

As of May 6, 2015, our executive officers, directors, five percent and greater stockholders, and their affiliates beneficially owned approximately 35% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of the lock-up agreements entered into in connection with our underwritten public offering in February 2015, the market price of our common stock could decline. As of May 6, 2015, we had a total of 35,902,599 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our underwritten public offerings in July 2014 and February 2015 are currently freely tradable, without restriction (except that may otherwise apply), in the public market.

In addition, as of May 6, 2015, approximately 6.4 million shares of common stock that are either subject to outstanding options or restricted stock units, reserved for future issuance under our equity incentive plans, employee stock purchase plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 600,000 shares were available for issuance at the inception of the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year (beginning January 1, 2015) by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We previously disclosed that, on March 9, 2015, we executed Addendum #4 (the “Amendment”) to the Standard Lease, dated as of July 1, 2011, between us and Condiotti Enterprises, Inc. (“Condiotti Enterprises”), which was previously amended by that certain Addendum One dated on or about July 1, 2011 and that Certain Addendum Two dated on or about March 7, 2012 and that certain Addendum #3 effective February 12, 2014 (as so amended, the “Lease”). The Amendment amended the Lease by adding to our existing premises (i.e., the entire building located at 60 Leveroni Court, Novato, California) approximately 20,000 square feet, comprising the entire building located at 52 Leveroni Court and consisting of approximately 16,800 square feet of office space and 3,500 square feet of warehouse space (the “52 Expansion Space”).  We also previously disclosed that we intend to install leasehold improvements to the 52 Expansion Space and were required per the terms of the Amendment to post a letter of credit for the benefit of Condiotti Enterprises in the amount of the budget for construction, which was previously disclosed as approximately $425,000.  The Amendment provides that, in the event the budget is increased prior to the completion of the proposed construction, the letter of credit shall be increased in an equal amount.  The budget for construction has been finalized and we have posted a letter of credit for the benefit of Condiotti Enterprises in the amount of approximately $1.1 million.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.	8-K	2/5/2014	3.1
3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1	Addendum #4 To The Lease By and Between Condiotti Enterprises, Inc. and Ultragenyx Pharmaceutical Inc.	8-K	3/13/2015	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is furnished to, and not deemed filed with the SEC and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 11, 2015	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Shalini Sharp
Shalini Sharp
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2015	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Corporate Controller (Principal Accounting Officer)