Form 10-Q
period 2015-06-30
Ultragenyx Pharmaceutical Inc.
filed 2015-08-14
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, the registrant had 38,681,728 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$52,351	$24,324
Short-term investments	273,678	163,163
Prepaid expenses and other current assets	9,430	5,929
Restricted cash	1,071	—
Total current assets	336,530	193,416
Property and equipment, net	4,772	3,033
Restricted cash	912	744
Other assets	790	774
Total assets	$343,004	$197,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,171	$4,857
Accrued liabilities	12,716	7,575
Deferred rent—current portion	155	85
Total current liabilities	23,042	12,517
Other liabilities	684	505
Total liabilities	23,726	13,022

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 36,071,596 and 31,934,682 shares issued and outstanding as of June 30, 2015 and December 31, 2014	36	32
Additional paid-in capital	509,658	324,128
Accumulated other comprehensive loss	(209)	(174)
Accumulated deficit	(190,207)	(139,041)
Total stockholders’ equity	319,278	184,945
Total liabilities and stockholders’ equity	$343,004	$197,967

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$23,104	$11,239	$40,468	$19,592
General and administrative	7,038	2,422	11,176	4,408
Total operating expenses	30,142	13,661	51,644	24,000
Loss from operations	(30,142)	(13,661)	(51,644)	(24,000)
Other income (expense), net:
Interest income	456	149	729	242
Other expense, net	(101)	(73)	(251)	(3,457)
Total other income (expense), net	355	76	478	(3,215)
Net loss	$(29,787)	$(13,585)	$(51,166)	$(27,215)
Net loss attributable to common stockholders	$(29,787)	$(13,585)	$(51,166)	$(32,023)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.45)	$(1.46)	$(1.25)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	35,937,442	30,055,943	34,977,498	25,697,407

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(29,787)	$(13,585)	$(51,166)	$(27,215)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(115)	(2)	(35)	(59)
Total comprehensive loss	$(29,902)	$(13,587)	$(51,201)	$(27,274)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(51,166)	$(27,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463	278
Amortization of premium (discount) on investment securities, net	2,233	1,396
Stock-based compensation	7,499	1,741
Revaluation of convertible preferred stock warrant liability	—	3,324
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,501)	(3,097)
Other assets	(16)	(766)
Accounts payable	4,777	1,960
Accrued liabilities and other liabilities	4,779	1,229
Net cash used in operating activities	(34,932)	(21,150)

Investing activities:
Purchase of property and equipment	(1,054)	(1,257)
Purchase of investments	(242,404)	(129,298)
Proceeds from the sale of investments	20,263	—
Proceeds from maturities of investments	109,358	37,974
Increase in restricted cash	(1,239)	(293)
Net cash used in investing activities	(115,076)	(92,874)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	178,035	128,395
Payment of preferred stock dividend	—	(4,346)
Net cash provided by financing activities	178,035	124,049
Net increase in cash and cash equivalents	28,027	10,025
Cash and cash equivalents at beginning of period	24,324	7,427
Cash and cash equivalents at end of period	$52,351	$17,452

Supplemental disclosures of non-cash investing and financing information:
Costs of fixed assets included in accounts payable
and accrued liabilities	$1,148	$193
Reclassification of warrant liability to equity upon conversion to
common stock warrants	$—	$6,743
Conversion of Series A and Series B preferred stock to common stock	$—	$129,360

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating metabolic genetic diseases. The Company is currently conducting a Phase 3 study of aceneuramic acid extended-release (Ace-ER) in patients with GNE myopathy (GNEM), which is also known as hereditary inclusion body myopathy (HIBM), a progressive muscle-wasting disorder; a Phase 3 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease; a Phase 2 clinical study for triheptanoin in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; a Phase 2 clinical study of triheptanoin in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; and Phase 2 studies of KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, in patients with X-linked hypophosphatemia (XLH) and tumor-induced osteomalacia (TIO), both rare diseases that impair bone mineralization. The Company operates in the United States of America and has one reportable segment.

In July 2015, the Company completed an underwritten public offering in which the Company sold 2,530,000 shares of common stock, which included 330,000 shares of common stock purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $120.00 per share. The total proceeds that the Company received from the offering were approximately $286.9 million, net of underwriting discounts and commissions of approximately $16.7 million. After deducting estimated offering expenses payable of approximately $0.3 million, net proceeds were $286.6 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. general accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on March 27, 2015 with the SEC.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical study and manufacturing accruals, fair value of assets and liabilities, convertible preferred stock and related warrants, common stock, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$26,090	$—	$—	$26,090
Corporate bonds	—	224,105	—	224,105
Asset backed securities	—	23,039	—	23,039
U.S. Government agency securities	—	30,183	—	30,183
Commercial paper	—	4,394	—	4,394
Total financial assets	$26,090	$281,721	$—	$307,811

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,627	$—	$—	$8,627
Corporate bonds	—	152,942	—	152,942
Asset backed securities	—	9,542	—	9,542
U.S. Government agency securities	—	4,485	—	4,485
Other	—	209	—	209
Total financial assets	$8,627	$167,178	$—	$175,805

In January 2014, the Company recorded a liability in connection with a convertible preferred stock warrant liability that was classified as a Level 3 liability. As of January 30, 2014, the Company determined the estimated fair value of the warrants using the Black-Scholes option-pricing model. Inputs used to determine the fair value included the value of the Company’s common stock upon closing of the IPO of $21.00, the remaining contractual term of the warrants of seven years, risk-free interest rate of 2.19% and expected volatility of 70%. Generally, increases (decreases) in the equity value of the Company would result in a directionally similar impact to the fair value measurement of the preferred stock warrant liability. The preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

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

The Company recorded $3.3 million in other expense for the six months ended June 30, 2014, representing the change in fair value of the warrants for the period. There was no corresponding expense during the six months ended June 30, 2015 as the preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

4.Balance Sheet Components

Cash Equivalents and Short-term Investments

The fair values of cash equivalents and short-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$26,090	$—	$—	$26,090
Corporate bonds classified as cash equivalents	8,045	—	(2)	8,043
Commercial paper classified as short-term investments	4,394	—	—	4,394
Corporate bonds classified as short-term investments	216,249	16	(204)	216,061
Asset backed securities classified as short-term investments	23,057	1	(19)	23,039
U.S. Government agency securities classified as short-term investments	30,185	2	(3)	30,184
Total	$308,020	$19	$(228)	$307,811

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$8,627	$—	$—	$8,627
Corporate bonds classified as cash equivalents	3,806	1	—	3,807
Corporate bonds classified as short-term investments	149,303	4	(172)	149,135
Asset backed securities classified as short-term investments	9,546	—	(4)	9,542
U.S. Government agency securities classified as short-term investments	4,488	1	(4)	4,485
Other classified as cash equivalents	209	—	—	209
Total	$175,979	$6	$(180)	$175,805

At June 30, 2015, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Research and clinical study expenses	$5,714	$2,703
Payroll and related expenses	4,972	4,205
Other	2,030	667
Total accrued liabilities	$12,716	$7,575

5.	License and Research Agreements

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

Under the collaboration and license agreement, the Company paid Nobelpharma $111,000 (10 million Yen) for the license, which was recorded as research and development expense in 2010, and also issued 76,567 shares of common stock to Nobelpharma with a minimal value. The Company is required to pay Nobelpharma royalties based on net sales upon product sales commencement. In addition, the Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The Company paid $495,000 in development milestone payments since the inception of the agreement through June 30, 2015. The remaining total aggregate payments, if all milestones are achieved by Nobelpharma, would be 200 million Yen (approximately $1.6 million based on the exchange rate at June 30, 2015). The Company will pay a mid-single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved. Net sales, as defined in the collaboration and license agreement, represent the net sales of products whereby the licensed compound is the active ingredient. If the products include other active ingredients, the portion of the net sales allocated to the licensed compound would be used in determining the royalty payments.

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

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company recognized $2.1 million and $1.0 million in expenses for the three months ended June 30, 2015 and 2014, and $3.5 million and $1.5 million in expenses for the six months ended June 30, 2015 and 2014, respectively for its share of the costs as research and development. As of June 30, 2015 and December 31, 2014, the Company had a receivable in the amount of $2.2 million and $1.3 million from KHK and an accrued liability of $13,000 and $35,000, respectively, for this collaboration arrangement.

6.	Common Stock Warrants

The table sets forth the outstanding common stock warrants for the periods presented:

Outstanding at June 30, 2015	Outstanding at December 31, 2014	Date Issued	Term	Exercise Price
83,167	83,167	June 2010	10 years	$3.006
—	174,651	February 2011	10 years	3.006
66,533	66,533	June 2011	10 years	3.006
149,700	324,351

7.	Stock-Based Compensation

2014 Incentive Plan

In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan), which became effective upon the closing of the Company’s IPO in February 2014. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of June 30, 2015, there were 1,532,380 shares reserved under the 2014 Plan for the future issuance of equity awards. The Company also had 950,295 shares reserved for the 2014 Employee Stock Purchase Plan, for which no shares had been issued.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$3,132	$652	$4,973	$1,357
General and administrative	1,959	294	2,526	384
Total stock-based compensation	$5,091	$946	$7,499	$1,741

8.	Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Prior to 2015, the Company had not provided any contributions to the plan. In 2015, the Company began to make contributions to the Plan for eligible participants, and recorded $149,000 and $272,000 as contribution expenses for the three and six months ended June 30, 2015, respectively.

9.	Commitments and Contingencies

Commitments

The Company has various manufacturing, clinical, research, and other contracts with vendors in the conduct of the normal course of its business. If a contract with a specific vendor were to be terminated, typically the Company would only be obligated for the products or services that the Company had received at the time the termination became effective.

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

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(29,787)	$(13,585)	$(51,166)	$(27,215)
Accretion and dividends on convertible preferred stock	—	—	—	(4,808)
Net loss attributable to common stockholders	$(29,787)	$(13,585)	$(51,166)	$(32,023)
Denominator:
Weighted-average common shares outstanding	35,937,442	30,055,943	34,977,498	25,697,407
Less: weighted-average unvested common shares subject to repurchase	—	—	—	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	35,937,442	30,055,943	34,977,498	25,697,407
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.45)	$(1.46)	$(1.25)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convertible preferred stock (as if converted)	—	—	—	3,248,368
Stock options to purchase common stock	2,974,250	2,561,357	2,836,548	2,438,351
Unvested restricted stock units	93,013	—	63,434	—
Convertible preferred stock warrants (as if converted)	—	—	—	58,584
Common stock warrants	159,296	353,459	241,824	294,875
	3,226,559	2,914,816	3,141,806	6,040,178

11.      Subsequent Events

Underwritten Public Offering

In July 2015, the Company completed an underwritten public offering in which we sold 2,530,000 shares of our common stock, which included 330,000 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $120.00 per share. The total proceeds that the Company received from the offering were approximately $286.9 million, net of underwriting discounts and commissions of approximately $16.7 million. After deducting offering expenses payable of approximately $0.3 million, net proceeds were $286.6 million.

Nobelpharma License Agreement Amendment

          In August 2015, the Company entered into an amendment with Nobelpharma to amend the agreement entered into in September 2010, resulting in a reduction of the royalty rates from the high-single digits to mid-single digits on net sales.

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

Our biologics pipeline includes the following product candidates in development for the treatment of four diseases:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014. We also continue the clinical development of KRN23 in adults with XLH.

•

KRN23 is also being developed for the treatment of TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We initiated a Phase 2 study of KRN23 in adult inoperable TIO patients in March 2015.

•

rhGUS, or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. We completed enrollment of a Phase 3 clinical study in June 2015.

•

rhPPCA, or UX004, is an enzyme replacement therapy in preclinical development for galactosialidosis, a rare lysosomal storage disease that can cause multi-system clinical disease similar to MPS 7 including enlarged liver, joint disease, abnormal bone development, short stature, and death. We continue preclinical development of rhPPCA.

Our substrate replacement therapy pipeline includes the following product candidates in development for the treatment of three diseases:

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

•

Ace-ER, or UX001, is an extended-release form of aceneuramic acid in a Phase 2 extension study for the treatment of GNE myopathy, a neuromuscular disorder that causes muscle weakness and wasting. We initiated a Phase 3 study in May 2015, and we intend to file a Marketing Authorization Application, or MAA, seeking conditional approval from the European Medicines Agency, or EMA, for the use of Ace-ER in the treatment of GNE myopathy in the second half of 2015.

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

Results from a four-month Phase 1/2 study in 28 adult XLH patients and subsequent twelve-month Phase 1/2 study of KRN23 in 22 patients were presented at the 2014 ICE/ENDO joint meeting of The Endocrine Society and the International Congress on Endocrinology in June 2014 and ASBMR Annual Meeting in September 2014, respectively. The data demonstrated that repeat doses of KRN23 over four months led to increases in serum phosphate, renal tubular reabsorption of phosphate, and serum vitamin D levels over the 16-month period. Increases in bone remodeling markers of bone formation and bone resorption were also observed. These data support the concept that KRN23’s impact on improving phosphate metabolism will improve bone remodeling, a critical part of creating strong, and properly-formed bones. Increases in quality of life and disability measures were also observed and we intend to objectively evaluate these in a future randomized controlled study.

KRN23 was generally safe and well tolerated over the cumulative treatment period. The most common treatment-related adverse events were injection site reaction, arthralgia (joint pain), diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache, and decreased neutrophil count (both cases of low neutrophil counts were also observed at baseline and were not associated with any significant infections). Serious adverse events were reported in three subjects but were all considered unrelated to KRN23. One patient discontinued treatment due to nephrolithiasis (kidney stones) and one patient discontinued due to restless legs syndrome. There were no clinically significant changes in parathyroid hormone, renal ultrasound or cardiac CT. Serum calcium levels did not change significantly, and mild hypercalcemia was observed intermittently in two subjects. Urinary calcium was not increased, and three subjects had only transient hypercalciuria. No anti-KRN23 antibodies were observed.

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23 in patients with XLH. In late 2014, we completed enrollment of 36 prepubertal patients. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We are also assessing preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life.

The study consists of a 16-week individual dose-titration period followed by a 48-week treatment period. The goal of the dose-titration period is to identify the individualized dose of KRN23 required to achieve stable serum phosphorus levels in the target range. Patients were divided into three cohorts of escalating starting dose levels of KRN23 with either monthly or biweekly dosing regimens. At the end of the 16-week dose-titration period, patients were allowed to continue to receive dose increases in order to reach the individually-optimized dose of KRN23 on a monthly or biweekly basis for the 48-week treatment period.

In June 2015, we released 16-week data from the Phase 2 pediatric study showing that all patients had increases in serum phosphorus levels from baseline during the 16-week period. At the end of the 16 weeks, 71% of patients receiving monthly dosing reached the normal serum phosphorus range with a mean dose of 0.84 mg/kg per treatment. At the time of the analysis, of the patients who had reached week 22, 9 out of 12 (75%) reached the normal range after further dose titration. In the biweekly dosing group, the proportion of patients reaching the normal serum phosphorus range was 50% at week 16. Of the patients who had reached week 24, 7 out of 9 (78%) reached the normal range after further dose titration. Mean increases were also observed in renal phosphate reabsorption (TmP/GFR) and in serum 1,25 dihydroxy vitamin D levels.

Per the study protocol, patients discontinued standard of care, or SOC of oral phosphate and Vitamin D therapy after the screening visit, which was 2-4 weeks prior to the baseline visit. Serum phosphorus levels were measured in 16 patients at screening and baseline. While on SOC, the mean serum phosphorus level at screening in these 16 patients was 2.40 mg/dL and after wash-out from SOC at baseline was 2.26 mg/dL, representing a mean change of 0.14 mg/dL. All 16 patients had an increase from baseline in serum phosphorus after treatment with KRN23 to a mean of 3.09 mg/dL, representing an improvement of 0.83 mg/dL compared to baseline.

No serious adverse events have been reported and there have been no discontinuations from the pediatric Phase 2 study for any reason. The most common adverse events considered to be treatment related were injection site reactions in 8 patients (22%), injection site erythema in 4 patients (11%), and injection site rash, injection site swelling, and limb pain in 3 patients (8% each). All of these treatment-related adverse events were considered mild in severity. No significant changes were observed in serum calcium, urinary calcium, or serum intact parathyroid hormone (iPTH). No patients had serum phosphorus levels above the upper limit of normal in either dosing group.

In July 2015, we released interim bone treatment data from the first 12 patients in the pediatric Phase 2 study. This interim data showed an improvement in mean rickets score after 40 weeks of treatment with KRN23. Eleven of the first 12 patients enrolled had been on SOC oral phosphate and Vitamin D therapy for an average of six years (3.3–9.4 years) prior to the baseline assessment. The mean rickets score was 1.4 at baseline using the Thacher Rickets Severity Scoring method as evaluated by a blinded expert reader and decreased to 0.6 after 40 weeks of treatment with KRN23, representing a 58% reduction in rickets score. Eight out of 11 patients with rickets at baseline demonstrated an improvement in rickets, of which three patients no longer exhibited radiographic evidence of rickets at week 40. One patient in the biweekly dosing group did not present with radiographic evidence of rickets at baseline and was excluded from the analysis.

Of the 12 patients, six received biweekly dosing and six received monthly dosing of KRN23. Of the five patients with rickets at baseline in the biweekly dosing group, 100% demonstrated improvement in rickets from a mean baseline rickets score of 1.5 to a mean score of 0.3 at week 40, representing an 80% reduction in rickets score. Of the six patients in the monthly dosing group, 50% demonstrated improvement in rickets from a mean baseline score of 1.3 to a mean score of 0.8 at week 40, representing a 38% reduction in rickets score. Two patients in the monthly dosing group did not show a change and one patient in the monthly dosing group worsened by 0.5 points.

All 12 patients had increases in serum phosphorus levels from baseline at points during the 40-week treatment period. In the biweekly dosing group (n=6), mean serum phosphorus increased by 0.70 mg/dL, from 2.78 mg/dL at baseline to 3.48 mg/dL, which is in the normal range (3.2–6.1 mg/dL). In the monthly dosing group (n=6), mean serum phosphorus at peak increased by 1.06 mg/dL, from 2.42 mg/dL at baseline to 3.48 mg/dL. The monthly dosing patients showed a decrease to the trough level before the next dose, unlike the biweekly regimen which showed stable phosphate levels. Increases in renal phosphate reabsorption (TmP/GFR) and in serum 1,25 dihydroxy vitamin D levels were observed in all 12 patients.

No serious adverse events have been reported in the study to date and there have been no discontinuations from the study for any reason. For the 12 patients who had reached 40 weeks at the time of the interim analysis, the most common adverse events considered to be treatment related were injection site reactions. All of the treatment-related adverse events were considered mild in severity.

No significant changes were observed in serum calcium, urinary calcium, or serum intact parathyroid hormone (iPTH) in the 12 patients. None of the patients had serum phosphorus levels above the upper limit of normal in either dosing group. Safety data on renal ultrasounds, echocardiograms, or immune response to KRN23 are not yet available.

Additional data from the pediatric Phase 2 study, including radiographic assessments, through 40 weeks of treatment for 36 patients are expected to be available in the fourth quarter of 2015. We are expanding the pediatric Phase 2 study to enroll approximately 50 patients. The radiographic assessments through 40 weeks for the fully expanded patient group are expected to be available in mid-2016.

Depending on the final results of our Phase 2 pediatric study, we intend to conduct a Phase 3 pediatric study. In our meetings with the United States Food and Drug Administration, or FDA, and EMA, the regulatory agencies agreed that blinded radiographic assessments of changes in bone abnormalities, i.e. rickets and bowing, and changes in growth may be used as primary endpoint measures in pediatric patients. The FDA also indicated that a Phase 3 study in pediatric patients could be open-label, but recommended inclusion of a standard of care control arm for comparison on a non-inferiority basis. We expect that the final design of a pediatric Phase 3 study would be determined once sufficient safety and efficacy data are available and after further consultation with the FDA. In discussions with the EMA, the agency indicated that a filing for conditional approval may be possible based on data from the 40-week interim analysis from the pediatric Phase 2 study and from the completed Phase 1/2 and ongoing Phase 2b studies in adults, provided that there is a positive benefit-risk profile and with the obligation to conduct confirmatory studies. We will determine whether to file for conditional approval after we evaluate the pediatric Phase 2 40-week data.

Given the high turnover and growth of bone during childhood and the critical role phosphate plays in bone growth, pediatric XLH patients have the highest morbidity and potential for benefit in a shorter timeframe. This is consistent with third-party data regarding enzyme replacement therapy in hypophosphatasia, which is another genetic bone disease with poor bone mineralization related to phosphate metabolism caused by a different, unrelated mechanism. We are also continuing to develop KRN23 in adults with XLH. We initiated a long-term, open-label Phase 2b extension study of KRN23 in adult XLH patients who had previously participated in the studies conducted by KHK. Based on discussions with the FDA and EMA, we plan to initiate a Phase 3 randomized, double-blind, placebo-controlled study in approximately 120 adult XLH patients and a Phase 3 open-label bone biopsy study in evaluating osteomalacia in approximately ten adult XLH patients in the second half of 2015. The planned primary endpoint for the larger study will be serum phosphorus levels at 24 weeks. We expect that the Brief Pain Inventory patient-reported outcome will be a key secondary endpoint.

KRN23 (UX023) for the treatment of TIO

We are also developing KRN23 for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. The efficacy of this treatment is often limited, as it does not treat the underlying disease and its benefits must be balanced with monitoring for potential risks such as nephrocalcinosis, hypercalciuria, and hyperparathyroidism. We are enrolling patients in an open-label, dose-finding Phase 2 clinical study. Data from the Phase 2 study are expected in late 2015 or early 2016.

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

In December 2013, we initiated an open-label, Phase 1/2 study in the United Kingdom to evaluate the safety, tolerability, efficacy, and dose of IV administration every other week of rhGUS in three patients with MPS 7. Results from the 12-week analysis evaluating 2 mg/kg of rhGUS every other week were presented in September 2014 at the Society for the Study of Inborn Errors of Metabolism, or SSIEM Annual Symposium and showed a decline in urinary glycosaminoglycans, or GAG excretion of approximately 40-50% from baseline. After the initial 12 weeks, the study entered a dose-exploration phase in which patients were treated with a lower and then higher dose of rhGUS. The 36-week results, which were presented in February 2015 at the Annual WORLD Symposium, showed a greater change in urinary GAG excretion at the higher 4 mg/kg dose of rhGUS, with a mean urinary GAG reduction of approximately 60%.

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

We initiated a Phase 3 global, randomized, placebo-controlled, blind-start clinical study in December 2014. The Phase 3 study is assessing the efficacy and safety of rhGUS in 12 patients between five and 35 years of age. Patients are randomized to one of four groups. One cohort begins rhGUS therapy immediately, while the other three start on placebo and cross over to rhGUS at different predefined time points in a blinded manner. This study design generates treatment data from all 12 patients. Based on data from the Phase 1/2 study, patients will be dosed with 4 mg/kg of rhGUS every other week for up to a total of 48 weeks, and all groups will receive a minimum of 24 weeks of treatment with rhGUS. The Phase 3 study fully enrolled in June 2015, and data are expected in mid-2016.

The primary objective of the study is to determine the efficacy of rhGUS as determined by the reduction in urinary GAG excretion after 24 weeks of treatment. The Phase 3 study is also evaluating as secondary endpoints the safety and tolerability of rhGUS, pulmonary function, walking, stair climb, shoulder flexion, fine and gross motor function, hepatosplenomegaly, cardiac size and function, visual acuity, patient and caregiver assessment of most significant clinical problems, global impressions of change, a multi-domain responder index, and other endpoints.

We have obtained positive feedback from the FDA and the EMA regarding the design of the Phase 3 study. The FDA stated that their evaluation of the pivotal Phase 3 study will be based on the totality of the data on a patient-by-patient basis and advised against the declaration of a primary endpoint. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in approximately 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

In addition to the above development plan, in August 2015 we initiated a study of rhGUS in MPS 7 patients under the age of five years, including potentially younger infants born with hydrops fetalis. Currently, these infants can die within a few months to one year of birth, but enzyme replacement therapy might be able to reduce GAG storage and improve health and survival in these patients. The Phase 2 open-label study will assess the safety, tolerability, and efficacy of rhGUS in up to seven pediatric patients under five years old. Interim data from the study are expected by the end of 2016.

We are also supplying rhGUS to investigators who are treating patients under emergency investigational new drug, or eIND, applications and other expanded access programs. Results following 24 weeks of treatment of the first eIND patient were announced in September 2014 and published in Molecular Genetics and Metabolism in February 2015.

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

Triheptanoin (UX007) for the treatment of LC-FAOD

We are developing triheptanoin for oral administration intended as a substrate replacement therapy for patients with long-chain fatty acid oxidation disorders, or LC-FAOD. Triheptanoin is a medium odd-chain triglyceride of seven-carbon fatty acids designed to provide substrate replacement for fatty acid metabolism and restore production of energy. Patients with LC-FAOD have a deficiency that impairs the ability to produce energy from fat, which can lead to depletion of glucose in the body, and severe liver, muscle, and heart disease, as well as death. There are currently no approved drugs or treatments specifically for LC-FAOD. The current standard of care for LC-FAOD includes diligent prevention of fasting combined with the use of low-fat/high-carbohydrate diets, carnitine supplementation in some cases, and medium even-chain triglyceride oil supplementation. Despite treatment with the current standard of care, many patients continue to suffer significant morbidity and mortality.

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

Triheptanoin is currently being evaluated in a prospective, interventional, open-label Phase 2 study in 29 severely affected LC-FAOD patients. The principal goals of the study are to determine the appropriate clinical endpoints and patient population for testing in potential later-stage pivotal studies. Prior to initiating treatment with triheptanoin, subjects will continue current therapy for four weeks to establish their baseline condition. Triheptanoin will then be titrated to an expected target dose of 25-35% of total daily caloric intake via oral administration, while ensuring tolerability. The study will assess the impact of triheptanoin on several endpoints, including cycle ergometer performance, 12-minute walk test, muscle strength, creatine kinase levels, hypoglycemia, liver size, cardiac disease, and major medical events. The patients will be followed to evaluate the effects of triheptanoin treatment on acute clinical pathophysiology associated with LC-FAOD over 24 weeks, then may continue treatment for an additional 54 weeks for observation of major medical events. The study is fully enrolled, and we expect interim data to be available in the second half of 2015.

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

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical study that may enroll up to 40 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. Other efficacy objectives include cognitive function and movement disorder. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with triheptanoin through week 52. Enrollment in the study has been slower than we originally anticipated due to the rare nature of the disease as well as the inclusion criteria of the study; the study is enrolling patients who are not currently on or compliant with the ketogenic diet and who have a minimum baseline seizure rate. Based on recently published results and in order to accelerate enrollment, we have amended the enrollment criteria to also include patients with only absence seizures. Subject to the final enrollment target and the rate of enrollment in the study, we expect to release interim data from this study around the end of 2015 or early 2016. We are exploring additional studies in patients with additional disease manifestations and diet regimens based on investigator feedback.

In April 2015, positive data from an investigator-sponsored study of triheptanoin for the treatment of movement disorders associated with Glut1 DS were presented at the American Academy of Neurology Annual Meeting. The data showed a statistically significant 90% reduction in movement disorder events after treatment with triheptanoin (p=0.028) and a statistically significant increase in events after withdrawal from treatment with triheptanoin (p=0.043). Based on the study results, we intend to initiate a company-sponsored clinical study of triheptanoin in the Glut1 DS movement disorder phenotype and we expect to discuss the details of final study design with the FDA in the second half of 2015.

Ace-ER (UX001) for the treatment of GNE myopathy

We are developing aceneuramic acid extended-release (Ace-ER), formerly known as sialic acid extended-release (SA-ER), which is an extended-release, oral formulation of sialic acid for the treatment of GNE myopathy, which is also known as hereditary inclusion body myopathy, or HIBM. GNE myopathy is characterized by severe progressive muscular myopathy, or disease in which muscle fibers do not function properly, with onset typically in the late teens or twenties. Patients with GNE myopathy have a genetic defect in the gene coding for a particular enzyme that is involved in the first step in the biosynthesis of sialic acid. Therefore, GNE myopathy patients have a sialic acid deficiency, which interferes with muscle function, leading to myopathy and atrophy. Patients typically lose major muscle function within ten to 20 years of diagnosis. There is no approved drug therapy for GNE myopathy.

Ace-ER is intended as a potential substrate replacement therapy designed to address sialic acid deficiency and restore muscle function in GNE myopathy patients. We have conducted a Phase 2 randomized, double-blind, placebo-controlled study of Ace-ER in 47 GNE myopathy patients. Data from this study were presented at the American Academy of Neurology Annual Meeting in April 2014.  Patients in the study were initially randomized to receive placebo, three grams, or six grams of Ace-ER per day. After 24 weeks, placebo patients crossed over to either three grams or six grams total daily dose, on a blinded basis, for an additional 24 weeks. The final analysis compared change at week 48 from baseline for the combined groups at six grams versus three grams of Ace-ER. Assessments included pharmacokinetics, composites of upper extremity and lower extremity muscle strength as measured by dynamometry, other clinical endpoints, patient reported outcomes, and safety.

At 24 weeks, assessments of upper extremity composite of muscle strength showed a statistically significant difference in the six-gram group compared to placebo (+2.33 kg; 5.5% relative difference from baseline; p=0.040). At 48 weeks, a statistically significant difference between the combined six-gram group and the combined three-gram group was observed (+3.44 kg; 8.5% relative difference from baseline; p=0.0033). Patients with less advanced disease (able to walk more than 200 meters at baseline), a predefined subset, showed a more pronounced difference (+4.69 kg; 9.6% relative difference from baseline; p=0.00055). The lower extremity composite showed a similar pattern of response but did not show a statistically significant difference between the dose groups. None of the groups showed a significant decline in the lower extremity composite during the treatment period. A positive trend was seen in patient-reported outcomes of functional activity consistent with the potential clinical meaningfulness of the muscle strength assessment. Ace-ER appeared to be well tolerated with no serious adverse events observed to date in either dose group, and no dose-dependent treatment-emergent adverse events were identified. Most adverse events were mild to moderate and the most commonly reported adverse events were gastrointestinal in nature and pain related to muscle biopsy procedures.

We continued to treat these patients in an extension study evaluating an increased daily dosage of sialic acid based on the dose dependence observed at weeks 24 and 48. Interim data from the extension study were presented at the International Congress of the World Muscle Society, or WMS, in October 2014. In the first part of the extension study, all 46 patients who completed the 48-week Phase 2 study crossed over to six grams for a variable period of time that was on average 24 weeks. In the second part of the extension study, all 46 patients and 13 treatment-naïve patients received 12 grams of Ace-ER for 24 weeks. The results presented at WMS include the 49 out of 59 patients who had 24 weeks of data at the higher dose. While the 12-gram data did not suggest any clinically meaningful advantage over six grams, the 12-gram data do provide additional data that supported clinical activity with Ace-ER treatment. The higher dose appeared to be generally safe and well tolerated with no drug-related serious adverse events, but the rate of mild to moderate gastrointestinal adverse events did appear to be greater with this dose. Throughout the approximately two-year study period, treatment with Ace-ER appeared to slow the progression of upper extremity disease when compared to the 24-week placebo group extrapolated out to two years.

We initiated a randomized, double-blind, placebo-controlled 48-week pivotal Phase 3 study of Ace-ER in approximately 80 patients with GNE myopathy in May 2015. The FDA agreed with the Phase 3 study design, including the primary endpoint of a composite of upper extremity muscle strength, with supportive secondary endpoint data from a patient-reported outcome, both of which were studied in the Phase 2 study. Data from the Phase 3 study are expected in late 2016 or early 2017.

Based on Scientific Advice recently received from the EMA’s Committee for Medicinal Products for Human Use, in the second half of 2015 we intend to file an MAA seeking conditional approval from the EMA for the use of six grams per day of Ace-ER tablets in the treatment of GNE myopathy for stabilization or slowing of decline in upper extremity muscle strength.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $29.8 million and $13.6 million for the three months ended June 30, 2015 and 2014, and $51.2 million and $27.2 million for the six months ended June 30, 2015 and 2014, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Other expense

Other expense primarily consists of gains and losses resulting from the remeasurement of our convertible preferred stock warrant liability. We continued to record adjustments to the estimated fair value of the convertible preferred stock warrants until their conversion into warrants to purchase shares of our common stock at the completion of our initial public offering. At that time, we reclassified the convertible preferred stock warrant liability to additional paid-in capital, and we will no longer record any related periodic fair value adjustments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014:

Research and Development Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
Development candidate:
KRN23 (XLH)	$2,333	$1,206	$1,127	93%
KRN23 (TIO)	166	—	166	*
rhGUS	5,179	1,731	3,448	199%
rhPPCA	673	141	532	377%
Triheptanoin (LC-FAOD)	2,307	2,714	(407)	-15%
Triheptanoin (Glut 1 DS)	1,658	1,367	291	21%
Ace-ER	6,084	2,619	3,465	132%
Other research and development costs	4,704	1,461	3,243	222%
Total research and development expenses	$23,104	$11,239	$11,865	106%

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
Development candidate:
KRN23 (XLH)	$4,203	$2,083	$2,120	102%
KRN23 (TIO)	361	—	361	*
rhGUS	8,579	3,060	5,519	180%
rhPPCA	1,390	251	1,139	454%
Triheptanoin (LC-FAOD)	4,773	4,096	677	17%
Triheptanoin (Glut 1 DS)	3,292	2,393	899	38%
Ace-ER	10,595	4,865	5,730	118%
Other research and development costs	7,275	2,844	4,431	156%
Total research and development expenses	$40,468	$19,592	$20,876	107%

Research and development expenses increased $11.9 million and $20.9 million for the three months and six months ended June 30, 2015, compared to the same period in 2014. The increase in research and development expenses above is primarily due to:

•

for KRN23 (XLH), an increase of $1.1 million and $2.1 million for the three months and six months ended June 30, 2015, respectively, related to the continued development of our clinical program and other development planning and regulatory activities, net of KHK reimbursement;

•

for KRN23 (TIO), an increase of $0.2 million and $0.4 million for the three months and six months ended June 30, 2015, respectively,  related to the initiation and development of our adult TIO study and other development planning and regulatory activities, net of KHK reimbursement;

•

for rhGUS, an increase of $3.4 million and $5.5 million for the three months and six months ended June 30, 2015, respectively, related to an increase in manufacturing, quality, and clinical study related activities;

•	for rhPPCA, an increase of $0.5 million and $1.1 million for the three months and six months ended June 30, 2015, respectively, related to an increase in research and manufacturing related activities;
•

for triheptanoin (LC-FAOD), a decrease of $0.4 million for the three months ended June 30, 2015 related to the timing of clinical manufacturing, and an increase of $0.7 million for the six months ended June 30, 2015 related to the continued development of our clinical program and support of investigator-sponsored studies across multiple diseases;

•

for triheptanoin (Glut1 DS), an increase of $0.3 million and $0.9 million for the three months and six months ended June 30, 2015, respectively, related to the continued development of our clinical program, including patient identification;

•

for Ace-ER, an increase of $3.5 million and $5.7 million for the three months and six months ended June 30, 2015, respectively, related to the increase in clinical, manufacturing and commercial activities for this program; and

•

an increase of $3.2 million and $4.4 million for the three months and six months ended June 30, 2015, respectively, in other research and development costs in support of our product candidate pipeline, and certain cost allocations, including stock compensation .

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
General and administrative	$7,038	$2,422	$4,616	191%

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
General and administrative	$11,176	$4,408	$6,768	154%

General and administrative expenses increased $4.6 million and $6.8 million for the three months and six months ended June 30, 2015, respectively, compared to the same period in 2014. The increase in general and administrative expenses was primarily due to increases in professional services costs, stock-based compensation and personnel costs resulting from an increase in employees in support of our activities.

We expect general and administrative expenses to increase in order for us to continue to support the costs of being a public company.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
Interest income	$456	$149	$307	206%

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
Interest income	$729	$242	$487	201%

Interest income increased $0.3 million and $0.5 million for the three months and six months ended June 30, 2015, respectively, compared to the same period in 2014, primarily due to funds invested from our underwritten public offerings in February 2015 and July 2014.

Other Expense, net (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
Other expense, net	$101	$73	$28	38%

	Six Months Ended June 30,		Dollar	%
	2015	2014	Change	Change
Other expense, net	$251	$3,457	$(3,206)	-93%

Other expense, net increased $28,000 and decreased $3.2 million for the three months and six months ended June 30, 2015, respectively, compared to the same period in 2014. The increase during the three months ended June 30, 2015 is the result of the remeasurement of transactions dominated in foreign currencies. The decrease during the six months ended June 30, 2015 was primarily related to the fair value remeasurement of the liability related to our convertible preferred stock warrants.  There was no corresponding expense during the six months ended June 30, 2015 as the preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of common stock in our IPO and $234.7 million in net proceeds from the sale of common stock in our underwritten public offerings. As of June 30, 2015, we had $326.0 million in available cash, cash equivalents, and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing accounts and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk. In July 2015, we also completed an underwritten public offering in which we sold 2,530,000 shares of our common stock and received net proceeds of approximately $286.6 million, after deducting underwriting discounts, commissions and offering expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(34,932)	$(21,150)
Cash used in investing activities	(115,076)	(92,874)
Cash provided by financing activities	178,035	124,049
Net increase in cash and cash equivalents	$28,027	$10,025

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

Cash used in operating activities for the six months ended June 30, 2015 was $34.9 million and reflected a net loss of $51.2 million, offset by non-cash charges of $0.5 million for depreciation and amortization, $2.2 million for the amortization of premium paid on purchased short-term investments, and $7.5 million for stock-based compensation. Cash used in operating activities also reflected a $3.5 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, other prepaid clinical costs, and prepaid insurance expenses, a $4.8 million increase in accounts payable primarily due to timing of payments, higher clinical study and related costs and an increase in professional fees, and a $4.8 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, and related costs as we continued to increase our research and development activities offset by a decrease in employee bonuses.

Cash used in operating activities for the six months ended June 30, 2014 was $21.2 million and reflected a net loss of $27.2 million, offset by non-cash charges of $0.3 million for depreciation and amortization, $1.4 million for the amortization of premium paid on purchased short-term investments, $1.7 million for stock-based compensation and $3.3 million for the revaluation of convertible preferred stock warrant liability. Cash used in operating activities also reflected a $3.1 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, prepaid expenses and an increase in interest income receivable as our invested funds increased with the closing of our IPO in February 2014, a $2.0 million increase in accounts payable primarily due to higher clinical study and related costs, a $0.8 million increase in other assets primarily related to the reclassification to permanent equity for the deferred offering costs related to our IPO, and a $1.2 million increase in accrued expenses and other liabilities as a result of a decrease of accrued IPO costs and employee bonuses and an increase in clinical study, manufacturing and related costs as we continued to increase our research and development activities.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was $115.1 million and related to purchases of short-term investments of $242.4 million, purchases of property and equipment of $1.1 million and an increase of $1.2 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of short-term investments of $109.4 million and the sale of investments of $20.3 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 was $178.0 million and was comprised of proceeds from the issuance of common stock from our underwritten public offering and the exercise of stock options and warrants.

Cash provided by financing activities for the six months ended June 30, 2014 was $124.0 million and was comprised of $128.3 million in proceeds from the issuance of common stock from our IPO and proceeds from the exercise of stock options, offset by the payment of a $4.3 million dividend to our preferred stockholders in connection with the closing of our IPO.

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We may require additional capital to fund our operations and complete our ongoing and planned clinical studies, and funding may not be available to us on acceptable terms or at all. We expect to satisfy future cash needs through existing capital balances or, if necessary, through equity or debt financings, strategic collaborations, or grants. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations

The following table summarizes our significant binding contractual obligations at June 30, 2015 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$1,466	$3,038	$1,408	$—	$5,912
Manufacturing and Services Contracts	647	169	—	—	816
Total	$2,113	$3,207	$1,408	$—	$6,728

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and short-term investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2015, we had cash, cash equivalents and short-term investments totaling $326.0 million consisting of bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the period presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2015. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning, or ERP system, which will occur over a period of more than one year. During the quarter ended June 30, 2015, we completed the implementation of several significant ERP modules including core financial and purchasing modules. In connection with the implementation of the ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures. We will continue to implement additional ERP modules in a phased approach, including the implementation of supply chain modules in the next phase.

Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of several significant ERP modules and will require testing for effectiveness as the implementation progresses, we do not believe that the implementation of the ERP system has had or will have a material adverse effect on our internal control over financial reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $29.8 million and $13.6 million for the three months ended June 30, 2015 and 2014, and net losses of $51.2 million and $27.2 million for the six months ended June 30, 2015 and 2014, respectively.

We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our product candidates are in clinical development and we may never have a product candidate approved for commercialization. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement, and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies and/or businesses;
•	make milestone or other payments under any license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our planned future commercialization efforts; and
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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. For example, the development of KRN23, rhGUS, and triheptanoin for pediatric use is an important part of our current business strategy; if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.

We may need to raise additional capital to fund our activities. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

We are currently advancing our KRN23, rhGUS, triheptanoin, and Ace-ER product candidates through clinical development and our other product candidate, rhPPCA, as well as our other early stage research projects, through preclinical development. Developing our product candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through clinical studies and potential global commercialization.

As of June 30, 2015, our available cash, cash equivalents and short-term investments were $326.0 million. We may require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Each of our product candidates is in development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, significant marketing efforts, and reimbursement before we generate any revenue from product sales. We currently have multiple programs that are in clinical studies. Two of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For Ace-ER, we plan to file for conditional marketing authorization in the EU, which initially allows for approval without providing comprehensive clinical data and may entail a higher risk for rejection than the standard approval pathway. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies would be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of nonclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, triheptanoin, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator sponsored studies or compassionate use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For our current product candidates:

•	we estimate that several thousand patients in the United States suffer from XLH, for which KRN23 is being studied;
•	we estimate that several hundred patients in the United States suffer from TIO, for which KRN23 is being studied;
•	we estimate that up to approximately 200 patients in the developed world may suffer from MPS 7, for which rhGUS is being studied;
•	we estimate that several thousand patients in the United States suffer from LC-FAOD, for which triheptanoin is being studied;
•	we estimate that several thousand patients in the United States suffer from Glut1 DS, for which triheptanoin is being studied; and
•	we estimate that approximately 2,000 patients in the developed world suffer from GNE myopathy, for which Ace-ER is being studied.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. Other side effects may result from longer-term exposure and treatment of pediatric patients. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, over 14 years of treatment experience in approximately 130 human subjects, including greater than 60 with LC-FAOD, we are aware of three serious adverse events that were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. While we have not completed our own clinical studies for triheptanoin, there may be other side effects associated with its use that we discover. Additionally, patients treated with Ace-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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
•

we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use;

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

The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for triheptanoin is manufactured by Cremer Oleo GmbH & Co. KG, or Cremer, pursuant to our supply agreement with Cremer, and the drug product for triheptanoin is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by AAIPharma Services Corp., or AAIPharma, pursuant to our license agreement and accompanying purchase orders with AAIPharma. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and Vitamin D therapy, which may compete with KRN23. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available and is currently being studied in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with triheptanoin. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with triheptanoin. Additionally, we are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, ManNAc, for the treatment of GNE myopathy, which could compete with Ace-ER. The intellectual property rights for ManNAc are licensed to Altamira Bio, a subsidiary of Fortress Biotech, Inc., which acquired the rights from a company in New Zealand that manufactures ManNAc. ManNAc may have a potential advantage over Ace-ER in that it is not a charged molecule like sialic acid is, which might improve its distribution and uptake. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

We are currently building a marketing and sales organization. If we are unable to establish sufficient sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

Although our employees may have sold other similar products in the past while employed at other companies, we as a company have no experience selling and marketing our product candidates and we currently have limited commercial infrastructure. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult, and time consuming. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products.

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

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors, and others in the medical community.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients, and payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, payors, and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical and clinical studies, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and payors on the benefits of the product candidates may require significant resources and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, payors, and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments such as ours, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

Moreover, increasing efforts by governmental and other payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Although we have a number of patents or applications covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, there are no issued patents and very limited pending applications for KRN23 in Latin America, where we have rights to commercialize the compound. Therefore, a competitor could develop the same or similar antibody as well as other approaches that target FGF23. Additionally, there are currently no issued patents that cover rhGUS or rhPPCA. Therefore, it is possible that a competitor could develop the same or similar enzyme with respect to rhGUS or rhPPCA, subject to any regulatory exclusivities. With respect to Ace-ER, none of the patents or applications relating to Ace-ER cover composition of matter. Therefore, it is possible that a competitor could develop the same or similar molecule. If we cannot obtain and maintain effective patent rights for our product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for KRN23, rhGUS, triheptanoin, and Ace-ER, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office, or USPTO. For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to KRN23, rhGUS, and rhPPCA. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. The 12-year data exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval. In his proposed budget for fiscal year 2014, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The BPCI Act is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for KRN23, rhGUS, and rhPPCA.

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

Additional competitors could enter the market with generic versions of our small-molecule product candidates, which may result in a material decline in sales of triheptanoin and Ace-ER.

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

Accordingly, if triheptanoin and Ace-ER are approved, competitors could file ANDAs for generic versions of triheptanoin and Ace-ER, or 505(b)(2) NDAs that reference triheptanoin and Ace-ER, respectively. If there are patents listed for triheptanoin and Ace-ER in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

Even though we have orphan drug designation for triheptanoin for the treatment of fatty acid oxidation disorders in the United States, and triheptanoin for the treatment of Glut1 DS, KRN23, rhGUS and Ace-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2015, we had 173 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•	we may face competition in obtaining and/or developing additional product candidates;
•	our product candidates may not succeed in preclinical or clinical testing;
•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost or at all; and
•	a product candidate may not be accepted as safe and effective by regulatory authorities, patients, the medical community, or payors.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other payors that are false or fraudulent;

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•	HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
•

the federal physician sunshine requirements under the Health Care Reform Laws requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are in the process of implementing a company-wide ERP system to upgrade certain existing business, operational, and financial processes. Our ERP implementation is a complex and time-consuming project that we expect will require more than a year to complete. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, including our procurement process, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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
•

any delay in filing an IND, NDA, BLA, MAA, or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, MAA, or other regulatory submission;

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

As of August 7, 2015, our executive officers, directors, five percent and greater stockholders, and their affiliates beneficially owned approximately 40% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are currently an “emerging growth company” and, due to the reduced reporting requirements applicable to emerging growth companies, certain investors may find investing in our common stock less attractive.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.  We will lose our status as an EGC as of December 31, 2015, which will mean that we can no longer take advantage of exemptions from various reporting requirements beginning with our periodic reports to be filed in fiscal 2016.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of the lock-up agreements entered into in connection with our underwritten public offering in July 2015, the market price of our common stock could decline. As of August 7, 2015, we had a total of 38,681,728 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our underwritten public offerings in July 2014, February 2015 and July 2015 are currently freely tradable, without restriction (except that may otherwise apply), in the public market.

In addition, as of August 7, 2015, approximately 6.2 million shares of common stock that are either subject to outstanding options or restricted stock units, reserved for future issuance under our equity incentive plans, employee stock purchase plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

•	provide that our directors may be removed only for cause;
•	provide that vacancies on our board of directors may be filled only by a vote of a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorize our board of directors to modify, alter or repeal our amended and restated by-laws; and
•	require holders of 75% of our outstanding common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.

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

The net proceeds from the IPO have been used and will be used, together with our cash, cash equivalents and short-term investments, to fund continued advancement of our KRN23, rhGUS, LC-FAOD, Glut 1 DS, Ace-ER, and pre-clinical programs, with the balance to be used to fund working capital, capital expenditures and other general corporate purposes, which may include in-licenses, acquiring, or investing in additional businesses, technologies, products, or assets.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated January 31, 2014, filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.	8-K	2/5/2014	3.1
3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1	Offer Letter, dated as of June 17, 2014, between the Registrant and Sunil Agarwal, M.D.				X
10.2	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between the Registrant and Sunil Agarwal, M.D.				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 13, 2015	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Shalini Sharp
Shalini Sharp
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2015	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Corporate Controller (Principal Accounting Officer)