Form 10-Q
period 2015-09-30
Ultragenyx Pharmaceutical Inc.
filed 2015-11-10
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, the registrant had 38,834,703 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$166,686	$24,324
Short-term investments	281,697	163,163
Prepaid expenses and other current assets	12,324	5,929
Total current assets	460,707	193,416
Property and equipment, net	6,285	3,033
Restricted cash	912	744
Long-term investments	133,492	—
Other assets	734	774
Total assets	$602,130	$197,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,422	$4,857
Accrued liabilities	20,148	7,575
Deferred rent—current portion	163	85
Total current liabilities	24,733	12,517
Other liabilities	634	505
Total liabilities	25,367	13,022

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 38,822,177 and 31,934,682 shares issued and outstanding as of September 30, 2015 and December 31, 2014	39	32
Additional paid-in capital	806,202	324,128
Accumulated other comprehensive loss	(39)	(174)
Accumulated deficit	(229,439)	(139,041)
Total stockholders’ equity	576,763	184,945
Total liabilities and stockholders’ equity	$602,130	$197,967

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$29,704	$12,854	$70,172	$32,446
General and administrative	10,232	2,981	21,408	7,389
Total operating expenses	39,936	15,835	91,580	39,835
Loss from operations	(39,936)	(15,835)	(91,580)	(39,835)
Other income (expense), net:
Interest income	673	171	1,402	413
Other expense, net	31	(185)	(220)	(3,642)
Total other income (expense), net	704	(14)	1,182	(3,229)
Net loss	$(39,232)	$(15,849)	$(90,398)	$(43,064)
Net loss attributable to common stockholders	$(39,232)	$(15,849)	$(90,398)	$(47,872)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(0.50)	$(2.51)	$(1.73)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,268,632	31,631,385	36,086,598	27,697,137

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(39,232)	$(15,849)	$(90,398)	$(43,064)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	170	(70)	135	(129)
Total comprehensive loss	$(39,062)	$(15,919)	$(90,263)	$(43,193)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(90,398)	$(43,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	472
Amortization of premium (discount) on investment securities, net	3,700	2,444
Stock-based compensation	15,395	3,393
Revaluation of convertible preferred stock warrant liability	—	3,324
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,395)	(3,699)
Other assets	40	(462)
Accounts payable	(544)	2,693
Accrued liabilities and other liabilities	11,765	2,719
Net cash used in operating activities	(65,533)	(32,180)

Investing activities:
Purchase of property and equipment	(3,032)	(1,696)
Purchase of investments	(477,321)	(160,942)
Proceeds from the sale of investments	63,310	3,003
Proceeds from maturities of investments	158,420	53,509
Increase in restricted cash	(168)	(293)
Net cash used in investing activities	(258,791)	(106,419)

Financing activities:
Proceeds from issuance of common stock, net	466,686	188,905
Payment of preferred stock dividend	—	(4,346)
Net cash provided by financing activities	466,686	184,559
Net increase in cash and cash equivalents	142,362	45,960
Cash and cash equivalents at beginning of period	24,324	7,427
Cash and cash equivalents at end of period	$166,686	$53,387

Supplemental disclosures of non-cash investing and financing information:
Costs of fixed assets included in accounts payable
and accrued liabilities	$1,124	$72
Reclassification of warrant liability to equity upon conversion to
common stock warrants	$—	$6,743
Conversion of Series A and Series B preferred stock to common stock	$—	$129,360

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating metabolic genetic diseases. The Company is currently conducting a Phase 3 study of aceneuramic acid extended-release (Ace-ER) in patients with GNE myopathy (GNEM), which is also known as hereditary inclusion body myopathy (HIBM), a progressive muscle-wasting disorder; a Phase 3 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease; a Phase 2 clinical study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; and Phase 2 studies of KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, in patients with X-linked hypophosphatemia (XLH) and tumor-induced osteomalacia (TIO), both rare diseases that impair bone mineralization. The Company operates in the United States of America and has one reportable segment.

In February 2015, the Company completed an underwritten public offering in which the Company sold 3,450,000 shares of common stock, which included 450,000 shares of common stock purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $54.00 per share. The total proceeds that the Company received from the offering were approximately $175.1 million, net of underwriting discounts and commissions of approximately $11.2 million. After deducting offering expenses of $0.6 million, net proceeds were $174.5 million.

In July 2015, the Company completed an underwritten public offering in which the Company sold 2,530,000 shares of common stock, which included 330,000 shares of common stock purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $120.00 per share. The total proceeds that the Company received from the offering were approximately $286.9 million, net of underwriting discounts and commissions of approximately $16.7 million. After deducting offering expenses payable of approximately $0.2 million, net proceeds were $286.7 million.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2015, as a result of the Company’s offering in July 2015, investments with a maturity of one year or less from the balance sheet date are reported as short-term investments and investments with a maturity of greater than one year from the balance sheet date are reported as long-term investments. Unrealized gains and losses are excluded from earnings and were reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income and other expense, net, respectively. The cost of securities sold is based on the specific-identification method. Interest on investments is included in interest income.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and investments. The Company’s cash, cash equivalents, and investments are held by financial institutions that management believes are of high credit quality. The Company’s investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, corporate bonds, and asset-backed securities and places restrictions on maturities and concentrations by type and issuer. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents, corporate bond issuers and other financial instruments to the extent recorded in the balance sheets.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$149,082	$—	$—	$149,082
Corporate bonds	—	360,073	—	360,073
Asset backed securities	—	29,784	—	29,784
U.S. Government agency securities	—	23,178	—	23,178
Commercial paper	—	7,887	—	7,887
Total financial assets	$149,082	$420,922	$—	$570,004

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,627	$—	$—	$8,627
Corporate bonds	—	152,942	—	152,942
Asset backed securities	—	9,542	—	9,542
U.S. Government agency securities	—	4,485	—	4,485
Other	—	209	—	209
Total financial assets	$8,627	$167,178	$—	$175,805

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which were measured at fair value on a recurring basis until their conversion to common stock warrants and related reclassification to additional paid-in capital (in thousands):

Nine Months Ended September 30,
2014
Fair value, beginning of period	$3,419
Change in fair value recorded as a loss in other expense, net	3,324
Reclassification of warrant liability to additional paid-in capital	(6,743)
Fair value, end of period	$—

The Company recorded $3.3 million in other expense for the nine months ended September 30, 2014, representing the change in fair value of the warrants for the period. There was no corresponding expense during the nine months ended September 30, 2015 as the preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

4.Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$149,082	$—	$—	$149,082
Corporate bonds classified as cash equivalents	5,733	—	—	5,733
Commercial paper classified as short-term investments	7,887	—	—	7,887
Corporate bonds classified as short-term investments	265,914	29	(145)	265,798
Asset backed securities classified as short-term investments	8,010	2	—	8,012
Corporate bonds classified as long-term investments	88,522	71	(51)	88,542
Asset backed securities classified as long-term investments	21,741	31	—	21,772
U.S. Government agency securities classified as long-term investments	23,154	24	—	23,178
Total	$570,043	$157	$(196)	$570,004

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$8,627	$—	$—	$8,627
Corporate bonds classified as cash equivalents	3,806	1	—	3,807
Corporate bonds classified as short-term investments	149,303	4	(172)	149,135
Asset backed securities classified as short-term investments	9,546	—	(4)	9,542
U.S. Government agency securities classified as short-term investments	4,488	1	(4)	4,485
Other classified as cash equivalents	209	—	—	209
Total	$175,979	$6	$(180)	$175,805

At September 30, 2015, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Research and clinical study expenses	$8,828	$2,703
Payroll and related expenses	7,668	4,205
Other	3,652	667
Total accrued liabilities	$20,148	$7,575

5.	License and Research Agreements

Nobelpharma License Agreement

In September 2010, the Company entered into a collaboration and license agreement with Nobelpharma Co., Ltd. (Nobelpharma), which was amended in August 2015. Under the terms of this collaboration and license agreement, each party granted the other party a worldwide exclusive license under certain of that party’s intellectual property related to the compound identified as N-acetylneuraminic acid, also known as sialic acid, to develop, manufacture, and commercialize products. Nobelpharma’s licensed territory includes Japan and certain other Asian countries, and the Company’s licensed territory includes the rest of the world.

Under the collaboration and license agreement, the Company paid Nobelpharma $0.1 million (10 million Yen) for the license, which was recorded as research and development expense in 2010, and also issued 76,567 shares of common stock to Nobelpharma. In addition, the Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The Company has paid $0.5 million in development milestone payments since the inception of the agreement through September 30, 2015. The remaining total aggregate payments, if all milestones are achieved by Nobelpharma, would be 200 million Yen (approximately $1.7 million based on the exchange rate at September 30, 2015). The Company will pay a mid-single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved. Net sales, as defined in the collaboration and license agreement, represent the net sales of products whereby the licensed compound is the active ingredient. If the products include other active ingredients, the portion of the net sales allocated to the licensed compound would be used in determining the royalty payments.

Saint Louis University License Agreement

In November 2010, the Company entered into a license agreement with Saint Louis University (SLU). Under the terms of this license agreement, SLU granted the Company an exclusive worldwide license to make, have made, use, import, offer for sale, and sell therapeutics related to SLU’s beta-glucuronidase product for use in the treatment of human diseases.

Under the license agreement, the Company paid SLU a nominal up-front fee, which was recorded as research and development expense in 2010. The Company will be required to make a milestone payment of $0.1 million upon approval of a glucuronidase-based enzyme therapy for treatment of MPS 7. Additionally, upon reaching a certain level of cumulative worldwide sales of the product, the Company will be required to pay to SLU a low single-digit royalty on net sales of the licensed products in any country or region, if such product sales are ever achieved.

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

HIBM Research Group License Agreement

In April 2012, the Company entered into an exclusive license agreement with HIBM Research Group (HRG). Under the terms of this license agreement, HRG granted the Company an exclusive worldwide license to certain intellectual property related to the treatment of HIBM. Under the license agreement, the Company paid HRG a nominal up-front fee, which was recorded as research and development expense during the year ended December 31, 2012. The Company may make future payments that aggregate up to $0.3 million that are contingent upon attainment of various development and approval milestones. Additionally, the Company will pay to HRG a royalty of less than 1% of net sales of the licensed products in the licensed territories, if such product sales are ever achieved.

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

Under the license agreement, the Company paid St. Jude a nominal up-front fee, which was recorded as research and development expense during the year ended December 31, 2012. Additionally, the Company will pay to St. Jude a royalty of less than 1% on net sales of the licensed products in the licensed territories, if such product sales are ever achieved.

Baylor Research Institute License Agreement

In September 2012, the Company entered into a license agreement with Baylor Research Institute (BRI). Under the terms of this license agreement, BRI exclusively licensed to the Company certain intellectual property related to triheptanoin for North America.

Under the license agreement, the Company paid BRI an up-front fee of $0.3 million, which was recorded as research and development expense during the year ended December 31, 2012. In June 2013, the Company notified BRI that it was exercising its option pursuant to the agreement to license the rights to triheptanoin in all territories outside of the United States, Canada, and Mexico, and paid the option exercise fee of $0.8 million.

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

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK), which was amended in August 2015. Under the terms of this collaboration and license agreement, the Company and KHK will collaborate on the development and commercialization of certain products containing KRN23, an antibody directed towards FGF23, in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union, Switzerland, and Turkey, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date; the Company will also be the lead party for development activities conducted in Japan and Korea. The Company will share the costs for development activities in the profit share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KHK and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. The Company is obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If KRN23 is approved, the Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize KRN23 in the European territory, and the Company will develop and commercialize KRN23 in Latin America. KHK will manufacture and supply KRN23 for clinical use globally and will manufacture and supply KRN23 for commercial use in the profit share territory and Latin America.

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company recognized $3.4 million and $1.3 million in expenses for the three months ended September 30, 2015 and 2014, and $7.0 million and $3.3 million in expenses for the nine months ended September 30, 2015 and 2014, respectively for its share of the costs as research and development. As of September 30, 2015 and December 31, 2014, the Company had receivables in the amount of $3.5 million and $1.3 million from KHK, respectively, for this collaboration arrangement.

6.	Common Stock Warrants

The table sets forth the outstanding common stock warrants for the periods presented:

Outstanding at September 30, 2015	Outstanding at December 31, 2014	Date Issued	Term	Exercise Price
83,167	83,167	June 2010	10 years	$3.006
—	174,651	February 2011	10 years	3.006
66,533	66,533	June 2011	10 years	3.006
149,700	324,351

7.	Stock-Based Compensation

2014 Incentive Plan

In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan), which became effective upon the closing of the Company’s IPO in February 2014. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of September 30, 2015, there were 1,036,380 shares reserved under the 2014 Plan for the future issuance of equity awards. The Company also had 950,295 shares reserved for the 2014 Employee Stock Purchase Plan, for which no shares had been issued.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$5,555	$1,200	$10,528	$2,557
General and administrative	2,341	452	4,867	836
Total stock-based compensation	$7,896	$1,652	$15,395	$3,393

8.	Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Prior to 2015, the Company had not provided any contributions to the plan. In 2015, the Company began to make contributions to the Plan for eligible participants, and recorded $0.2 million and $0.4 million as contribution expenses for the three and nine months ended September 30, 2015, respectively.

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

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(39,232)	$(15,849)	$(90,398)	$(43,064)
Accretion and dividends on convertible preferred stock	—	—	—	(4,808)
Net loss attributable to common stockholders	$(39,232)	$(15,849)	$(90,398)	$(47,872)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	38,268,632	31,631,385	36,086,598	27,697,137
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(0.50)	$(2.51)	$(1.73)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible preferred stock (as if converted)	—	—	—	2,153,680
Stock options to purchase common stock	3,525,167	2,749,971	3,066,088	2,542,224
Unvested restricted stock units	163,613	11,684	96,827	3,895
Convertible preferred stock warrants (as if converted)	—	—	—	38,842
Common stock warrants	149,700	353,459	211,116	314,617
	3,838,480	3,115,114	3,374,031	5,053,258

11.      Subsequent Events

Arcturus Research Collaboration and License Agreement

          In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus Therapeutics, Inc. (Arcturus).   The Company and Arcturus will collaborate on the research and development of therapies for select rare diseases. As consideration for entering into the arrangement, the Company will pay Arcturus an upfront fee of $10.0 million. Arcturus will have the primary responsibility for conducting certain research services, funded by the Company, and the Company will be responsible for development and commercialization costs.  The Company may elect to initiate collaborative development of up to 10 targets and may be required to make additional future payments based on the achievement of development, approval and sales milestones of up to $156.0 million per target plus mid-single to low double-digit percentage royalties on net sales.

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

Our current clinical-stage pipeline consists of two product categories: biologics, including a monoclonal antibody and enzyme replacement therapies; and small-molecule substrate replacement therapies. Enzymes are proteins that the body uses to process materials needed for normal cellular function, and substrates are the materials upon which enzymes act. When enzymes or substrates are missing, the body is unable to perform its normal cellular functions, often leading to significant clinical disease. Several of our therapies are intended to replace deficient enzymes or substrates.

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014. We also continue the clinical development of KRN23 in adults with XLH, where a Phase 3 study is expected to be initiated by the end of 2015.

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

Our substrate replacement therapy pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied in an open-label Phase 2 study for the treatment of LC-FAOD from which interim results were recently reported. LC-FAOD is a set of rare metabolic diseases that prevent the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The company intends to begin planning for a Phase 3 study, and further details are expected to be provided after discussions with regulatory authorities in the first half of 2016.

•

UX007 is also in a Phase 2 study for the treatment of Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder. A Phase 3 study in the movement disorder phenotype of Glut1 DS is expected to begin in mid-2016.

•

Ace-ER, or UX001, is an extended-release form of aceneuramic acid in a Phase 2 extension study for the treatment of GNE myopathy, a neuromuscular disorder that causes muscle weakness and wasting. We initiated a Phase 3 study in May 2015 and filed a Marketing Authorization Application, or MAA, seeking conditional approval from the European Medicines Agency, or EMA, for the use of Ace-ER in the treatment of GNE myopathy in September 2015.

Clinical Product Candidates

The following table summarizes our current clinical-stage product candidate pipeline:

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

In August 2013, we entered into a collaboration agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, which agreement was amended in August 2015, to jointly develop and commercialize KRN23 for the treatment of XLH. KHK has conducted one Phase 1 study, one Phase 1/2 study and one longer-term Phase 1/2 study of KRN23 in adults with XLH.

Results from the Phase 1 single-dose study in 38 adult XLH patients were presented at the American Society for Bone and Mineral Research, or ASBMR, Annual Meeting in October 2013 and published in the Journal of Clinical Investigation in February 2014. The data demonstrated that KRN23 was well tolerated and increased serum phosphate, or phosphorus. Corresponding changes were observed in renal tubular reabsorption of phosphate. Increases in vitamin D were also observed, suggesting improved intestinal absorption of both phosphate and calcium. Importantly, from a safety perspective, changes were not observed in serum calcium.

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

Given the high turnover and growth of bone during childhood and the critical role phosphate plays in bone growth, pediatric XLH patients have the highest morbidity and potential for benefit in a shorter timeframe. This is consistent with third-party data regarding enzyme replacement therapy in hypophosphatasia, which is another genetic bone disease with poor bone mineralization related to phosphate metabolism caused by a different, unrelated mechanism. We are also continuing to develop KRN23 in adults with XLH. We initiated a long-term, open-label Phase 2b extension study of KRN23 in adult XLH patients who had previously participated in the studies conducted by KHK. Based on discussions with the FDA and EMA, we plan to initiate a Phase 3 randomized, double-blind, placebo-controlled study in approximately 120 adult XLH patients and a Phase 3 open-label bone biopsy study in evaluating osteomalacia in approximately ten adult XLH patients by the end of 2015. The planned primary endpoint for the larger study will be serum phosphorus levels at 24 weeks. We expect that the Brief Pain Inventory patient-reported outcome will be a key secondary endpoint.

KRN23 (UX023) for the treatment of TIO

We are also developing KRN23 for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. The efficacy of this treatment is often limited, as it does not treat the underlying disease and its benefits must be balanced with monitoring for potential risks such as nephrocalcinosis, hypercalciuria, and hyperparathyroidism. We are enrolling patients in an open-label, dose-finding Phase 2 clinical study. Interim data from the Phase 2 study are expected in early 2016.

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

In August 2015 we initiated a study of rhGUS in MPS 7 patients under the age of five years, including potentially younger infants born with hydrops fetalis. These hydropic infants can die within a few months to one year of birth, but enzyme replacement therapy might be able to reduce GAG storage and improve health in these patients. The Phase 2 open-label study will assess the safety, tolerability, and efficacy of rhGUS in up to seven pediatric patients under five years old. Interim data from the study are expected by the end of 2016.

We are also supplying rhGUS to investigators who are treating patients under emergency investigational new drug, or eIND, applications and other expanded access programs. Results following 24 weeks of treatment of the first eIND patient were announced in September 2014 and published in Molecular Genetics and Metabolism in February 2015.

UX007 for the treatment of LC-FAOD

We are developing UX007 for oral administration intended as a substrate replacement therapy for patients with long-chain fatty acid oxidation disorders, or LC-FAOD. UX007 is a purified, pharmaceutical-grade form of triheptanoin, a specially designed synthetic triglyceride compound, created via a multi-step chemical process. UX007 is a medium odd-chain triglyceride of seven-carbon fatty acids designed to provide substrate replacement for fatty acid metabolism and restore production of energy. Patients with LC-FAOD have a deficiency that impairs the ability to produce energy from fat, which can lead to depletion of glucose in the body, and severe liver, muscle, and heart disease, as well as death. There are currently no approved drugs or treatments specifically for LC-FAOD. The current standard of care for LC-FAOD includes diligent prevention of fasting combined with the use of low-fat/high-carbohydrate diets, carnitine supplementation in some cases, and medium even-chain triglyceride oil supplementation. Despite treatment with the current standard of care, many patients continue to suffer significant morbidity and mortality.

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

In September 2015, case reports from five infants with moderate or severe cardiomyopathy due to LC-FAOD were presented at the SSIEM Annual Symposium. While on the standard of care medium-chain triglyceride, or MCT, oil, the patients were hospitalized with heart failure that required cardiac support and, in some cases, resuscitation. The patients discontinued MCT oil and then began to receive triheptanoin on an expanded access basis. In patients with known ejection fraction, or EF, values before and after treatment (n=4) the mean EF prior to treatment with triheptanoin was 32% (range: 21% to 44%) and after treatment at last assessment was 66% (range: 55% to 71%). The most common adverse events were gastrointestinal distress, including loose stools. One patient discontinued treatment after approximately 14 weeks due to gastrointestinal symptoms. No other significant tolerance issues or treatment-related adverse events were reported. Four of the patients continue to receive triheptanoin. These data are from an expanded access program and are based on open-label uncontrolled treatment, which limits definitive conclusions about efficacy and safety.

In October 2015, we reported interim data on the acute effects of UX007 that was being evaluated in a Phase 2 study in LC-FAOD patients. The study was single-arm open-label and evaluated 29 pediatric and adult patients across three main symptom groups (musculoskeletal, liver/hypoglycemia, and cardiac). Patients needed to have moderate to severe FAOD with significant disease in at least one of these domains or a frequent medical events history in order to enroll. The study began with a four-week run-in period to assess baseline data while on the standard of care therapy including MCT oil, if applicable. Patients on MCT oil then discontinued it and were followed to evaluate the effects of UX007 treatment over 24 weeks on several endpoints, including cycle ergometry performance, 12-minute walk test, liver disease/hypoglycemia, cardiac disease, and quality of life. The 24-week analysis mainly evaluated the acute effects of UX007 on the musculoskeletal aspects of the disease. Patients who opted to continue will be treated for a total of 78 weeks, and rates of major medical events, such as rhabdomyolysis, hypoglycemia and cardiac events, will be monitored and compared to rates for the two years prior to treatment with UX007. The study planned to evaluate the safety and tolerability of UX007 and to determine both the appropriate patient population as well as endpoints for evaluation in a Phase 3 study. The majority of patients enrolled presented with musculoskeletal disease compared to a limited number who presented with liver and cardiac symptoms. Patients spanned a wide age range from ten months to 58 years old. Prior to initiating treatment with UX007, 27 of the 29 patients were on the standard of care MCT oil therapy. UX007 was then titrated to a target dose of 25-35% of total daily caloric intake. The average dose of UX007 through 24 weeks was 30% of total daily caloric intake.

Improvements were observed in both measures of exercise tolerance (cycle ergometry and 12 minute walk test) in musculoskeletal patients who performed the tests. The three areas of evaluation with cycle ergometry included workload (measured in watts produced at a fixed heart rate), respiratory exchange ratio, or RER, a measure of energy supply, and duration of cycling. Patients showed improvements in both workload and duration and no change in RER. At week 24, seven patients (who qualified by age and performed the test at baseline) produced a 60% increase in watts over baseline representing a mean increase of +446.8 watts (median: +127.5) from a baseline of 744.6 watts. None of the patients who completed all 40 minutes of the cycle ergometry test at baseline and at week 24 had a reduced duration. Eight qualified patients demonstrated a mean increase of +188 meters (median: 93.5) from a baseline mean of 673.4 meters in the 12-minute walk test. These patients experienced an increase in exercise efficiency during the walk test as evidenced in an improvement in the mean energy expenditure index. The data on the 12 minute walk test and cycle ergometry together support an improvement in muscle function and exercise efficiency in a small number of patients that would need to be confirmed in larger controlled studies. Patients with liver/hypoglycemia and cardiac disease were limited, 3 and 2 respectively, but they qualified for entry due to frequent history of events and will contribute to the event rate measurement over 78 weeks.

Overall major medical events appeared to decrease in the 25 patients who completed the 24 weeks of treatment when compared to the reported event rate in these patients in the 18-24 months prior to treatment with UX007. These data are preliminary and require significantly more time for proper evaluation at the 78 week time-point. The major medical event rate aggregates events related to hypoglycemia, rhabdomyolysis, and cardiomyopathy.

Improvements in patient-reported quality of life scores (SF-12) were observed in adult patients, but no difference was seen in parent-reported scores (SF-10) for pediatric patients. The Peabody Developmental Motor Score (PDMS-2) and the Pediatric Disability Inventory (PEDI-CAT), also showed no impairment in the overall patient population at baseline and no change after 24 weeks.

Four of the 29 enrolled patients discontinued prior to 24 weeks. One patient discontinued due to diarrhea in week 1, which resolved within a few days of discontinuation, and three patients withdrew consent (weeks 1, 8, 8) for reasons not attributed to treatment with UX007. All other patients opted to continue treatment in the extension phase of the study. There have been no deaths. One serious related adverse event for moderate gastroenteritis with vomiting was considered treatment-related. A viral infection was suspected, but the investigator could not rule out cause by UX007 given the proximity to dosing. That patient continues to be treated in the study and maintained dosing throughout the event, which has now resolved. Overall, 18 patients (62%) had treatment-related adverse events, most of which were mild-to-moderate in nature. The most common treatment-related adverse events were diarrhea, abdominal/gastrointestinal pain, and vomiting. Some gastrointestinal events were managed by adjusting dosing or dosing with food. The most common adverse events, including those not deemed treatment-related, were viral infections, gastrointestinal disorders, rhabdomyolysis, fever, and headache.

We are planning for a Phase 3 study in LC-FAOD patients based on these interim Phase 2 data. We intend to provide an update on design and timing after completing discussions with the regulatory authorities expected to occur in the first half of 2016.

UX007 for the treatment of Glut1 DS

We are also developing UX007 for patients with glucose transporter type-1 deficiency syndrome, or Glut1 DS. Glut1 DS is caused by a mutation affecting the gene that codes for Glut1, which is a protein that transports glucose from the blood into the brain. Because glucose is the primary source of energy for the brain, Glut1 DS results in a chronic state of brain energy deficiency and is characterized by seizures, developmental delay, and movement disorder. There are currently no approved drugs specific to Glut1 DS. The current standard of care for Glut1 DS is the ketogenic diet, an extreme high-fat (70-80% of daily calories as fat)/low-carbohydrate diet, which generates ketone bodies as an alternative energy source to glucose, and one or more antiepileptic drugs. The ketogenic diet can be effective in reducing seizures but compliance can be difficult, and the diet has demonstrated limited effectiveness in the treatment of developmental delay and movement disorders. In addition, ketogenic diet can lead to side effects including renal stones.  In general, Glut1 DS patients are considered relatively refractory to antiepileptic drugs with only approximately 8% achieving seizure control on antiepileptic drugs alone. There are currently no antiepileptic drugs approved specifically for patients with Glut1 DS.

UX007 is intended as a substrate replacement therapy to provide an alternative source of energy to the brain in Glut1 DS patients. There are open-label investigator-sponsored clinical studies ongoing, and there is one publication presenting data on absence seizure reduction and improved developmental function in some Glut1 DS subjects taking UX007.

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical study that may enroll up to 40 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. Other efficacy objectives include cognitive function and movement disorder. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with UX007 through week 52. Enrollment in the study has been slower than we originally anticipated due to the rare nature of the disease as well as the inclusion criteria of the study; the study is enrolling patients who are not currently on or compliant with the ketogenic diet and who have a minimum baseline seizure rate. Based on published results and in order to accelerate enrollment, we have amended the enrollment criteria to also include patients with only absence seizures.

In April 2015, positive data from an investigator-sponsored study of UX007 for the treatment of movement disorders associated with Glut1 DS were presented at the American Academy of Neurology Annual Meeting. The data showed a statistically significant 90% reduction in movement disorder events after treatment with UX007 (p=0.028) and a statistically significant increase in events after withdrawal from treatment with UX007 (p=0.043). Based on the study results, we intend to initiate a company-sponsored clinical study of UX007 in the Glut1 DS movement disorder phenotype and we expect to discuss the details of final study design with the FDA in the second half of 2015.

Following an End-of-Phase 2 meeting with the FDA, in November 2015 we announced an update to our development plan for UX007 in Glut1 DS patients. We now plan to initiate a Phase 3 study in Glut1 DS patients with the movement disorder phenotype in mid-2016. The ongoing Phase 2 study in patients with the seizure phenotype will continue to enroll up to 40 patients as the movement disorder study progresses. If the data are positive, the two studies are intended to support an NDA filing for the treatment of Glut1 DS. The Phase 3 movement disorder study is intended to be a randomized, double-blind, placebo-controlled, double cross-over study. The primary endpoint will be an assessment of the impact of UX007 on movement disorder events as recorded by a patient diary that will be further refined in discussions with the FDA. The company will continue enrollment of up to 40 patients in the randomized placebo-controlled Phase 2 seizure study. We will no longer conduct an interim analysis of the current Phase 2 study in the seizure phenotype, which will allow us to preserve the integrity of the Phase 2 study and maximize its utility from a regulatory perspective.

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

We initiated a randomized, double-blind, placebo-controlled 48-week pivotal Phase 3 study of Ace-ER in approximately 80 patients with GNE myopathy in May 2015. The FDA agreed with the Phase 3 study design, including the primary endpoint of a composite of upper extremity muscle strength, with supportive secondary endpoint data from a patient-reported outcome, both of which were studied in the Phase 2 study. Data from the Phase 3 study are expected in the first half of 2017.

In October 2015 we announced the filing and acceptance of an MAA seeking conditional approval from the EMA for the use of six grams per day of Ace-ER tablets in the treatment of GNE myopathy. A decision from the European Commission is expected in the second half of 2016.

Preclinical Pipeline

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

Collaboration with Arcturus Therapeutics, Inc. for mRNA therapeutics

          We signed a research collaboration and license agreement with Arcturus Therapeutics, Inc. to develop mRNA therapeutics for select rare disease targets in October 2015. The Arcturus collaboration will help us address a wider range of rare diseases than possible with current approaches. As part of the collaboration, Arcturus will utilize its UNA Oligomer™ chemistry and LUNAR™ nanoparticle delivery platform to initially design and optimize mRNA therapeutics for two targets selected by us; we also have the option to add up to eight additional targets during the collaborative research period.

Other preclinical programs

          We continue to work on other compounds in various preclinical stages of development.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $39.2 million and $15.8 million for the three months ended September 30, 2015 and 2014, and $90.4 million and $43.1 million for the nine months ended September 30, 2015 and 2014, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and 2014:

Research and Development Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
Development candidate:
KRN23 (XLH)	$4,321	$1,032	$3,289	319%
KRN23 (TIO)	282	—	282	*
rhGUS	5,130	3,609	1,521	42%
UX007 (LC-FAOD)	4,198	1,946	2,252	116%
UX007 (Glut 1 DS)	2,860	837	2,023	242%
Ace-ER	7,753	3,237	4,516	140%
Other research and development costs	5,160	2,193	2,967	135%
Total research and development expenses	$29,704	$12,854	$16,850	131%

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
Development candidate:
KRN23 (XLH)	$8,524	$3,115	$5,409	174%
KRN23 (TIO)	643	—	643	*
rhGUS	13,709	6,669	7,040	106%
UX007 (LC-FAOD)	8,971	6,042	2,929	48%
UX007 (Glut 1 DS)	6,152	3,230	2,922	90%
Ace-ER	18,348	8,102	10,246	126%
Other research and development costs	13,825	5,288	8,537	161%
Total research and development expenses	$70,172	$32,446	$37,726	116%

Research and development expenses increased $16.9 million and $37.7 million for the three months and nine months ended September 30, 2015, compared to the same period in 2014. The increase in research and development expenses above is primarily due to:

•

for KRN23 (XLH), an increase of $3.3 million and $5.4 million for the three months and nine months ended September 30, 2015, respectively, related to the continued development of our clinical program and other development planning and regulatory activities, net of KHK reimbursement;

•

for KRN23 (TIO), an increase of $0.3 million and $0.6 million for the three months and nine months ended September 30, 2015, respectively,  related to the continued development of our adult TIO study and other development planning and regulatory activities, net of KHK reimbursement;

•

for rhGUS, an increase of $1.5 million and $7.0 million for the three months and nine months ended September 30, 2015, respectively, related to an increase in manufacturing, quality, and clinical study related activities;

•

for UX007 (LC-FAOD), an increase of $2.3 million and 2.9 million for the three months and nine months ended September 30, 2015 related to clinical manufacturing and the continued development of our clinical program and support of investigator-sponsored studies across multiple diseases;

•

for UX007 (Glut1 DS), an increase of $2.0 million and $2.9 million for the three months and nine months ended September 30, 2015, respectively, related to the continued development of our clinical program, including patient identification;

•

for Ace-ER, an increase of $4.5 million and $10.2 million for the three months and nine months ended September 30, 2015, respectively, related to the increase in clinical, manufacturing, quality and regulatory activities for this program; and

•

an increase of $3.0 million and $8.5 million for the three months and nine months ended September 30, 2015, respectively, in other research and development costs in support of our clinical product candidate pipeline and research stage programs, and certain cost allocations, including stock compensation.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
General and administrative	$10,232	$2,981	$7,251	243%

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
General and administrative	$21,408	$7,389	$14,019	190%

General and administrative expenses increased $7.3 million and $14.0 million for the three months and nine months ended September 30, 2015, respectively, compared to the same period in 2014. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation and personnel costs resulting from an increase in employees in support of our activities.

We expect general and administrative expenses to increase in order for us to continue to support the costs of being a public company and preparing for global commercial activities.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
Interest income	$673	$171	$502	294%

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
Interest income	$1,402	$413	$989	239%

Interest income increased $0.5 million and $1.0 million for the three months and nine months ended September 30, 2015, respectively, compared to the same period in 2014, primarily due to funds invested from our underwritten public offerings in July 2015, February 2015 and July 2014.

Other Expense, net (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
Other expense, net	$(31)	$185	$(216)	-117%

	Nine Months Ended September 30,		Dollar	%
	2015	2014	Change	Change
Other expense, net	$220	$3,642	$(3,422)	-94%

Other expense, net decreased $0.2 million and $3.4 million for the three months and nine months ended September 30, 2015, respectively, compared to the same period in 2014. The decrease during the three months ended September 30, 2015 is the result of the remeasurement of transactions denominated in foreign currencies. The decrease during the nine months ended September 30, 2015 was primarily related to the fair value remeasurement of the liability related to our convertible preferred stock warrants.  There was no corresponding expense during the nine months ended September 30, 2015 as the preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of common stock in our IPO and $521.4 million in net proceeds from the sale of common stock in our underwritten public offerings. As of September 30, 2015, we had $581.9 million in available cash, cash equivalents, and investments. Our cash, cash equivalents and investments are held in a variety of interest-bearing accounts, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk. In July 2015, we also completed an underwritten public offering in which we sold 2,530,000 shares of our common stock and received net proceeds of approximately $286.7 million, after deducting underwriting discounts, commissions and offering expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash used in operating activities	$(65,533)	$(32,180)
Cash used in investing activities	(258,791)	(106,419)
Cash provided by financing activities	466,686	184,559
Net increase in cash and cash equivalents	$142,362	$45,960

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

Cash used in operating activities for the nine months ended September 30, 2015 was $65.5 million and reflected a net loss of $90.4 million, offset by non-cash charges of $0.9 million for depreciation and amortization, $3.7 million for the amortization of premium paid on purchased investments, and $15.4 million for stock-based compensation. Cash used in operating activities also reflected a $6.4 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, prepaid clinical costs, an increase in KHK receivable and an increase in interest receivable, a $0.5 million increase in accounts payable primarily due to the timing of payments, and a $11.8 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, related costs as we continued to increase our research and development activities and employee bonuses.

Cash used in operating activities for the nine months ended September 30, 2014 was $32.2 million and reflected a net loss of $43.1 million, offset by non-cash charges of $0.5 million for depreciation and amortization, $2.4 million for the amortization of premium paid on purchased short-term investments, $3.4 million for stock-based compensation and $3.3 million for the revaluation of convertible preferred stock warrant liability. Cash used in operating activities also reflected a $3.7 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, prepaid expenses and an increase in interest income receivable as our invested funds increased with the closing of our IPO in February 2014, a $2.7 million increase in accounts payable primarily due to higher clinical study and related costs, a $0.5 million increase in other assets primarily related to the reclassification to permanent equity for the deferred offering costs related to our IPO, and a $2.7 million increase in accrued expenses and other liabilities as a result of a decrease of accrued IPO costs and employee bonuses and an increase in clinical study, manufacturing and related costs as we continued to increase our research and development activities.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 was $258.8 million and related to purchases of investments of $477.3 million, purchases of property and equipment of $3.0 million and an increase of $0.2 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of investments of $158.4 million and the sale of investments of $63.3 million.

Cash used in investing activities for the nine months ended September 30, 2014 was $106.4 million and related to purchases of short-term investments of $161.0 million and property and equipment of $1.7 million and an increase of $0.3 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of short-term investments of $54.0 million and the sales of investments of $3.0 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 was $466.7 million and was comprised of proceeds from the issuance of common stock from our underwritten public offerings and the exercise of stock options and warrants.

Cash provided by financing activities for the nine months ended September 30, 2014 was $185.0 million and was comprised of $188.9 million in proceeds from the issuance of common stock from our IPO and proceeds from the exercise of stock options, offset by the payment of a $4.3 million dividend to our preferred stockholders in connection with the closing of our IPO.

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

Contractual Obligations

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at September 30, 2015 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$1,198	$3,296	$1,559	$—	$6,053
Manufacturing and Services Contracts	1,612	885	165	—	2,662
Total	$2,810	$4,181	$1,724	$—	$8,715

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2015, we had cash, cash equivalents and investments totaling $581.9 million consisting of bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the period presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2015. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning, or ERP system, which will occur over a period of more than one year. During the quarter ended June 30, 2015, we completed the implementation of several significant ERP modules including core financial and purchasing modules. In connection with the implementation of the ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures. We will continue to implement additional ERP modules in a phased approach, including the implementation of supply chain modules which is currently in progress.

Certain processes that constitute our internal control over financial reporting have been materially affected by the implementation of several significant ERP modules and will require testing for effectiveness as the implementation progresses, we do not believe that the implementation of the ERP system has had or will have a material adverse effect on our internal control over financial reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $39.2 million and $15.8 million for the three months ended September 30, 2015 and 2014, and net losses of $90.4 million and $43.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

We have no products approved for commercialization and have never generated any revenue. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating significant revenue from product sales in the near future. Our ability to generate substantial future revenue from product sales, including named patient sales, depends heavily on our success in many areas, including but not limited to:

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. For example, the development of KRN23, rhGUS, and UX007 for pediatric use is an important part of our current business strategy; if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.

We may need to raise additional capital to fund our activities. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

We are currently advancing our KRN23, rhGUS, UX007, and Ace-ER product candidates through clinical development and our other product candidate, rhPPCA, as well as our other early stage research projects, through preclinical development. Developing our product candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through clinical studies and potential global commercialization.

As of September 30, 2015, our available cash, cash equivalents and investments were $581.9 million. We may require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our product candidates, some of which are in the early stages of development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Each of our product candidates is in development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, significant marketing efforts, and reimbursement before we generate any revenue from product sales. We currently have multiple programs that are in clinical studies. Two of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For Ace-ER, we filed for conditional marketing authorization in the EU, which initially allows for approval without providing comprehensive clinical data and may entail a higher risk for rejection than the standard approval pathway. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies would be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Some of our product candidates are in the early-stage translational research phases of development. Such early-stage programs will require substantial investment to reach clinical studies and regulatory approval, and the risk of failure for them may be higher than with our clinical-stage product candidates. For example, our collaboration with Arcturus focuses on an advanced but less established technology platform that will require significant effort and investment. A failure in that collaboration or our other early-stage programs may negatively affect our operational results.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of nonclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, UX007, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator sponsored studies or compassionate use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For our current product candidates:

•	we estimate that several thousand patients in the United States suffer from XLH, for which KRN23 is being studied;
•	we estimate that several hundred patients in the United States suffer from TIO, for which KRN23 is being studied;
•	we estimate that up to approximately 200 patients in the developed world may suffer from MPS 7, for which rhGUS is being studied;
•	we estimate that several thousand patients in the United States suffer from LC-FAOD, for which UX007 is being studied;
•	we estimate that several thousand patients in the United States suffer from Glut1 DS, for which UX007 is being studied; and
•	we estimate that approximately 2,000 patients in the developed world suffer from GNE myopathy, for which Ace-ER is being studied.

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

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, such as our plan to manufacture a combination extended release and immediate release version of sialic acid, or new formulations of UX007, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to obtain orphan exclusivity and to successfully commercialize our product candidates and may harm our business and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. Other side effects may result from longer-term exposure and treatment of pediatric patients. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, over 14 years of treatment experience in approximately 130 human subjects, including greater than 60 with LC-FAOD, we are aware of three serious adverse events that were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. While we have not completed our own clinical studies for UX007, there may be other side effects associated with its use that we discover. Additionally, patients treated with Ace-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

Drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, or result in potential product liability claims. We currently carry product liability insurance in the amount of $10.0 million per incident and $10.0 million in the aggregate, and we are required to maintain product liability insurance pursuant to certain of our agreements. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning or notice of violation letters;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory approval;
•	suspend any of our ongoing clinical studies;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•	seize or detain products, or require a product recall.

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

We have relied upon and plan to continue to rely upon third parties, including CROs and collaborative partners, to analyze, collect, monitor and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates including costs and efforts completed, and we control only certain aspects of their activities. For example, we will rely on our partner Arcturus for the design and optimization of initial product candidates under our messenger RNA collaboration. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors and partners are required to comply with GMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or other vendors and partners fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. We cannot make assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with product produced under GMP regulations. If we fail to comply with these regulations, we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

Our CROs and other vendors and partners are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going nonclinical and clinical programs. If our vendors and partners do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs and other vendors and partners may also generate higher costs than anticipated as a result of changes in scope of work or otherwise. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative vendors or do so on commercially reasonable terms. Switching or adding additional vendors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our vendors and partners, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by Cremer Oleo GmbH & Co. KG, or Cremer, pursuant to our supply agreement with Cremer, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by AAIPharma Services Corp., or AAIPharma, pursuant to our license agreement and accompanying purchase orders with AAIPharma. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, our Phase 2 study of UX007 in LC-FAOD enrolled patients with more severe disease. In addition, while adults make up the majority of the XLH patients, they often have less severe disease which may reduce the penetration of KRN23 in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and Vitamin D therapy, which may compete with KRN23. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with triheptanoin. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with UX007. Additionally, we are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, ManNAc, for the treatment of GNE myopathy, which could compete with Ace-ER. The intellectual property rights for ManNAc are licensed to Altamira Bio, a subsidiary of Fortress Biotech, Inc., which acquired the rights from a company in New Zealand that manufactures ManNAc. ManNAc may have a potential advantage over Ace-ER in that it is not a charged molecule like sialic acid is, which might improve its distribution and uptake. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for KRN23, rhGUS, UX007, and Ace-ER, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office, or USPTO. For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of others. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by other parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of these other parties.

Other parties may assert that we are employing their proprietary technology without authorization. There may be patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product candidates. We have conducted freedom to operate analyses with respect to only certain of our product candidates, and therefore we do not know whether there are any patents of other parties that would impair our ability to commercialize all of our product candidates. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. For example, we are aware of a pending U.S. patent application by the Japan Health Sciences Foundation. Although we do not believe any valid and enforceable claim covering our product candidate will be issued from this U.S. application, we cannot guarantee that such claim will not issue.

In addition, other parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any of these patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of any of our product candidates, methods of use, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all.

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

Additional competitors could enter the market with generic versions of our small-molecule product candidates, which may result in a material decline in sales of UX007 and Ace-ER.

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

Accordingly, if UX007 and Ace-ER are approved, competitors could file ANDAs for generic versions of UX007 and Ace-ER, or 505(b)(2) NDAs that reference UX007 and Ace-ER, respectively. If there are patents listed for UX007 and Ace-ER in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States, and UX007 for the treatment of Glut1 DS, KRN23, rhGUS and Ace-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2015, we had 218 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Additionally, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. In the event we lose our eligibility as an emerging growth company, or EGC, as a result of meeting the large accelerated filing requirement as defined by the SEC, we would then be subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act. We will lose our EGC eligibility as of December 31, 2015, thereby requiring compliance with Section 404(b), which will cause us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404(b) in a timely manner or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

As of November 4, 2015, our executive officers, directors, five percent and greater stockholders, and their affiliates beneficially owned approximately 41% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of the lock-up agreements entered into in connection with our underwritten public offering in July 2015, the market price of our common stock could decline. As of November 4, 2015, we had 38,834,703 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our underwritten public offerings in July 2014, February 2015 and July 2015 are currently freely tradable, without restriction (except that may otherwise apply), in the public market.

In addition, as of November 4, 2015, approximately 5.9 million shares of common stock that are either subject to outstanding options or restricted stock units, reserved for future issuance under our equity incentive plans, employee stock purchase plan, or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 26, 2015 (the “Effective Date”), we entered into a Research Collaboration and License Agreement (the “Agreement”) with Arcturus Therapeutics, Inc. (“Arcturus”).  Pursuant to the Agreement, we will collaborate with Arcturus on the development and commercialization of messenger RNA (“mRNA”) therapeutics to certain rare disease targets using Arcturus’ UNA Oligomer™ chemistry and LUNAR™ nanoparticle delivery platform.  Per the Agreement, we obtained from Arcturus a co-exclusive, royalty-free sublicensable license to conduct collaborative development of compounds and products for up to 10 development targets for a defined period of time or until the expiration of our option to obtain an exclusive license for such compounds and products.

As of the Effective Date, we have elected to initiate exclusive collaborative development with respect to two development targets and have the option to convert up to eight reserved targets to an additional development target.

Under the Agreement, we are responsible for, and shall bear all costs associated with, all preclinical and clinical development and manufacture of products, as well as the commercialization of products.  We are also solely responsible for the preparation, submission and maintenance of all regulatory filings and regulatory approvals and have sole discretion to make decisions concerning regulatory approvals and clinical and regulatory strategy of products covered by the Agreement.  We shall also use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one product with respect to each development target for which we have exercised our option to obtain an exclusive license.

Pursuant to the Agreement, we made a one-time upfront payment of $10 million to Arcturus.  We shall also reimburse Arcturus for all FTE costs and out-of-pocket costs incurred by Arcturus in carrying out activities assigned to it under each collaborative development plan.  We shall also make milestone payments of up to $156 million (inclusive of option exercise and other license fees) per target to Arcturus contingent upon the achievement of various development, regulatory and commercial activities; provided, however, that, in certain circumstances, contingent development, regulatory and commercial milestone payments may be reduced.  We shall also pay mid-single digit to low double digit royalties on net sales of products during the royalty term to Arcturus.  Such royalty percentages can be reduced in certain circumstances.

The Agreement will continue until the last-to-expire royalty term for any product with respect to such development target, unless the agreement is terminated in accordance with its terms.  Upon expiration of the Agreement with respect to a particular development target, the licenses to Arcturus’ know-how granted to us to exploit products with respect to such development target shall be fully paid-up, irrevocable and exclusive.

Either party may terminate the Agreement if the other party is in material breach that is not cured within a specified period of time or upon the occurrence of certain other defined events.  We may also terminate the Agreement on a target-by-target basis upon prior written notice to Arcturus.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.	8-K	2/5/2014	3.1
3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1†	First Amendment to the Collaboration and License Agreement, dated August 10, 2015, between the Registrant and Nobelpharma Co., Ltd.				X
10.2	Amendment No. 1 to Collaboration and License Agreement, effective August 24, 2015, between the Registrant and Kyowa Hakko Kirin Co., Ltd.				X
10.3	Amendment No. 3 to License and Services Agreement, effective September 21, 2015, between the Registrant and The Buck Institute for Research on Aging				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 9, 2015	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Shalini Sharp
Shalini Sharp
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2015	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Corporate Controller (Principal Accounting Officer)