Form 10-K
period 2015-12-31
Ultragenyx Pharmaceutical Inc.
filed 2016-02-26
CIK 1515673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2015 was approximately $2.3 billion, based upon the closing price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2016, the Company had 38,979,564 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders, to be held on or about June 9, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K that are not statements of historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed under the caption “Risk Factors,” as well as other sections of this report that include, without limitation: our capital resources, commercial market estimates, safety of our product candidates, the results of clinical trials, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below. All forward-looking statements speak only as of the date on which they are made and we disclaim any intent to update forward-looking statements to reflect subsequent developments or actual results. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this report, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as previously expressed or implied in any such forward-looking statement.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

PART I

Item 1.  Business

Overview

We are a clinical-stage biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are no currently approved therapies. Since our inception in 2010, we have in-licensed potential treatments for multiple rare genetic disorders. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Our current product candidate pipeline has been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Our strategy is to acquire and retain global commercialization rights to our products to maximize long-term value, where possible. Over time, we intend to build our own commercial organization, which we believe will be highly targeted due to the relatively small number of specialists who treat patients with rare and ultra-rare diseases. At this time, however, we have no products that are approved for sale.

The patients we seek to treat have diseases with limited or no treatment options, and we recognize that their lives and well-being are dependent upon our efforts to develop new therapies. For this reason, we are passionate about developing these therapies with the utmost urgency and care.

We were founded in April 2010 by our current President and Chief Executive Officer, Emil Kakkis, M.D., Ph.D., who is the former Chief Medical Officer of BioMarin Pharmaceutical Inc. We have assembled an experienced team with extensive rare disease drug development and commercialization capabilities. Dr. Kakkis and the team at Ultragenyx have been previously involved at other companies in the development and/or commercialization of many therapies approved or in development for rare genetic diseases.

Our Strategy

Our strategy is to identify, acquire, develop, and commercialize novel products for the treatment of rare and ultra-rare diseases in the United States, the European Union, or EU, and select international markets, with the goal of becoming a leading rare disease biotechnology company. The critical components of our business strategy include the following:

•

Focus on rare and ultra-rare diseases with significant unmet medical need and clear biology.    There are numerous rare and ultra-rare genetic diseases that currently have no approved drug therapy and for which no therapies are currently in development. Patients suffering from these diseases often have a high unmet medical need with significant morbidity and/or mortality. We are focused on developing and commercializing therapies for multiple such indications with the utmost urgency. We also focus on diseases that have biology that is well understood. For example, several of our product candidates are replacement therapies for a single deficient enzyme or substrate in the body. We believe that developing drugs that directly impact known disease pathways will increase the probability of success of our development programs.

•

Leverage our experience and relationships to in-license promising product candidates.    Our management team has strong relationships with key opinion leaders in the genetic field, as well as a history of success in the development and commercialization of therapies for rare and ultra-rare genetic diseases. Accordingly, we enjoy unique access to many in-licensing opportunities. All of our current clinical product candidates are in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. We believe these parties have agreed to license product candidates to us because they are confident in our team’s drug development capabilities and experience in bringing rare disease therapies to market. Because we typically in-license product candidates that require translational or clinical research, we do not invest any capital in basic research, which can be expensive and time-consuming.

•

Focus on excellent, rapid, and efficient clinical and regulatory execution on multiple programs in parallel.    We believe that building a successful and sustainable rare disease-focused company requires very specific expertise in the areas of patient identification, clinical study design and conduct, and regulatory strategy. We have assembled a team with a successful track record in managing global clinical development activities in an efficient manner and with multinational experience in obtaining regulatory approvals for rare disease products. Clinical studies for rare and ultra-rare diseases can often be smaller in size, fewer in number, and less expensive than those for larger market indications. Development of multiple programs in rare diseases also generates organizational efficiencies and economies of scale. We also seek to manage our fixed cost structure by outsourcing manufacturing of our product candidates. As a result of these efficiencies, we can feasibly develop multiple clinical-stage product candidates in parallel, resulting in a more diversified portfolio that provides multiple opportunities to create value.

•

Seek to retain global commercialization rights to product candidates.    We intend to seek and retain global commercialization rights to our product candidates whenever possible to maximize the potential value of our product portfolio. Our plan is to establish our own commercial organization in major pharmaceutical markets and develop a network of third-party distributors in smaller markets. We believe this commercial organization can be highly targeted due to the relatively small number of specialists who typically treat patients with the diseases to be addressed by our product candidates. As a result, we do not expect that we will require pharmaceutical partners for commercialization of our product candidates in major markets, although we may consider partnering for certain territories or indications or for other strategic purposes.

Clinical Product Candidates

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

In August 2013, we entered into a collaboration agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, as amended in August 2015, to jointly develop and commercialize KRN23. KHK has conducted one Phase 1 study, one Phase 1/2 study and one longer-term Phase 1/2 study of KRN23 in adults with XLH.

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

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23 in patients aged 5 to 12 with XLH. The study consists of a 16-week individual dose-titration period followed by a 48-week treatment period, for a total of 64 weeks. Patients were divided into three cohorts of escalating starting dose levels of KRN23 with either monthly or biweekly dosing regimens. At the end of the 16-week dose-titration period, patients were allowed to continue to receive dose increases in order to reach the individually-optimized dose of KRN23 on a monthly or biweekly basis for the 48-week treatment period. In late 2014, we completed enrollment of 36 patients. Based on positive 16 week data, we decided to enroll an additional 16 patient cohort with patients that had more severe disease at baseline (based on their Thacher Rickets Severity Scoring System knee score >1.5). Patients for the Phase 2 study were enrolled at nine global centers of excellence in XLH. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We are also assessing preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life.

In December 2015 we released interim data through 40 weeks from the first 36 patients in this study. Thirty five of 36 patients had previously been on standard of care (oral phosphate/vitamin D therapy) for an average of 6.6 years (range: 0 - 11.7 years). Patient demographics were well balanced between the biweekly (n=18) and monthly (n=18) dose groups. Rickets were evaluated via two scoring systems – the Thacher Rickets Severity Scoring System (RSS) and the Radiographic Global Impression of Change (RGI-C). A subset of patients (n=18; 9 dosed biweekly and 9 dosed monthly) were pre-specified as having high rickets severity (greater bone disease) if their baseline total RSS scores were > 1.5. For the responder analysis using total RSS, responders were pre-defined as those patients who had baseline total RSS scores > 1.0 and had 1.0 or more reduction at Week 40 which is considered a significant improvement.

Overall, in all patients (n=36), the mean total RSS score decreased from 1.43 at baseline to 1.00 at 40 weeks (-0.43; 30% reduction; p=0.0076), and 61% of the patients (14/23) were responders. In all the high severity patients (n=18), the mean total rickets score decreased from 2.31 at baseline to 1.22 at 40 weeks (-1.08; 47% reduction; p<0.0001), and 72% of these patients were responders (13/18). In patients who were dosed bi-weekly (n=18), the mean total RSS score decreased from 1.53 at baseline to 0.86 at 40 weeks (-0.67 points; 44% reduction; p=0.0126), and 75% of the patients (9/12) were responders. In the high severity patients who were dosed bi-weekly (n=9), the mean total rickets score decreased from 2.44 at baseline to 1.00 at 40 weeks (-1.44 points; 59% reduction; p<0.0001), and 89% of these patients were responders (8/9). In patients who were dosed monthly (n=18), the mean total rickets score decreased from 1.33 at baseline to 1.14 at 40 weeks (-0.19 points; 14% reduction), and 46% of the patients (5/11) were responders. In the high severity patients who were dosed monthly (n=9), the mean total RSS score decreased from 2.17 at baseline to 1.44 at 40 weeks (-0.72; 33% reduction) and 56% of these patients (5/9) were responders.

Overall, all patients (n=36) experienced a mean improvement in RGI-C score of +1.38 (p<0.0001) and those patients who were severe (n=18) experienced a mean improvement of +1.85 (p<0.0001) at 40 weeks. Within the high severity subset, 67% (12/18) experienced substantial healing (score >2). Patients who were dosed bi-weekly (n=18) experienced a mean improvement in RGI-C score of +1.56 (p<0.0001). Those patients with high severity rickets (n=9) experienced a mean improvement of +2.00 (p<0.0001) at 40 weeks (substantial healing) and 89% (8/9) experienced substantial healing (score >2). Patients who were dosed monthly (n=18) experienced a mean improvement in RGI-C score of +1.20. The patients with high severity rickets (n=9) experienced a mean improvement of +1.70 at 40 weeks and 44% (4/9) experienced substantial healing (score >2).

Patients with walking impairment at baseline (defined by < 80% predicted normal walk distance in the six minute walk test, or 6MWT; n=14) achieved a mean increase of 80 meters (an approximate 20% increase from baseline) at week 40. Additionally, high and low severity patients with walking impairments at baseline also experienced a mean improvement in meters walked at week 40. Functional disability scores were measured with the Pediatric Orthopedic Society North America/Pediatric Outcome Data Collection Instrument (POSNA/PODCI). When evaluating the Global score of all five domains in those patients with substantial impairment at baseline (n=15) or with severe rickets at baseline (n=18), a substantial mean improvement was observed of about one standard deviation or greater in both dose groups. The Pain/Comfort and Sports/Physical Functioning domains were the most affected at baseline and also substantially improved in these severely affected subjects treated in both dose groups.

The most common treatment-related adverse event reported by preferred term was injection site reaction in 39% of patients. All of these reactions were considered mild. All other treatment-related adverse events were considered mild. There was one serious adverse event considered possibly treatment-related. This was a patient with fever and muscle pain who improved without complication and is still in the trial. There have been no deaths or discontinuations from the study for any reason. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. None of the patients had serum phosphorus levels above the upper limit of normal at any time point. No clinically significant changes were observed in renal ultrasounds pre- and post-treatment. All patients demonstrated increases in serum phosphorus that were consistent with what had been observed previously reaching the low normal or just below normal range. Across both dose groups there were mean increases in both the renal phosphate reabsorption (TmP/GFR) and in serum 1,25 dihydroxy vitamin D levels through 40 weeks of treatment.

Additional data from the pediatric Phase 2 study (40 week data from all 52 patients) are expected in the second half of 2016. We also expect to have 64 week data, including height-growth velocity, from a subset of patients in the second half of 2016. We and our partner, KHK, plan to file for Conditional Marketing Authorization in the EU around the end of 2016 based on these data. In addition, we plan to proceed with a pediatric Phase 3 study in mid-2016. The study will likely utilize RGI-C as the primary endpoint and would include a standard of care reference arm. This study is expected to be required for potential approval in the US and could also serve as a confirmatory study in the EU if a conditional marketing authorization were granted.

We are also continuing to develop KRN23 in adults with XLH. We have initiated a long-term, open-label Phase 2b extension study of KRN23 in adult XLH patients who had previously participated in the studies conducted by KHK. In December 2015 we initiated a Phase 3 study of KRN23 for the treatment of adults with XLH. The Phase 3 study is an international, randomized, double-blind, placebo-controlled clinical study that will assess the efficacy and safety of monthly KRN23 at 24 weeks in approximately 120 adult XLH patients. The primary endpoint of the study will be serum phosphorus levels through 24 weeks and the key secondary endpoint is the Brief Pain Inventory Question 3 (pain at its worst in the last 24 hours) at Week 24. Other secondary endpoints include patient reported outcomes assessing skeletal pain, stiffness, fatigue, motor function, and quality of life in these patients. A 48-week open-label bone quality study in approximately ten adult XLH patients evaluating the potential impact of KRN23 on the underlying osteomalacia via bone biopsy is currently enrolling patients.

KRN23 (UX023) for the treatment of TIO

We are also developing KRN23 for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. The efficacy of this treatment is often limited, as it does not treat the underlying disease and its benefits must be balanced with monitoring for potential risks such as nephrocalcinosis, hypercalciuria, and hyperparathyroidism. We are enrolling patients in an open-label, proof of concept Phase 2 clinical study. Interim data from the Phase 2 study are expected in the first half of 2016.

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

In December 2013, we initiated an open-label, Phase 1/2 study in the United Kingdom to evaluate the safety, tolerability, efficacy, and dose of IV administration of rhGUS every other week in three patients with MPS 7. Results from the 12-week analysis evaluating 2 mg/kg of rhGUS every other week were presented in September 2014 at the Society for the Study of Inborn Errors of Metabolism, or SSIEM. Annual Symposium and showed a decline in urinary glycosaminoglycans, or GAG excretion of approximately 40-50% from baseline. After the initial 12 weeks, the study entered a dose-exploration phase in which patients were treated with a lower and then higher dose of rhGUS. The 36-week results, which were presented in February 2015 at the Annual WORLD Symposium, showed a greater change in urinary GAG excretion at the higher 4 mg/kg dose of rhGUS, with a mean urinary GAG reduction of approximately 60%.

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

We have obtained positive feedback from the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, regarding the design of the Phase 3 study. The FDA stated that their evaluation of the pivotal Phase 3 study will be based on the totality of the data on a patient-by-patient basis and advised against the declaration of a primary endpoint. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in approximately 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

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

We licensed certain intellectual property rights for triheptanoin from Baylor Research Institute in August 2012. Triheptanoin has been studied clinically for over a decade in more than a hundred human subjects affected by a variety of diseases. Multiple investigator-sponsored open-label studies suggest clinical improvements with triheptanoin treatment, even for patients who were on standard of care. We presented data at the International Conference of Inborn Errors of Metabolism, or ICIEM, in August 2013 from a retrospective medical record review study assessing the clinical outcome of triheptanoin treatment on LC-FAOD subjects who had been participating in a compassionate use program at the University of Pittsburgh Medical Center. The data showed that treatment with triheptanoin appeared to reduce the frequency and severity of hospitalizations previously experienced by these patients for disease-related causes, including muscle rupture, hypoglycemia, and cardiomyopathy. A reduction in mean total hospital days per year from 17.55 to 5.40 (69%; p = 0.0242) was observed after transitioning from standard of care to triheptanoin therapy. These results are clinically important but are derived from a retrospective medical review, and not from a prospective randomized controlled study.

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

In October 2015, we reported interim data on the acute effects of UX007 that was being evaluated in a Phase 2 study in LC-FAOD patients. The study was single-arm open-label and evaluated 29 pediatric and adult patients across three main symptom groups (musculoskeletal, liver/hypoglycemia, and cardiac). Patients needed to have moderate to severe FAOD with significant disease in at least one of these domains or a frequent medical events history in order to enroll. The study began with a four-week run-in period to assess baseline data while on the standard of care therapy including MCT oil, if applicable. Patients on MCT oil then discontinued it and UX007 was titrated to a target dose of 25-35% of total daily caloric intake. Patients were followed to evaluate the effects of UX007 treatment over 24 weeks on several endpoints, including cycle ergometry performance, 12-minute walk test, liver disease/hypoglycemia, cardiac disease, and quality of life. The 24-week analysis mainly evaluated the acute effects of UX007 on the musculoskeletal aspects of the disease. Patients who opted to continue will be treated for a total of 78 weeks, and rates of major medical events, such as rhabdomyolysis, hypoglycemia and cardiac events, will be monitored and compared to rates for the two years prior to treatment with UX007. The study planned to evaluate the safety and tolerability of UX007 and to determine both the appropriate patient population as well as endpoints for evaluation in a Phase 3 study. The majority of patients enrolled presented with musculoskeletal disease compared to a limited number who presented with liver and cardiac symptoms. Patients spanned a wide age range from ten months to 58 years old. Prior to initiating treatment with UX007, 27 of the 29 patients were on the standard of care MCT oil therapy. Following discontinuation of MCT oil therapy, the average dose of UX007 through 24 weeks was 30% of total daily caloric intake.

Improvements were observed in both measures of exercise tolerance (cycle ergometry and 12 minute walk test) in musculoskeletal patients who performed the tests. The three areas of evaluation with cycle ergometry included workload (measured in watts produced at a fixed heart rate), respiratory exchange ratio, or RER, a measure of energy supply, and duration of cycling. Patients showed improvements in both workload and duration and no change in RER. At week 24, seven patients (who qualified by age and performed the test at baseline) produced a mean 60% increase in watts over baseline representing a mean increase of +446.8 watts (median: +127.5; min, max: -388, +2438). The mean duration was increased in 3 patients who did not complete all 40 minutes at baseline. Eight qualified patients demonstrated a mean 28% increase of +188 meters (median: 93.5; min, max: -80, +880) at week 18 in the 12-minute walk test. These patients also experienced an improvement in the mean energy expenditure index (a ratio of heart rate per meter walked). The data on the 12 minute walk test and cycle ergometry together support an improvement in muscle function and exercise efficiency in a small number of patients that would need to be confirmed in larger controlled studies. Patients with liver/hypoglycemia and cardiac disease were limited, 3 and 2 respectively, but they qualified for entry due to frequent history of events and will contribute to the event rate measurement over 78 weeks.

Overall major medical events appeared to decrease in the 25 patients who completed the 24 weeks of treatment when compared to the reported event rate in these patients approximately 18 months prior to treatment with UX007. These data are preliminary and require significantly more time for proper evaluation at the 78 week time-point. The major medical event rate aggregates events related to hypoglycemia, rhabdomyolysis, and cardiomyopathy.

Improvements in patient-reported quality of life scores (SF-12) were observed in adult patients, but no difference was seen in parent-reported scores (SF-10) for pediatric patients. The Peabody Developmental Motor Score (PDMS-2) and the Pediatric Disability Inventory (PEDI-CAT), also showed no impairment in the overall patient population at baseline and no change after 24 weeks.

Four of the 29 enrolled patients discontinued prior to 24 weeks. One patient discontinued due to diarrhea in week 1, which resolved within a few days of discontinuation, and three patients withdrew consent (weeks 1, 8, 8) for reasons not attributed to treatment with UX007. All other patients opted to continue treatment in the extension phase of the study. There have been no deaths. One serious related adverse event of moderate gastroenteritis with vomiting was considered treatment-related. A viral infection was suspected, but the investigator could not rule out cause by UX007 given the proximity to dosing. That patient continues to be treated in the study and maintained dosing throughout the event, which has now resolved. Overall, 18 patients (62%) had treatment-related adverse events, most of which were mild-to-moderate in nature. The most common treatment-related adverse events were diarrhea, abdominal/gastrointestinal pain, and vomiting. Some gastrointestinal events were managed by adjusting dosing or dosing with food. The most common adverse events, including those not deemed treatment-related, were viral infections, gastrointestinal disorders, rhabdomyolysis, fever, and headache.

We are planning to initiate a Phase 3 study in LC-FAOD patients in 2017 based on these interim Phase 2 data. We intend to provide further details after completing discussions with the regulatory authorities.

UX007 for the treatment of Glut1 DS

We are also developing UX007 for patients with glucose transporter type-1 deficiency syndrome, or Glut1 DS. Glut1 DS is caused by a mutation affecting the gene that codes for Glut1, which is a protein that transports glucose from the blood into the brain. Because glucose is the primary source of energy for the brain, Glut1 DS results in a chronic state of brain energy deficiency and is characterized by seizures, developmental delay, and movement disorder. There are currently no approved drugs specific to Glut1 DS. The current standard of care for Glut1 DS is the ketogenic diet, an extreme high-fat (70-80% of daily calories as fat)/low-carbohydrate diet, which generates ketone bodies as an alternative energy source to glucose, and one or more antiepileptic drugs. The ketogenic diet can be effective in reducing seizures but compliance can be difficult, and the effectiveness of the diet in the treatment of developmental delay and movement disorders has not been confirmed. In addition, ketogenic diet can lead to side effects including renal stones. In general, Glut1 DS patients are considered relatively refractory to antiepileptic drugs with only approximately 8% achieving seizure control on antiepileptic drugs alone. There are currently no antiepileptic drugs approved specifically for patients with Glut1 DS.

UX007 is intended as a substrate replacement therapy to provide an alternative source of energy to the brain in Glut1 DS patients. There are open-label investigator-sponsored clinical studies ongoing, and there is one publication presenting data on absence seizure reduction and improved developmental function in some Glut1 DS subjects taking UX007.

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical study that plans to enroll up to 40 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. Other efficacy objectives include cognitive function and movement disorder. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with UX007 through week 52. In order to accelerate enrollment, we amended the enrollment criteria to also include patients with only absence seizures. The study will enroll up to 40 patients with data expected in the second half of 2016, subject to enrollment.

In April 2015, positive data from an investigator-sponsored study of UX007 for the treatment of movement disorders associated with Glut1 DS were presented at the American Academy of Neurology Annual Meeting. The data showed a statistically significant 90% reduction in movement disorder events after treatment with UX007 (p=0.028) and a statistically significant increase in events after withdrawal from treatment with UX007 (p=0.043). Based on these study results, and following an End-of-Phase 2 meeting with the FDA, in November 2015 we announced an update to our development plan for UX007 in Glut1 DS patients. We now plan to initiate a Phase 3 study in Glut1 DS patients with the movement disorder phenotype in the second half of 2016. The study is intended to be a randomized, double-blind, placebo-controlled, double cross-over study. The primary endpoint will be an assessment of the impact of UX007 on movement disorder events as recorded by a patient diary that will be further refined in discussions with the FDA. If the data are positive, the two studies are intended to support a new drug application, or NDA, filing for the treatment of Glut1 DS.

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

Ace-ER is intended as a potential substrate replacement therapy designed to address sialic acid deficiency and restore muscle function in GNE myopathy patients. We have conducted a Phase 2 randomized, double-blind, placebo-controlled study of Ace-ER in 47 GNE myopathy patients. Data from this study were presented at the American Academy of Neurology Annual Meeting in April 2014. Patients in the study were initially randomized to receive placebo, three grams, or six grams of Ace-ER per day. After 24 weeks, placebo patients crossed over to either three grams or six grams total daily dose, for an additional 24 weeks. The final analysis compared change at week 48 from baseline for the combined groups at six grams versus three grams of Ace-ER. Assessments included pharmacokinetics, composites of upper extremity and lower extremity muscle strength as measured by dynamometry, other clinical endpoints, patient reported outcomes, and safety.

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

We initiated a randomized, double-blind, placebo-controlled 48-week pivotal Phase 3 study of Ace-ER in approximately 80 patients with GNE myopathy in May 2015. The FDA agreed with the Phase 3 study design, including the primary endpoint of a composite of upper extremity muscle strength, with supportive secondary endpoint data from a patient-reported outcome, both of which were studied in the Phase 2 study. Data from the Phase 3 study are expected in 2017.

In October 2015 we announced the filing and acceptance of a Marketing Authorization Application, or MAA, seeking conditional approval from the EMA based on our Phase 2 study results for the use of six grams per day of Ace-ER tablets in the treatment of GNE myopathy. The CHMP opinion on the conditional marketing authorization is expected in the second half of 2016.

Preclinical Pipeline

rhPPCA (UX004) for the treatment of galactosialidosis

Recombinant human protective protein cathepsin-A, or rhPPCA, which we in-licensed from St. Jude Children’s Research Hospital in September 2012, is in preclinical development as an enzyme replacement therapy for galactosialidosis, a rare lysosomal storage disease for which there are no currently approved drug therapies. Similar to MPS patients, patients with galactosialidosis present with both soft tissue storage in the liver, spleen, and other tissues, as well as connective tissue (bone and cartilage) related disease. As with MPS 7, an enzyme deficiency results in accumulation of substrates in the lysosomes, causing skeletal and organ dysfunction, and death. We are continuing preclinical development of rhPPCA with plans to file an investigational new drug application, or IND, in 2017.

Collaboration with Arcturus Therapeutics, Inc. for mRNA therapeutics

We signed a research collaboration and license agreement with Arcturus Therapeutics, Inc. to develop mRNA therapeutics for select rare disease targets in October 2015. The Arcturus collaboration may help us address a wider range of rare diseases than possible with current approaches. As part of the collaboration, Arcturus will utilize its UNA Oligomer™ chemistry and LUNAR™ nanoparticle delivery platform to initially design and optimize mRNA therapeutics for two targets selected by us; we also have the option to add up to eight additional targets during the collaborative research period.

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

With respect to UX007/triheptanoin, there are currently no approved drugs or treatments for patients with LC-FAOD or Glut1 DS. LC-FAOD is commonly treated with diet therapy and MCT oil, and UX007 would compete with MCT oil. Glut1 DS is commonly treated with ketogenic diet and antiepileptic drugs. UX007 may compete with these approaches, though it may potentially be used in combination. Although we believe that UX007 should be considered a drug and will be regulated that way, it is possible that other companies or individuals may attempt to produce triheptanoin for use in LC-FAOD, Glut1 DS, and other patients by attempting to sell the product via a nutritional supplement or medical food pathway. Investigators are testing triheptanoin in clinical studies across multiple indications, including LC-FAOD and Glut1 DS. For example, B. Braun Medical Inc., or B. Braun, has applied for and received orphan drug designation for triheptanoin for the treatment of certain types of LC-FAOD in Europe; however, we are not aware of any ongoing clinical development activities by B. Braun. It is also possible that other companies may produce, develop, and commercialize other medium odd-chain fatty acids, or completely different compounds, to treat LC-FAOD and Glut1 DS. Other companies may also utilize other approaches, such as gene therapy, to treat LC-FAOD and Glut1 DS.

With respect to Ace-ER, although there are currently no approved drug therapies for the treatment of HIBM, it is possible that others may develop alternative approaches to the treatment of HIBM, including other metabolites from the sialic acid pathway, prodrugs, other drug therapies, and gene therapy. We are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, N-acetyl mannosamine, or ManNAc, for the treatment of HIBM. Escala Therapeutics Inc. (a subsidiary of Fortress Biotech) acquired from New Zealand Pharmaceuticals Ltd, a license from the NIH for the development of ManNAc for the treatment of GNE Myopathy. New Zealand Pharmaceuticals manufactures ManNAc and is its exclusive global supplier to Escala Therapeutics. A Phase 1 clinical study has been completed and an open-label, three-month Phase 2 study is ongoing.

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

License Agreements

Kyowa Hakko Kirin

In August 2013, we entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK), which was amended in August 2015. Under the terms of this collaboration and license agreement, we and KHK will collaborate on the development and commercialization of certain products containing KRN23, an antibody directed towards FGF23, in the field of orphan diseases in the United States and Canada, or the “profit-share territory”, and in the European Union, Switzerland, and Turkey, or the European territory, and we will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, we will be the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date; we will also be the lead party for core development activities conducted in Japan and Korea, provided that the core development plan related to Japan and Korea shall be limited to clinical trials mutually agreed to by the Company and KHK. We will share the costs for development activities in the profit share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KHK and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit-share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. We have the primary responsibility for conducting certain research and development activities. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If KRN23 is approved, we and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize KRN23 in the European territory, and we will develop and commercialize KRN23 in Latin America. KHK will manufacture and supply KRN23 for clinical use globally and will manufacture and supply KRN23 for commercial use in the profit share territory and Latin America.

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

The profit or loss from commercializing products in the profit-share territory, until the applicable transition date, will be shared between us and KHK on a 50/50 basis. Thereafter, we will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range in the profit share territory, intended to approximate the profit share. We will also be entitled to receive a royalty of up to 10% on net sales in the European territory. In Latin America, we will pay to KHK a low single-digit royalty on net sales. Our and KHK’s obligations to pay royalties will continue on a country-by-country basis for so long as we or KHK, as applicable, are selling products in such country.

KHK will supply all quantities of product for clinical studies. KHK will also supply all quantities of product for commercial sales in the profit-share territory and in Latin America. The supply price to us for commercial sales in the profit-share territory and in Latin America will be determined based on a fixed double-digit percentage of net sales.

The collaboration and license agreement will continue for as long as products in the field of orphan diseases are sold in the profit-share territory, European territory, or Latin America, unless the agreement is terminated in accordance with its terms.

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

Under the license agreement, we paid SLU a nominal up-front fee, which was recorded as a research and development expense. We will make a milestone payment of $0.1 million upon approval of a glucuronidase-based enzyme therapy for treatment of MPS 7. Additionally, upon reaching a certain level of cumulative worldwide sales of the product, we will pay to SLU a low single-digit royalty on net sales of the licensed products in any country or region, subject to certain potential deductions. Our obligation to pay royalties to SLU continues on a country-by-country basis until the expiration of the last-to-expire licensed patent covering the product in such country or, in the United States, Japan, and the EU, until the later expiration of any orphan drug exclusivity. We may deduct a portion of the royalty owed if a third-party license is required. We may terminate the agreement for convenience at any time and SLU may terminate the agreement for our material breach, bankruptcy, or challenge of the licensed patents or technology, and SLU may terminate the agreement or render our license non-exclusive if we fail to meet our diligence obligations. Unless terminated as set forth above, this license agreement continues in full force and effect until the latest of expiration of the last patent based on technology licensed under the agreement, at which point our license becomes fully paid.

Baylor Research Institute

In September 2012, we entered into a license agreement with Baylor Research Institute, or BRI, whereby we exclusively licensed certain intellectual property related to triheptanoin for North America and paid BRI an up-front fee of $0.3 million. The license includes patents, patent applications, know-how, and intellectual property related to the composition and formulation of triheptanoin as well as its use in treating a number of orphan diseases, including FAOD. The license grant includes the sole right to develop, manufacture, and commercialize licensed products for all human and animal uses. In June 2013, we exercised our option to license this intellectual property outside of North America and paid BRI the $0.8 million fee associated with this option exercise. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products in select orphan indications. If we fail to meet our diligence obligations with respect to a specified orphan indication or set of orphan indications, BRI may convert our license to a non-exclusive license with respect to such orphan indication or set of orphan indications until we receive regulatory approval for licensed products in the applicable orphan indication or set of orphan indications. We are also obligated to pay a mid-single digit royalty on net sales to BRI, subject to certain reductions and offsets. Our obligation to pay royalties to BRI continues on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the first regulatory exclusivity granted with respect to such product in such country or the expiration of the last-to-expire licensed patent claiming such product in such country, in each case in connection with approval in such country for FAOD or an orphan disease covered by our license from BRI. We may make future payments of up to $10.5 million contingent upon attainment of certain development milestones and $7.5 million if certain sales milestones are achieved. We may terminate the agreement for convenience at any time and either we or BRI may terminate the agreement for the material breach or bankruptcy of the other party. If we terminate for BRI’s breach or bankruptcy, our license from BRI will remain in effect, subject to our continued payment of reduced milestones and royalties. Unless terminated for convenience or material breach or bankruptcy, as applicable, this license agreement continues in full force and effect, on a product-by-product and country-by-country basis, until our royalty obligations expire, at which point our license from BRI with respect to such product in such country becomes irrevocable, perpetual, fully paid and royalty-free.

Nobelpharma

In September 2010, we entered into a collaboration and license agreement with Nobelpharma Co., Ltd. (Nobelpharma), which was amended in August 2015. Under the terms of this collaboration and license agreement, each party granted the other party a worldwide exclusive license under certain of that party’s intellectual property related to the compound identified as N-acetylneuraminic acid, also known as sialic acid, to develop, manufacture, and commercialize products. Nobelpharma’s licensed territory includes Japan and certain other Asian countries, and our licensed territory includes the rest of the world. The parties conduct development independently, and each party is obligated to make commercially reasonable efforts to file an investigational new drug application, or IND, for licensed products in its territory and, in our case, to obtain patent term extensions and data exclusivity in Europe and North America, and share with the other party all data, documentation, and information that is generated in conducting such activities. Nobelpharma must use commercially reasonable efforts to supply us with the sialic acid drug substance. Either Nobelpharma or we can terminate this supply arrangement for convenience, at which point Nobelpharma would provide technical assistance to allow us to manufacture the sialic acid drug substance ourselves. If we choose to manufacture the sialic acid drug substance, Nobelpharma will have the right to purchase the sialic acid drug substance from us and we will use commercially reasonable efforts to supply Nobelpharma with the sialic acid drug substance.

Under the collaboration and license agreement, we paid Nobelpharma an upfront fee of $0.1 million (10 million Yen), which was recorded as research and development expense in 2010, and also issued 76,567 shares of common stock to Nobelpharma. In addition, we are required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. We have paid $0.5 million in development milestone payments since the inception of the agreement through December 31, 2015. The remaining total aggregate payments, if all milestones are achieved by Nobelpharma, would be 200 million Yen (approximately $1.7 million based on the exchange rate at December 31, 2015). We will pay a mid-single digit royalty on net sales in our territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved. Net sales, as defined in the collaboration and license agreement, represent the net sales of products whereby the licensed compound is the active ingredient. If the products include other active ingredients, the portion of the net sales allocated to the licensed compound would be used in determining the royalty payments.

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

Under the terms of the license agreement, we paid HRG a nominal up-front fee, which was recorded as a research and development expense. We will make future payments contingent upon attainment of various development and approval milestones of up to $0.3 million in the aggregate. Additionally, we will pay to HRG a royalty of less than 1% of net sales of products, if any. Our obligation to pay royalties to HRG continues on a product-by-product and country-by-country basis until the expiration of the last-to-expire licensed patent claiming such product in such country, or the later expiration of orphan drug exclusivity in certain countries. We are obligated to make commercially reasonable efforts to develop and commercialize a substrate replacement therapy for HIBM. We may terminate the agreement for convenience at any time and either party may terminate the agreement for the material breach or bankruptcy of the other party. We must also terminate the agreement if we terminate our HIBM substrate replacement therapy program. Unless terminated for convenience, for our termination of our HIBM substrate replacement therapy program, or for material breach or bankruptcy, as applicable, this license agreement continues in full force and effect, on a product-by-product and country-by-country basis, until the expiration date of the last-to-expire licensed patent claiming such product in such country, or the later expiration of orphan drug exclusivity in certain countries, at which point our license becomes irrevocable, perpetual, fully paid, and royalty-free.

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

Under the license agreement, we paid St. Jude a nominal up-front fee, which was recorded as research and development expense. Additionally, we will pay to St. Jude a royalty of less than 1% on net sales of these products for so long as such products retain orphan drug exclusivity, on a country-by-country basis. We may terminate the agreement for convenience at any time and St. Jude may terminate the agreement for our material breach of the agreement. Unless terminated for convenience or material breach, as applicable, this license agreement continues in full force and effect, until our royalty obligations expire, at which point our license becomes irrevocable, perpetual, fully paid, and royalty-free.

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

We seek regulatory approval for our products in disease areas with high unmet medical need, significant market potential, and where we expect to have a proprietary position through patents covering various aspects of our products, such as composition, dosage, formulation, use, and manufacturing process, among others. Our success depends in part on an intellectual property portfolio that supports our future revenue streams and erects barriers to our competitors. We are maintaining and building our patent portfolio through filing new patent applications, prosecuting existing applications, and licensing and acquiring new patents and patent applications.

Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to achieve or maintain market exclusivity or otherwise to provide competitive advantages. For more information, please see “Risks Related to Our Intellectual Property.”

As of February 19, 2016, we own 3 issued U.S. patent and 9 pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, as of February 19, 2016, we have licensed 15 issued U.S. patents and 35 pending U.S. patent applications, as well as corresponding foreign patents and applications from third parties, on an exclusive basis. With respect to our issued patents in the United States and Europe, we are also entitled to obtain a patent term extension to extend the patent expiration date. For example, in the United States, we can apply for a patent term extension of up to five years for one of the patents covering a product once the product is approved by the FDA. The exact duration of the extension depends on the time we spend in clinical studies as well as getting marketing approval from the FDA. The patent portfolios for our five leading product candidates as of February 19, 2016 are summarized below.

KRN23

We have rights from KHK to patents and patent applications relating to KRN23, a fully human monoclonal antibody against FGF23, and its use for the treatment of XLH and various other hypophosphatemic conditions. Pursuant to this license, we share rights to 20 issued patents, including 3 U.S. patents and 2 pending U.S. applications, as well as patents and applications in other jurisdictions covering generic and specific antibodies against FGF23 as well as their use for the treatment of XLH and related conditions. The patent terms for issued patents in the United States are from 2022 to 2029 (without patent term extension). The projected patent terms for pending applications in the United States are from 2028 to 2035. We intend to pursue marketing and orphan drug exclusivity periods that are available to us under regulatory provisions in certain countries. KRN23 has received orphan drug designation in the United States and Europe for the treatment of XLH.

rhGUS

We have no issued patents covering rhGUS but we have 2 pending U.S. patent applications and a corresponding international patent application directed to compositions with certain characteristics that are useful for the enzyme replacement therapy for the treatment of multi-system lysosomal storage disease. Throughout clinical research and development, we also intend to file patent applications directed to various aspects of the treatment therapy including dosage, regimen, formulation, and manufacturing, among others. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. rhGUS has received orphan drug designation in both the United States and Europe for the treatment of MPS 7.

UX007

We are the licensee or owner of patents and patent applications relating to UX007 and its use for a number of diseases including FAOD and Glut1 DS. In particular, we have an exclusive license from Baylor Research Institute, or BRI, with respect to its UX007 patent portfolio. We have licensed from BRI 27 issued patents, including 9 U.S. patents and 5 pending U.S. applications and patents and applications in other jurisdictions covering composition, formulation, use and manufacturing of UX007 and related odd carbon fatty acids. The patent terms for issued patents in the United States are from 2020 to 2025 (without patent term extension). The projected patent terms for pending applications in the United States are from 2020 to 2033. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. UX007 for the treatment of FAOD and Glut1 DS has received orphan drug designation in the United States.

Ace-ER

We are the licensee or owner of patents and patent applications relating to sialic acid and its use for the treatment of HIBM. We own or have rights to 2 issued U.S. patents and 6 pending U.S. applications and patents and applications in other jurisdictions covering the use of sialic acid for the treatment of HIBM, as well as extended release formulations of sialic acid. The patent terms for the issued patents in the United States are from 2031 to 2032 (without patent term extension). The projected patent terms for pending applications in the United States are from 2028 to 2031.

We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. Ace-ER has received orphan drug designation in both the United States and the EU for the treatment of HIBM.

rhPPCA

We are the licensee of patent applications relating to the use of rhPPCA for the treatment of neurodegenerative diseases. Specifically, we have an exclusive license from the St. Jude Children’s Research Hospital, or St. Jude. Furthermore, we intend to build a patent portfolio directed to rhPPCA compositions with certain characteristics that are useful for the enzyme replacement therapy for the treatment of autosomal recessive lysosomal storage disease as well as various aspects of the treatment therapy including dosage, regimen, formulation, manufacturing, etc. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries.

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

UX007

The pharmaceutical-grade drug substance for UX007 is manufactured by Cremer Oleo GmbH & Co. KG in Germany under an exclusive worldwide supply agreement, subject to certain limitations, executed in 2012. The supply agreement has an initial term of three years; thereafter, the agreement shall be automatically renewed for additional two-year periods unless either party notifies the other party of its intention not to renew in writing at least three calendar months before the expiration of the then current term. Additionally, if a party materially breaches an obligation under the agreement and does not cure such breach within 60 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. UX007 drug product manufacturing has been done with more than one party and is not considered a very specialized task.

Ace-ER

The drug substance for Ace-ER is currently manufactured by Sanyo Fine Co., Ltd. in Japan through the license agreement with Nobelpharma. The Ace-ER drug product is manufactured by AAIPharma under our license agreement and accompanying purchase orders with AAIPharma. We are in the process of securing secondary sources of drug substance and drug product for SA-ER. Manufacture of the drug substance requires a specialized enzyme-catalyzed step, and a secondary source of the enzyme itself is also under development. All raw materials to produce the drug substance and drug product are commercially available. The cell line to produce the specialized enzyme is under our control and is stored in multiple secured locations.

rhPPCA

No commercial supplier has yet been selected to manufacture rhPPCA. The cell line to produce rhPPCA is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available. We are currently developing a manufacturing process for rhPPCA.

Sales and Marketing

We are building capabilities in the United States, Europe and Latin America necessary to effectively support the commercialization of our product candidates. The commercial infrastructure for rare disease products typically consists of a targeted, specialty field organization that calls on a limited and focused group of physicians supported by field management, medical liaisons, internal support, and distribution support. One challenge unique to commercializing therapies for rare diseases is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations. Our management team is experienced in maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

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

Outside of the United States and Europe, where appropriate, we may elect in the future to utilize strategic partners, distributors, or contract organizations to assist in the commercialization of our products. In certain instances, such as in Latin America, we may consider building our own commercial infrastructure.

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

•	FDA will typically inspect one or more clinical sites to assure compliance with Good Clinical Practices, or GCP; and
•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug in the United States.

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

Clinical Studies

Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with protocols and GCP. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical study site’s IRB, before the studies may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

•

Phase 4. In some cases, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. The FDA may condition approval of an NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies. Failure to timely conduct required Phase 4 clinical trials and follow-up could result in withdrawal of approval for products approved under accelerated approval regulations.

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

Submission of an NDA or BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is subject to an application user fee. For fiscal year 2016, the application user fee exceeds $2.3 million, and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, set at $114,450 per product and $585,200 per establishment, as well as new application fees in excess of $1.1 million for supplemental applications with clinical data. These fees are typically increased annually. Applications for orphan drug products are exempted from the NDA and BLA user fees and may be exempted from product and establishment user fees, unless the application includes an indication for other than a rare disease or condition.

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

Once an NDA or BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in the treatment of a serious or life-threatening condition, six months after the FDA accepts the application for filing. The review process can be significantly extended by FDA requests for additional information or clarification.

The FDA’s Decision on an NDA or BLA

The FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may impose additional requirements, such as post-marketing studies and/or a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use. These requirements can materially affect the potential market and profitability of a product. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical study(ies), and/or other significant, expensive and time-consuming requirements related to clinical studies, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA could also approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical studies. Such post-market testing may include Phase 4 clinical studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of NDAs and BLAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition and data demonstrate its potential to address unmet medical needs for the disease or condition. The key benefits of fast track designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met. The FDA may grant the NDA or BLA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

The FDA may approve an NDA or BLA under the accelerated approval program if the drug treats a serious condition, provides a meaningful advantage over available therapies, and demonstrates an effect on either (1) a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will provide more intensive guidance on the drug development program and expedite its review.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to manufacturing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval.

Drug manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with GMP and other requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with GMP and other aspects of regulatory compliance.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, the first NDA or BLA applicant to receive orphan drug designation for a particular drug is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the United States, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

Pediatric Studies and Exclusivity

NDAs and BLAs must contain data to assess the safety and effectiveness of an investigational new drug product for the claimed indications in all relevant pediatric populations in order to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. Discussions about pediatric development plans can be discussed with the FDA at any time, but usually occur any time between the end-of-Phase II meeting and submission of the NDA or BLA. Unless otherwise required by regulation, the requirements for pediatric data do not apply to any drug for an indication for which orphan designation has been granted.

Pediatric exclusivity is another type of non-patent exclusivity in the United States that may be granted if certain FDA requirements are met, such as FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits, and the applicant agrees to perform and report on FDA-requested studies within a certain time frame. Pediatric exclusivity adds a period of six months of exclusivity to the end of all existing marketing exclusivity and patents held by the sponsor for that active moiety. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the NDA or BLA sponsor’s data.

Patent Term Restoration

Some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act of 2010, or Affordable Care Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to an FDA-approved reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being addressed by the FDA. In 2015, the FDA approved the first biosimilar in the U.S., and published a proposed rule and guidance documents relating to various provisions of the BPCI Act. For example, the FDA addressed the naming conventions and labeling of biosimilar products, including whether and how such labeling should include information from reference product labeling and identify a product’s approval through the biosimilar pathway. The FDA suggested that shared nonproprietary names may not be appropriate for all biological products, noting that the naming conventions could improve pharmacovigilance, prevent inadvertent substitution among products which have not been determined to be interchangeable, avoid inaccurate perceptions of the safety and effectiveness of biological products based on their licensure pathway, and provide a consistent mechanism for healthcare professionals to identify biological products. The FDA also released guidance recommendations relating to the clinical, scientific, and quality data required to demonstrate biosimilarity.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Act, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, quality and performance characteristics, the strength of the drug, and intended use. A generic drug is “bioequivalent” to the innovator drug if the rate and extent of absorption of the [generic] drug do not show a significant difference from the rate and extent of absorption of the listed drug when administered at the same molar dose of the therapeutic ingredient under similar experimental conditions in either a single dose or multiple doses, or in limited other circumstances.

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

•

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

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

Accelerated Review

Under the Centralized Procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding “clock stops” when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use, or CHMP). The opinion of the CHMP is then transferred to the European Commission, in order to initiate the Decision Making process, which lasts 67 days in total. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

Employees

As of December 31, 2015, we had 249 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We recognized $114.7 million, $46.0 million, and $27.8 million in research and development expense in the years ended December 31, 2015, 2014, and 2013, respectively.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $145.6 million, $59.8 million and $35.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
•

experience any delays or encounter issues with any of the above, including but not limited to failed studies, complex results, safety issues, inspections, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval.

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

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	obtaining adequate reimbursement and pricing for our product candidates;
•	our ability to sell our product candidates on a named patient basis or through an equivalent mechanism and the amount of revenue generated from such sales;
•	addressing any competing technological and market developments;
•	identifying, assessing, licensing, acquiring and/or developing new product candidates, technologies and/or businesses;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•	attracting, hiring, and retaining qualified personnel.

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

We will likely need to raise additional capital to fund our activities. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

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

As of December 31, 2015, our available cash, cash equivalents and investments were $536.3 million. We will likely require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing field forces, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, acquisition, and other arrangements that we may establish, including any required milestone, royalty, and other payments thereunder.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our product candidates, some of which are in the early stages of clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. To date, we have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. We cannot be certain that any clinical studies will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete nonclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in some clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Each of our product candidates is in development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, significant marketing efforts, and reimbursement before we generate any significant revenue from commercial product sales. We currently have multiple programs that are in clinical studies. Three of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For Ace-ER, we filed for conditional marketing authorization in the EU on the basis of results from our Phase 2 study, which study was originally designed to serve as a hypothesis-generating exploratory study and not as a pivotal study. Additionally, the study had a small sample size, did not have a primary endpoint and had a pre-specified unblinding that occurred halfway during the treatment period. Accordingly, the data from this Phase 2 study is not as comprehensive or robust as data that is typically generated from a pivotal Phase 3 study. Although conditional marketing authorization, initially allows for approval without providing comprehensive clinical data, marketing approval applications based on smaller and less definitive studies may entail a higher risk for rejection than the standard approval pathway. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies would be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval. We also currently plan to file for conditional marketing authorization for KRN23 for XLH in the EU. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. Even if we achieve positive results in our pre-clinical and clinical studies, if we are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

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

To obtain regulatory approval in the United States and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will not be obtained. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected. Applications for our product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval, for many reasons, including but not limited to the following:

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

Furthermore, the disease states we are evaluating often will not have clear regulatory paths for approval and/or do not have validated outcome measures. In these circumstances, we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. For example, for patients with XLH there is no available regulatory precedent for what is needed to obtain approval to treat this disease and there are no validated patient-reported outcome measures that are specific to this disease. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies. For example, patients with FAOD and MPS 7 have a highly heterogeneous disease course, which may impact our ability to determine the true treatment benefit of our product candidates in these patients.

This lengthy and uncertain approval process, as well as the unpredictability of the clinical and nonclinical studies, may result in our failing to obtain regulatory approval to market any of our product candidates, or being delayed in obtaining regulatory approval, which would significantly harm our business, results of operations, and prospects.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes and the potential for substantial delays, and the results of earlier studies may not be predictive of future study results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, UX007, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to or we might review interim clinical data at multiple time points during the studies, which could introduce bias into the study results.

In the biopharmaceutical industry, there is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies.

Scenarios that may prevent successful or timely completion of clinical development include but are not limited to:

•	our inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of human clinical studies or filings for regulatory approval;
•	delays or failures in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations (or CROs), clinical study sites, and other clinical trial-related vendors;
•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs and/or regulatory agencies to proceed with clinical studies;
•	failure to gain approval from regulatory authorities or IRBs to conduct clinical studies in certain countries;
•

imposition of a clinical hold by regulatory agencies after review of an IND application or amendment, another equivalent application or amendment, or an inspection of our clinical study operations or study sites;

•	delays in recruiting suitable patients to participate in our clinical studies;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
•	delays in patients’ completion of studies or their returns for post-treatment follow-up;
•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our drug candidates being greater than we anticipate;
•

clinical studies of our drug candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical or nonclinical studies or to abandon drug development programs;

•	competing clinical studies of potential alternative product candidates or investigator-sponsored studies of our product candidates; and
•

delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or negatively impact our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, such as our plan to manufacture a combination extended release and immediate release version of sialic acid, or new formulations of UX007, we may need to conduct additional studies to bridge our modified product candidates to earlier approved versions. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could negatively impact our ability to obtain orphan exclusivity and to successfully commercialize our product candidates and may harm our business and results of operations.

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

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. For example, the UX007 Glut1 DS Phase 2 study requires a certain minimum baseline rate of generalized tonic-clonic seizures or the presence of absence seizures at baseline. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. For example, our Phase 2 UX007 Glut1 DS study is enrolling patients who are not currently on or compliant with the ketogenic diet. However, the ketogenic diet is the standard of care and considered effective in seizure control. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, and the potential approval of such regulatory filings. We periodically make public announcements about the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions, but the actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Some of our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, adult patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. In interim Phase 2 data in pediatric patients, the most common treatment related adverse event by preferred term was injection site reaction. There were no deaths and there was one serious adverse event of fever and muscle pain in a patient that was considered possibly treatment related. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, over 14 years of treatment experience in approximately 130 human subjects, including greater than 60 with LC-FAOD, we are aware of three serious adverse events that were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. In interim data from our Phase 2 study there were no deaths but there was one treatment related serious adverse event of moderate gastroenteritis with vomiting. The most common treatment-related adverse events were diarrhea, abdominal/gastrointestinal pain, and vomiting. While we have not completed our own clinical studies for UX007, there may be other side effects associated with its use that we discover. Additionally, patients treated with Ace-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

Drug-related side effects could affect patient recruitment and the ability of enrolled patients to complete the study. Such side effects could also or result in potential product liability claims. We currently carry product liability insurance in the amount of $10.0 million per incident and $10.0 million in the aggregate, and we are required to maintain product liability insurance pursuant to certain of our agreements. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the product’s label or restrict the product’s approved use;
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

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspection to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical studies, and surveillance to monitor the safety and efficacy of the product candidate. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained via the accelerated approval or conditional marketing authorization pathways, we would be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will be required to report certain adverse events and manufacturing problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, MAA, or other comparable application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process.

If we fail to comply with applicable regulatory requirements, or there are safety or efficacy problems with a product, a regulatory agency or enforcement authority may, among other things:

•	issue warning or notice of violation letters;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory approval;
•	suspend any of our ongoing clinical studies;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities;
•	seize or detain products, or require a product recall; or
•	require entry into a consent decree.

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

Changes in methods of treatment of disease could reduce demand for our products and adversely affect revenues.

Even if our drug products are approved, if doctors elect a course of treatment which does not include our drug products, this decision would reduce demand for our drug products and adversely affect revenues. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may be exposed to sub-optimal quality and reputational harm, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including CROs and collaborative partners, to analyze, collect, monitor and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates regarding costs and efforts completed, and we control only certain aspects of their activities. For example, we will rely on our partner Arcturus for the design and optimization of initial product candidates under our messenger RNA collaboration. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors and partners are required to comply with GMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or other vendors and partners fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the approval process. We cannot make assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with products produced under GMP regulations. If we fail to comply with these regulations, we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative vendors or do so on commercially reasonable terms. Switching or adding additional vendors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our vendors and partners, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and business prospects.

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

We are dependent on KHK for the clinical and commercial supply of KRN23 for all major markets and for the development and commercialization of KRN23 in certain major markets, and KHK’s failure to provide an adequate supply of KRN23 or to commercialize KRN23 in those markets could result in a material adverse effect on our business and operating results.

Under our agreement with KHK, KHK has the sole right to commercialize KRN23 in Europe and, at a specified time, in the United States and Canada subject to a limited promotion right we retained. Our development partnership with KHK may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•

KHK has no obligation under our agreement to use diligent efforts to commercialize KRN23 in Europe. The timing and amount of any royalty payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources, and successful commercialization of KRN23 by KHK in Europe. Additionally, if KHK were to decide not to commercialize KRN23 in Europe, and we nevertheless wished to commercialize KRN23 in Europe, we would need to renegotiate with KHK certain terms of our agreement, which we may be unable to do on reasonable terms in a timely manner, or at all;

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our product candidates, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, and could also impair named patient sale supply of our product candidates, which could harm our business and results of operations.

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

The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by Cremer Oleo GmbH & Co. KG, or Cremer, pursuant to our supply agreement with Cremer, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by AAIPharma Services Corp., or AAIPharma, pursuant to our license agreement and accompanying purchase orders with AAIPharma. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaborators, or our contract manufacturers must supply all necessary documentation in support of an NDA, BLA, MAA, or other application for regulatory approval, on a timely basis and must adhere to GLP, GMP, and similar regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaborators and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our collaborators and third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third-party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and Vitamin D therapy, which may compete with KRN23. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with UX007. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with UX007. Additionally, we are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, ManNAc, for the treatment of GNE myopathy, which could compete with Ace-ER. The intellectual property rights for ManNAc are licensed to Escala Therapeutics, a subsidiary of Fortress Biotech, Inc., which acquired the rights from a company in New Zealand that manufactures ManNAc. ManNAc may have a potential advantage over Ace-ER in that it is not a charged molecule like sialic acid is, which might improve its distribution and uptake. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

We are currently building an integrated commercial organization. If we are unable to establish sufficient field forces and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

Although our employees may have sold other similar products in the past while employed at other companies, we as a company have no experience selling and marketing our product candidates and we currently have minimal marketing and field force capacity. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish marketing organization and field forces with technical expertise as well as supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult, and time consuming. Any failure or delay in the development of our internal field forces, marketing, and distribution capabilities would adversely impact the commercialization of our products.

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire large teams to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more sales field personnel than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients, and payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, payors, and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	the clinical indications for which approval is granted;
•	relative convenience and ease of administration;
•	the cost of treatment, particularly in relation to competing treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the effectiveness of our field forces and marketing efforts;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments; and
•	sufficient third-party insurance coverage and reimbursement.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. For example, within the last year, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for KRN23, rhGUS, UX007, and Ace-ER, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States any patent term can be adjusted based on certain delays caused by the applicant(s) or the USPTO. For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to KRN23, rhGUS, and rhPPCA. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. In the budget for fiscal year 2016, the Obama administration reasserted its proposal from prior years to cut this 12-year period of exclusivity down to seven years. The administration also reasserted a proposal to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” In October 2015, the United States agreed to the Trans-Pacific Partnership (TPP), an agreement with 11 other countries that addresses a variety of trade and economic issues. The TPP includes a provision that would require the signatory countries to provide a minimum of five years of exclusivity, and in some instances, eight years of exclusivity, to biological products. To come into effect, the TPP will require a requisite number of signatory countries to ratify the agreement; in the United States, such ratification, if it occurs, will be performed by Congress. It is possible that Congress could seek to harmonize the exclusivity periods in the TPP and the BPCI Act, or take other measures to modify or eliminate periods of exclusivity for biosimilar and interchangeable products. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to uncertainty. Changes to the BPCI Act or the FDA’s interpretation or implementation of the BPCI Act could have a material adverse effect on the future commercial prospects for KRN23, rhGUS, and rhPPCA.

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

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s finding of safety and effectiveness of a previously approved drug. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Innovative small molecule drugs may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, seven years for orphan drugs), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b)(2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the “Orange Book.” If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents must include in the ANDA or 505(b)(2) what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License Agreements” for a description of our license agreements with KHK, Baylor Research Institute, Nobelpharma, AAIPharma, HIBM Research Group, St. Louis University, and St. Jude Children’s Research Hospital, which includes a description of the termination provisions of these agreements.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity. Therefore, obtaining and enforcing biotechnology patents is costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty about our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners such as KHK may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States, as well as for UX007 for the treatment of Glut1 DS, KRN23, rhGUS and Ace-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2015, we had 249 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, field forces, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We may not be successful in our efforts to identify, license, discover, develop, or commercialize additional product candidates.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify and develop new product candidates, such as those under our collaboration with Arcturus, requires substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

As a public company, we incur significant legal, accounting, and other expenses. Until December 31, 2015, we were eligible for reduced reporting and disclosure requirements as an “emerging growth company.” We are no longer an “emerging growth company” and, accordingly, we are required to comply with several supplemental requirements that will necessitate additional resources and management time and expense. These supplemental requirements include providing full executive compensation disclosure, such as Compensation, Discussion & Analysis section in our proxy statement for the annual meeting of stockholders; a say-on-frequency vote; a say-on-pay vote beginning with this year’s Annual Meeting of Stockholders; and pay-ratio disclosure beginning with our 2018 Annual Meeting of Stockholders. We will also be subject to rules subsequently implemented by the SEC and The NASDAQ Global Select Market. In addition, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. For example, being a public company could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain adequate levels of such coverage.

Additionally, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are now also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which has resulted in us incurring substantial expenses and expending significant management efforts to comply with the Act, which we will continue. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404(b) or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Changes to healthcare and FDA laws, regulations and policies may have a material adverse effect on our business and results of operations.

United States

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

The Consolidated Appropriations Act, signed into law on December 18, 2015, modifies certain provisions of the PPACA; the new appropriations law suspends or delays several taxes, including the excise tax on high cost employer-sponsored health coverage, which were expected to generate significant funds for the PPACA. Implementation of the PPACA remains ongoing, and there remains uncertainty as to how the law’s various provisions will ultimately affect the industry.

In addition, other legislative changes have been adopted in the United States to contain healthcare costs. On August 2, 2011, the Budget Control Act of 2011, among other things, required reductions in federal spending, which eventually triggered Medicare sequestration—the requirement to reduce Medicare payments to providers up to 2% per fiscal year. Following an executive order by President Obama on March 1, 2013, the 2% Medicare payment reductions were applied to fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013. Sequestration was initially set to expire in fiscal year 2021 but was extended, most recently by the Bipartisan Budget Act of 2015, which extends Medicare sequestration to 2025. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and which could result in reduced demand for our product candidates or additional pricing pressures.

In addition, the FDA’s laws, regulations, and policies remain the subject of agency and legislative proposals for reform, which could affect our product development, testing, marketing approvals, and post-market activities. For example, as discussed in the risk factor entitled “We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of KRN23, rhGUS, and rhPPCA”, there are proposals to reduce the exclusivity protections provided to biosimilar and interchangeable biologic products, and FDA has begun to issue policies regarding key aspects of the regulation of these products. Congress also is considering various proposals relating to FDA’s premarket approval process and other issues. For example, the 21st Century Cures Act, which passed the U.S. House of Representatives in July 2015, proposes a wide range of reforms, such as broadening the types of data required to support drug approval, extending protections from genetic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product program, and clarifying how manufacturers communicate about their products. It is uncertain whether these or similar proposals will be passed into law.

European Union

In the EU, the European Commission adopted the Commission Delegated Regulation (EU) No 2016/161 of 2 October 2015, supplementing Directive 2001/83/EC of the European Parliament and of the Council by laying down detailed rules for the safety features appearing on the packaging of medicinal products for human use. The Regulation lays down the rules for the features appearing on the packaging of these medicinal products, including, inter alia, the characteristics and technical specifications of the unique identifier that enables the authenticity of medicinal products to be verified and individual packs to be identified, the modalities for the verification of the safety features, and the list of medicinal products and product categories subject and not subject to prescription which shall not bear and bear (respectively) safety features.

The European Commission has also launched a series of public consultations that are aimed to the adoption of Notices and Guidelines which will serve the interpretation of currently applicable Regulations and Directives.

For example, from August 28, 2015 with closing date November 24, 2015 the European Commission launched four public consultations which concerned good manufacturing practices and clinical trials for human medicinal products. From November 16, 2015 to February 15, 2016, the European Commission opened a public consultation from the Commission on certain aspects of the application of Articles 3, 5 and 7 of Regulation (EC) No 141/2000 on orphan medicinal products. The purpose of the Consultation is to review the 2003 Communication on orphan medicinal products (which will be replaced with a Notice), in order to streamline the regulatory framework and to adapt the Communication to technical progress. The consultation focuses on a variety of elements of Regulation (EC) No 141/2000, which include the encouragement of development of orphan medicinal products for communicable diseases and the simplification of the procedure for the reassessment of orphan criteria when two authorization application procedures are pending in parallel for two orphan medicinal products.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed field, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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
•

the federal physician sunshine requirements under the PPACA requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

We currently have limited international operations, but our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of our product candidates. We currently conduct physician and patient association outreach activities, as well as clinical studies, outside of the United States and plan to maintain field forces representatives internationally in the future. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	introductions of new Health Authority requirements and/or changes in Health Authority expectations;
•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•	natural disasters and political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•	certain expenses including, among others, expenses for travel, translation, and insurance;

•

regulatory and compliance risks that relate to maintaining accurate information and control over commercial operations and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions; and

•	regulatory and compliance risks relating to doing business with any entity that is subject to sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

We may incur additional tax liabilities related to our operations.

We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities that involve significant management judgment for uncertain tax positions. The IRS or other domestic or foreign taxing authorities may disagree with our interpretation of tax law as applied to the operations of Ultragenyx or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected.

Our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. Such rate may be adversely affected by numerous factors, including changes in our operating structure, changes in the mix of our earnings among countries with differing statutory rates, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes, the availability of the U.S. research and development tax credit, and other changes in tax laws and regulations. We cannot give any assurance as to what our effective tax rate will be in the future because, among other things, there is uncertainty regarding the tax policies of the jurisdictions where we operate. Changes in tax laws, such as tax reform in the United States or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting, could impact our effective tax rate. Any significant increase in our future effective tax rate could reduce net income for future periods and may have a material adverse impact on our results of our operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our or our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, and business operations or environmental damage that could result in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages—and such liability could exceed our resources—and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

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

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber- attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, including protected health information, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber- attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.

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

The market price of our common stock has been, and is likely to continue to be, volatile, including for reasons unrelated to changes in our business. Our stock price could be subject to wide fluctuations in response to a variety of factors, including but not limited to the following:

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

•	the perception of limited market sizes or pricing for our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;

•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partner, or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of February 19, 2016, our executive officers, directors, greater than five percent stockholders, and their affiliates beneficially owned approximately 57% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain other stockholders may believe are in their best interests.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. An aggregate of 2,250,000 shares were available for issuance at the inception of the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year (as of January 1, 2015) by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 Plan each year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 600,000 shares were available for issuance at the inception of the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year (as of  January 1, 2015) by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future nor may we ever achieve profitability. To the extent that we continue to generate taxable losses, unused taxable losses will, subject to certain limitations, carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. An analysis to determine limitations upon our NOL carryforwards and other pre-change tax attributes for ownership changes that have occurred previously has been performed, resulting in a permanent decrease of NOL carryforwards in the amount of $6.9 million and a permanent decrease in research tax credit carryforwards in the amount of $0.3 million. As a result of these decreases and others that may occur as a result of future ownership changes, our ability to use our pre-change NOL carryforwards and other tax attribute carryforwards to offset U.S. federal taxable income and tax liabilities is limited and may become subject to even greater limitations, which could potentially accelerate or permanently increase future federal tax liabilities for us. In addition, there may be periods during which the use of state income tax NOL carryforwards and other state tax attribute carryforwards (such as state research tax credits) are suspended or otherwise limited, which could potentially accelerate or permanently increase future state tax liabilities for us.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. Although we have paid dividends to our holders of preferred stock in the past, including a $4.3 million cash dividend paid in connection with our initial public offering, or IPO, in February 2014, all dividends paid were agreed to at the time of the private placement financings. We currently intend to retain all available funds and any future earnings, if any, for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Provisions in our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our primary operations are conducted at the leased facilities described below.

We lease approximately 108,000 square feet of office space in Novato, California used primarily for corporate, clinical, regulatory, manufacturing, quality, and commercial functions. The lease for approximately 83,000 of the 108,000 square feet will expire on April 30, 2019 and the lease for approximately 25,000 of the 108,000 square feet will expire on December 31, 2020.

We also lease a 5,983 square foot facility in Novato, California used for research laboratory space. The rental term for this space will expire on September 15, 2019.

We also lease approximately 63,000 square feet of office space in Brisbane, California. The term of the lease will commence no later than May 1, 2016, and it expires on June 30, 2026.

We believe our facilities are adequate and suitable for our current needs, and that we will be able to obtain new or additional leased space in the future when necessary.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Select Market since January 31, 2014 under the symbol “RARE”. Prior to such time, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years. The following tables set forth the intraday high and low prices of our common stock as reported by NASDAQ from January 31, 2014, our first day of trading on NASDAQ, to December 31, 2015. On February 19, 2016, the closing price of our common stock on the NASDAQ Global Select Market was $63.27 per share.

	Fiscal 2014
	High	Low
First Quarter (January 31, 2014 through March 31, 2014)	$69.77	$35.15
Second Quarter	$60.00	$32.02
Third Quarter	$60.04	$37.77
Fourth Quarter	$58.33	$38.01

	Fiscal 2015
	High	Low
First Quarter	$65.35	$44.27
Second Quarter	$105.97	$56.11
Third Quarter	$137.05	$83.40
Fourth Quarter	$117.12	$79.34

As of February 19, 2016, we had 3 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from January 31, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $42.25 on January 31, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on January 31, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	January 31, 2014	December 31, 2014	December 31, 2015
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$103.86	$265.51
NASDAQ Composite Index	^IXIC	$100.00	$115.40	$122.02
NASDAQ Biotechnology Index	^NBI	$100.00	$123.70	$137.83

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

Issuer’s Purchases of Equity Securities

None

Item 6.  Selected Consolidated Financial Data

The information set forth below for the five years ended December 31, 2015 is not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$114,737	$45,967	$27,829	$12,641	$4,717
General and administrative	33,001	10,811	4,451	3,344	1,844
Total operating expenses	147,738	56,778	32,280	15,985	6,561
Loss from operations	(147,738)	(56,778)	(32,280)	(15,985)	(6,561)
Interest income	2,320	608	216	1	4
Interest expense	—	—	—	—	(270)
Other expense	(200)	(3,632)	(3,006)	(350)	(22)
Net loss	$(145,618)	$(59,802)	$(35,070)	$(16,334)	$(6,849)
Net loss attributable to common stockholders(1)	$(145,618)	$(64,610)	$(50,289)	$(19,561)	$(7,466)
Net loss per share attributable to common stockholders, basic and diluted	$(3.96)	$(2.25)	$(14.87)	$(14.20)	$(4.62)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,782,603	28,755,758	3,382,489	1,377,207	1,617,384

(1)	See Notes 2 and 12 to our audited consolidated financial statements of this report for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$536,256	$187,487	$53,377	$86,190	$10,645
Working capital	422,289	180,899	49,304	83,257	9,954
Total assets	559,569	197,967	59,649	88,316	12,129
Convertible preferred stock warrant liability	—	—	3,419	518	216
Convertible preferred stock	—	—	124,930	111,387	18,604
Total stockholders' equity (deficit)	531,090	184,945	(74,821)	(27,047)	(7,961)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this annual report entitled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. This discussion and other parts of this annual report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. In this annual report, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements, as described elsewhere herein. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014 and a Phase 3 adult study in December 2015.

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

Our substrate replacement therapy pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied in an open-label Phase 2 study for the treatment of LC-FAOD from which interim results were recently reported. LC-FAOD is a set of rare metabolic diseases that prevent the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The company is planning for a Phase 3 study that it expects to initiate in 2017 after discussions with regulatory authorities. UX007 is also in a Phase 2 study for the treatment of Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder. The Phase 2 study in Glut1 DS patients with seizures continues to enroll patients. A Phase 3 study in the movement disorder phenotype of Glut1 DS is expected to begin in the second half of 2016.

•

Ace-ER, or UX001, is an extended-release form of aceneuramic acid in a Phase 2 extension study for the treatment of GNE myopathy, a neuromuscular disorder that causes muscle weakness and wasting. We initiated a Phase 3 study in May 2015 and filed a Marketing Authorization Application, or MAA, seeking conditional approval from the European Medicines Agency, or EMA, for the use of Ace-ER in the treatment of GNE myopathy which was accepted in October 2015.

Financial Operations Overview

We are considered a clinical-stage company and have only a limited operating history. To date, we have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity securities.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $145.6 million, $59.8 million and $35.1 million for the years ended December 31, 2015, 2014 and 2013. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any revenue. We do not expect to recognize any significant revenue until we obtain regulatory approval for any product candidates that we develop and commercialize our products or enter into collaborative agreements with third parties.

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

Interest income

Interest income consists of interest earned on our cash, cash equivalents, and investments.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies in 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Accrued Research and Development, and Research and Development Expenses

As part of the process of preparing consolidated financial statements, we are required to estimate and accrue expenses, the largest of which is related to accrued research and development expenses. This process involves reviewing contracts and purchase orders, identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual costs.

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

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis and will revise in subsequent periods, if actual forfeitures differ from those estimates.

For the years ended December 31, 2015, 2014 and 2013 stock-based compensation expense was $24.9 million, $5.4 million and $0.7 million, respectively. As of December 31, 2015, we had $102.8 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 3.25 years.

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

All options to purchase shares of our common stock have been granted with an exercise price per share equal to the fair value per share of our common stock underlying those options on the date of grant. To assist our board of directors with the determination of the exercise price of our stock options and the fair value of the common stock underlying the options, we obtained third-party valuations of our common stock as of June 30, 2013, September 30, 2013, and November 30, 2013. Our board of directors considered the fair values of the common stock derived in the third-party valuations as one of the factors it considered when setting the exercise prices for options granted. Our board of directors also considered a range of objective and subjective factors and assumptions in estimating the fair value of our common stock on the date of grant, including:

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

As of December 31, 2015, our total deferred tax assets were $109.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2015	2014	Change	Change
Development candidate:
KRN23 (XLH)	$11,834	$4,691	$7,143	152%
KRN23 (TIO)	1,052	—	1,052	*
rhGUS	18,989	9,445	9,544	101%
UX007 (LC-FAOD)	11,807	8,739	3,068	35%
UX007 (Glut1 DS)	8,145	4,475	3,670	82%
Ace-ER	24,164	10,851	13,313	123%
Other research costs and preclinical costs	38,746	7,766	30,980	399%
Total research and development expenses	$114,737	$45,967	$68,770	150%

Research and development expenses increased $68.8 million for the twelve months ended December 31, 2015 compared to the same period in 2014. The increase in research and development expenses above is primarily due to:

•

for KRN23 (XLH), an increase of $7.1 million related to the continued development of our clinical program including the initiation of our Phase 3 adult study and other development and regulatory activities, net of KHK reimbursement;

•	for KRN23 (TIO), an increase of $1.1 million related to the initiation and development of our adult TIO study in 2015 and other development and regulatory activities, net of KHK reimbursement;
•	for rhGUS, an increase of $9.5 million related to an increase in manufacturing, quality, and clinical study related activities, including the enrollment of our Phase 3 study;
•

for UX007 (LC-FAOD), an increase of $3.1 million related to clinical manufacturing and the continued development of our clinical program and support of investigator-sponsored studies across multiple diseases;

•	for UX007 (Glut1 DS), an increase of $3.7 million related to the continued development of our clinical program, including patient identification efforts;
•

for Ace-ER, an increase of $13.3 million related to the increase in clinical, manufacturing, quality and regulatory activities for this program, including the initiation of our Phase 3 trial and efforts associated with the conditional MAA filing; and

•

an increase of $31.0 million in other research and development costs includes: $10.0 million for the Arcturus upfront license fee that was expensed in the fourth quarter of 2015, an increase of $3.9 million related to the continued development of our pre-clinical programs, and an increase of $17.1 million in non-program specific support and overhead costs, including stock compensation expenses.

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

General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2015	2014	Change	Change
General and administrative	$33,001	$10,811	$22,190	205%

General and administrative expenses increased $22.2 million for the year ended December 31, 2015 compared to the same period in 2014. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation and personnel costs resulting from an increase in employees in support of our operations.

We expect general and administrative expenses to increase to support our organizational growth, the costs of being a public company, and the growth of our global commercial operations.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2015	2014	Change	Change
Interest income	$2,320	$608	$1,712	282%

Interest income increased $1.7 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to funds invested from our underwritten public offerings in July 2015, February 2015 and July 2014.

Other Expense, net (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2015	2014	Change	Change
Other expense, net	$200	$3,632	$(3,432)	-94%

Other expense, net decreased $3.4 million for the year ended December 31, 2015 compared to the same period in 2014. This was primarily related to the fair value remeasurement of the liability related to our convertible preferred stock warrants. There was no corresponding expense in 2015 as the preferred stock warrants were converted to common stock warrants upon the completion of the IPO and are no longer subject to remeasurement.

Comparison of Years Ended December 31, 2014 and 2013

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2014	2013	Change	Change
Development candidate:
KRN23 (XLH)	$4,691	$821	$3,870	471%
rhGUS	9,445	7,180	2,265	32%
UX007 (LC-FAOD)	8,739	5,792	2,947	51%
UX007 (Glut1 DS)	4,475	2,400	2,075	86%
Ace-ER	10,851	8,054	2,797	35%
Other research costs and preclinical costs	7,766	3,582	4,184	117%
Total research and development expenses	$45,967	$27,829	$18,138	65%

Research and development expenses increased $18.1 million for the twelve months ended December 31, 2014 compared to the same period in 2013. The increase in research and development expenses above is primarily due to:

•

for KRN23 (XLH), an increase of $3.9 million related to the development and initiation of our pediatric study (in July 2014) and other development expenses since the product candidate was in-licensed in August 2013;

•	for rhGUS, an increase of $2.3 million related to an increase in manufacturing and clinical study related activities;

•

for UX007 (LC-FAOD), an increase of $2.9 million related to the initiation of our clinical program in 2013, support of investigator-sponsored studies, and costs related to manufacturing, partially offset by the $0.8 million we paid to exercise the option with Baylor Research Institute, or BRI, pursuant to our license agreement with BRI to license the rights to UX007 in all territories outside of North America in June 2013;

•	for UX007 (Glut1 DS), an increase of $2.1 million related to costs associated with the initiation of our clinical program and costs related to manufacturing;
•	for Ace-ER, an increase of $2.8 million related to the increase in clinical activities and related manufacturing for this program; and
•	an increase of $4.2 million in other research costs and preclinical costs for various other potential product candidates.

General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2014	2013	Change	Change
General and administrative	$10,811	$4,451	$6,360	143%

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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of common stock in our IPO and $521.4 million in net proceeds from the sale of common stock in our underwritten public offerings. As of December 31, 2015, we had $536.3 million in available cash, cash equivalents, and investments. Our cash, cash equivalents and investments are held in a variety of interest-bearing accounts, corporate debt securities, U.S government securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash used in operating activities	$(105,977)	$(44,634)	$(31,200)
Cash used in investing activities	(292,351)	(123,440)	(47,734)
Cash provided by financing activities	467,573	184,971	171
Net increase (decrease) in cash and cash equivalents	$69,245	$16,897	$(78,763)

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

Cash used in operating activities for the year ended December 31, 2015 was $106.0 million and reflected a net loss of $145.6 million, offset by non-cash charges of $1.4 million for depreciation and amortization, $5.6 million for the amortization of premium paid on purchased investments, and $24.9 million for stock-based compensation. Cash used in operating activities also reflected a $7.1 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, prepaid clinical costs, an increase in KHK receivable and an increase in interest receivable, and a $2.0 million decrease in accounts payable primarily due to the timing of payments. These increases were offset by a $0.2 million decrease in non-current assets as result of a decrease in manufacturing prepaid expenses and a $16.7 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, related costs as we continued to increase our research and development activities and employee bonuses.

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

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2015 was $292.4 million and related to purchases of investments of $624.2 million, purchases of property and equipment of $5.0 million and an increase of $1.5 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of investments of $249.0 million and the sale of investments of $89.3 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2015 was $467.6 million and was comprised of the net proceeds from the issuance of common stock from our underwritten public offerings and the exercise of stock options, restricted stock units, and warrants.

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

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We will likely require additional capital to fund our operations and complete our ongoing and planned clinical studies, and funding may not be available to us on acceptable terms or at all. We expect to satisfy future cash needs through existing capital balances or, if necessary, through equity or debt financings, or strategic collaborations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We may seek to raise any necessary additional capital through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at December 31, 2015 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$2,270	$8,381	$6,411	$13,791	$30,853
Manufacturing and service contracts	2,042	280	$145	$—	$2,467
Total	$4,312	$8,661	$6,556	$13,791	$33,320

Newly Adopted Accounting Pronouncements

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for the Company in fiscal year 2017. Early adoption is permitted. As permitted by ASU 2015-17, the Company early-adopted this standard and applied it retrospectively to all periods of the tax provision presented. As the Company has full valuation allowance against the deferred assets, there is no impact to the financial statements. The Company has reflected the change of this pronouncement in Note 10 to the financial statements.

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2015, we had cash, cash equivalents and investments totaling $536.3 million which includes bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2015. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and has concluded that such internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning, or ERP system, which will occur over a period of more than one year. During 2015, we completed the implementation of several significant ERP modules including core financial and purchasing modules. In connection with the implementation of the ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures. We will continue to implement additional ERP modules in a phased approach, including the implementation of supply chain modules which is currently in progress.

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

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ultragenyx Pharmaceutical Inc.:

We have audited Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ultragenyx Pharmaceutical Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ultragenyx Pharmaceutical Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Ultragenyx Pharmaceutical Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 25, 2016

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.
(1)	Consolidated Financial Statements
Consolidated Financial Statements—See Index to Consolidated Financial Statements at page F-1 of this report.
(2)	Consolidated Financial Statement Schedules

Consolidated Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

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
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director

Date: February 25, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil D. Kakkis, M.D., Ph.D. and Shalini Sharp, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.
	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
/s/ Shalini Sharp Shalini Sharp	Chief Financial Officer (Principal Financial Officer)	February 25, 2016
/s/ Theodore A. Huizenga Theodore A. Huizenga	Corporate Controller (Principal Accounting Officer)	February 25, 2016
/s/ Daniel G. Welch Daniel G. Welch.	Chairman of the Board	February 25, 2016
/s/ William Aliski William Aliski	Director	February 25, 2016
/s/ Matthew K. Fust Matthew K. Fust	Director	February 25, 2016
/s/ Michael Narachi Michael Narachi	Director	February 25, 2016
/s/ Clay B. Siegall Clay B. Siegall, Ph.D.	Director	February 25, 2016

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ultragenyx Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Ultragenyx Pharmaceutical Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 25, 2016

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$93,569	$24,324
Short-term investments	343,428	163,163
Restricted cash	150	—
Prepaid expenses and other current assets	13,060	5,929
Total current assets	450,207	193,416
Property and equipment, net	7,373	3,033
Restricted cash	2,135	744
Long-term investments	99,259	—
Other assets	595	774
Total assets	$559,569	$197,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,942	$4,857
Accrued liabilities	24,784	7,575
Deferred rent—current portion	192	85
Total current liabilities	27,918	12,517
Other liabilities	561	505
Total liabilities	28,479	13,022

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of December 31, 2015 and 2014	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 38,882,394 and 31,934,682 shares issued and outstanding as of December 31, 2015 and 2014	39	32
Additional paid-in capital	816,578	324,128
Accumulated other comprehensive loss	(868)	(174)
Accumulated deficit	(284,659)	(139,041)
Total stockholders’ equity	531,090	184,945
Total liabilities and stockholders’ equity	$559,569	$197,967

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$114,737	$45,967	$27,829
General and administrative	33,001	10,811	4,451
Total operating expenses	147,738	56,778	32,280
Loss from operations	(147,738)	(56,778)	(32,280)
Other income (expense), net:
Interest income	2,320	608	216
Other expense, net	(200)	(3,632)	(3,006)
Total other income (expense), net	2,120	(3,024)	(2,790)
Net loss	$(145,618)	$(59,802)	$(35,070)
Net loss attributable to common stockholders	$(145,618)	$(64,610)	$(50,289)
Net loss per share attributable to common stockholders, basic and diluted	$(3.96)	$(2.25)	$(14.87)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,782,603	28,755,758	3,382,489

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(145,618)	$(59,802)	$(35,070)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(694)	(185)	11
Total comprehensive loss	$(146,312)	$(59,987)	$(35,059)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2012	34,349,894	$37,458	27,081,680	$73,929	3,458,928	$3	$8	$—	$(27,058)	$(27,047)
Issuance of common stock upon exercise of stock options	—	—	—	—	307,361	1	170	—	—	171
Employee stock-based compensation	—	—	—	—	—	—	389	—	—	389
Stock-based compensation expense related to founder’s stock	—	—	—	—	—	—	268	—	—	268
Accretion on convertible preferred stock	—	13,543	—	—	—	—	(835)	—	(12,708)	(13,543)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	(35,070)	(35,070)
Balance as of December 31, 2013	34,349,894	51,001	27,081,680	73,929	3,766,289	4	—	11	(74,836)	(74,821)
Accretion on convertible preferred stock	—	4,430	—	—	—	—	(27)		(4,403)	(4,430)
Conversion of convertible preferred stock to common stock	(34,349,894)	(55,431)	(27,081,680)	(73,929)	19,598,486	19	129,341	—	—	129,360
Reclassification of preferred stock warrant liability	—	—	—	—	—	—	6,743	—	—	6,743
Issuance of common stock in connection with initial public offering, net of issuance costs and preferred stock dividend	—	—	—	—	6,624,423	7	121,704	—	—	121,711
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	—	—	1,613,879	2	60,237	—	—	60,239
Employee stock-based compensation	—	—	—	—	—	—	5,394		—	5,394
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	331,605	—	736	—	—	736
Unrealized loss on available-for-sale securities					—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	—	—	(59,802)	(59,802)
Balance as of December 31, 2014	—	—	—	—	31,934,682	32	324,128	(174)	(139,041)	184,945
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	—	—	5,980,000	6	461,130	—	—	461,136
Employee stock-based compensation	—	—	—	—	—	—	24,884		—	24,884
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	957,587	1	7,354	—	—	7,355
Restricted stock units vested during the period, net					10,125	—	(918)			(918)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(694)	—	(694)
Net loss	—	—	—	—	—	—	—	—	(145,618)	(145,618)
Balance as of December 31, 2015	—	$—	—	$—	38,882,394	$39	$816,578	$(868)	$(284,659)	$531,090

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(145,618)	$(59,802)	$(35,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,384	684	444
Amortization of premium on investment securities	5,637	3,600	1,413
Stock-based compensation	24,884	5,394	657
Revaluation of convertible preferred stock warrant liability	—	3,324	2,901
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,131)	(4,081)	(1,593)
Other assets	179	(411)	(2,615)
Accounts payable	(1,982)	3,177	237
Accrued expenses and other liabilities	16,670	3,481	2,426
Net cash used in operating activities	(105,977)	(44,634)	(31,200)

Investing activities:
Purchase of property and equipment	(4,955)	(2,149)	(407)
Purchase of investments	(624,226)	(208,972)	(63,953)
Proceeds from sale of investments	89,321	5,002	—
Proceeds from maturities of investments	249,050	82,972	16,601
Decrease (increase) in restricted cash	(1,541)	(293)	25
Net cash used in investing activities	(292,351)	(123,440)	(47,734)

Financing activities:
Proceeds from issuance of common stock, net	467,573	189,317	171
Payment of preferred stock dividend	—	(4,346)	—
Net cash provided by financing activities	467,573	184,971	171
Net increase (decrease) in cash and cash equivalents	69,245	16,897	(78,763)
Cash and cash equivalents at beginning of year	24,324	7,427	86,190
Cash and cash equivalents at end of year	$93,569	$24,324	$7,427

Supplemental disclosures of non-cash investing and financing information:
Costs of fixed assets included in accounts payable and accrued liabilities	$769	$243	$—
Reclassification of warrant liability to equity upon conversion to common stock warrants	$—	$6,743	$—
Conversion of Series A and Series B preferred stock to common stock	$—	$129,360	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements

1.       Organization and Basis of Presentation

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating metabolic genetic diseases. The Company is currently conducting a Phase 3 study of aceneuramic acid extended-release (Ace-ER) in patients with GNE myopathy (GNEM), which is also known as hereditary inclusion body myopathy (HIBM), a progressive muscle-wasting disorder; a Phase 3 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease; a Phase 2 clinical study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; and Phase 2 and Phase 3 studies of KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, in patients with X-linked hypophosphatemia (XLH) and tumor-induced osteomalacia (TIO), both rare diseases that impair bone mineralization. The Company operates in the United States of America and has one reportable segment.

In the course of its research activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. Through December 31, 2015, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

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

2.       Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Ultragenyx Pharmaceutical Inc. and our subsidiaries. All intercompany balances and transactions have been eliminated.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, warrants, common stock, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The useful lives of the property and equipment are as follows:

Research and development equipment	5 years
Furniture and office equipment	5 years
Computer equipment	3 years
Software	3-5 years
Leasehold improvements	Shorter of lease term or estimated useful life

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Restricted Cash

Restricted cash includes money market accounts with one of the Company’s financial institutions as collateral for its obligations under its facility leases of the Company’s corporate headquarters in Novato, California and for its facilities in Brisbane, California. Restricted cash also includes a savings account associated with a credit card agreement at one of the Company’s financial institutions.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The Company is currently assessing the future impact of this ASU in the financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for the Company in fiscal year 2017. Early adoption is permitted. As permitted by ASU 2015-17, the Company early-adopted this standard and applied it retrospectively to all periods of the tax provision presented. As the company has full valuation allowance against the deferred assets, there is no impact to the financial statements. The Company has reflected the change of this pronouncement in Note 10, Income Taxes.

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

The Company’s financial instruments consist of Level 1 and Level 2 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds are classified as Level 1.  Level 2 assets consist primarily of corporate bonds, asset backed securities, commercial paper and U.S. Government agency securities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$53,254	$—	$—	$53,254
Corporate bonds	—	370,445	—	370,445
Asset-backed securities	—	29,302	—	29,302
U.S. Government agency securities	—	47,452	—	47,452
Commercial paper	—	13,887	—	13,887
Total financial assets	$53,254	$461,086	$—	$514,340

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,627	$—	$—	$8,627
Corporate bonds	—	152,942	—	152,942
Asset-backed securities	—	9,542	—	9,542
U.S. Government agency securities	—	4,485	—	4,485
Other	—	209	—	209
Total financial assets	$8,627	$167,178	$—	$175,805

4.       Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$53,254	$—	$—	$53,254
Corporate bonds classified as cash equivalents	18,403	—	(4)	18,399
Commercial Paper classified as short-term investments	13,887	—	—	13,887
Corporate bonds classified as short-term investments	282,386	9	(397)	281,998
Asset-backed securities classified as short-term investments	15,019	—	(27)	14,992
U.S Government agency securities classified as short-term investments	32,628	—	(77)	32,551
Corporate bonds classified as long-term investments	70,309	2	(263)	70,048
Asset-backed securities classified as long-term investments	14,337	—	(27)	14,310
U.S. Government agency securities classified as long-term investments	14,985	—	(84)	14,901
Total	$515,208	$11	$(879)	$514,340

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2015, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2015	2014
Research and development equipment	$1,302	$712
Furniture and office equipment	944	572
Computer equipment	628	268
Software	1,622	821
Leasehold improvements	3,466	2,141
Construction-in-progress	2,276	—
Property and equipment, gross	10,238	4,514
Less accumulated depreciation	(2,865)	(1,481)
Property and equipment, net	$7,373	$3,033

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1.4 million, $0.7 million and $0.4 million respectively. Amortization of leasehold improvements and software is included in depreciation expense.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Research and clinical trial expenses	$9,764	$2,703
Payroll and related expenses	9,423	4,205
Consulting service expenses	4,193	122
Other	1,404	545
Total accrued liabilities	$24,784	$7,575

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The Company may make future payments that aggregate up to 200 million Yen (approximately $1.7 million based on the exchange rate at December 31, 2015) that are contingent upon attainment of various development and approval milestones. The Company will pay a mid-single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved.

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

Baylor Research Institute License Agreement

In September 2012, the Company entered into a license agreement with Baylor Research Institute (BRI). Under the terms of this license agreement, BRI exclusively licensed to the Company certain intellectual property related to triheptanoin for North America. In June 2013, the Company notified BRI that it was exercising its option pursuant to the agreement to license the rights to triheptanoin in all territories outside of the United States, Canada and Mexico and paid the option exercise fee of $0.8 million.

The Company may make future payments of up to $10.5 million contingent upon attainment of various development milestones and $7.5 million contingent upon attainment of various sales milestones. Additionally, the Company will pay to BRI a mid-single digit royalty on net sales of the licensed product in the licensed territories, if such product sales are ever achieved.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK), which was amended in August 2015. Under the terms of this collaboration and license agreement, the Company and KHK will collaborate on the development and commercialization of certain products containing KRN23, an antibody directed towards FGF23, in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union, Switzerland, and Turkey, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date; the Company will also be the lead party for core development activities conducted in Japan and Korea, provided that the core development plan related to Japan and Korea shall be limited to clinical trials mutually agreed to by the Company and KHK. The Company will share the costs for development activities in the profit share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KHK and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. The Company is obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If KRN23 is approved, the Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize KRN23 in the European territory, and the Company will develop and commercialize KRN23 in Latin America. KHK will manufacture and supply KRN23 for clinical use globally and will manufacture and supply KRN23 for commercial use in the profit share territory and Latin America.

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company’s expenses were reduced by $10.8 million and $4.0 million for reimbursable costs for the years ended December 31, 2015 and 2014, respectively, for its share of the costs as research and development. As of December 31, 2015 and 2014, the Company had receivables in the amount of $3.8 million and $1.3 million, respectively, for this collaboration arrangement.

Arcturus Research Collaboration and License Agreement

In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus Therapeutics, Inc. (Arcturus). The Company and Arcturus will collaborate on the research and development of therapies for select rare diseases. As consideration for entering into the arrangement, the Company paid Arcturus an upfront fee of $10.0 million. Arcturus will have the primary responsibility for conducting certain research services, funded by the Company, and the Company will be responsible for development and commercialization costs.

6.      Common Stock Warrants

In connection with various financing activities, the Company issued preferred stock warrants. The Company determined the fair value of the warrants using an option-pricing method to allocate the equity value of the Company to the warrants based on the Company’s capital structure. The equity value was estimated using the back-solve method, whereby the equity value was derived from a recent transaction involving the Company’s own securities. The fair value ascribed to these warrants upon their issuance was $0.2 million. Upon the closing of the Company’s IPO in February 2014, the warrants were converted into warrants to purchase common stock. Accordingly, the warrants were reclassified from a liability to permanent equity and were no longer subject to remeasurement.

The table sets forth the outstanding common stock warrants for the years presented:

Outstanding at December 31, 2015	Outstanding at December 31, 2014	Date Issued	Term	Exercise Price
83,167	83,167	June 2010	10 years	$3.006
—	174,651	February 2011	10 years	3.006
66,533	66,533	June 2011	10 years	3.006
149,700	324,351

The fair value of the warrants was estimated to be $6.7 million and $3.4 million as of January 30, 2014 (pricing date of IPO) and December 31, 2013, respectively. The Company recorded $0, $3.3 million and $2.9 million to other expense, net, for the years ended December 31, 2015, 2014 and 2013 respectively, representing the change in fair value of the warrants for the respective period.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

7.      Common Stock

The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2015, no common stock dividends had been declared by the board of directors.

The Company had reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2015	2014
Common stock warrants outstanding	149,700	324,351
2011 equity incentive plan outstanding	1,212,931	1,960,225
2014 equity incentive plan outstanding	2,811,183	810,250
Shares available for future stock option grants	709,966	1,439,750
Employee stock purchase plan	950,295	600,000
	5,834,075	5,134,576

8.      Stock-Based Awards

2011 Equity Incentive Plan

In 2011, the Company adopted the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the board of directors. Under the terms of the 2011 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive stock options must be at least 110% of fair market of the common stock on the grant date, as determined by the board of directors. The terms of options granted under the 2011 Plan may not exceed ten years. Options granted generally vest over a period of four years. Typically, the vesting schedule for option grants to newly hired employees provides that 1/4 of the grant vests upon the first anniversary of the employee’s date of hire, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. All other employee options typically vest in equal monthly installments over the four-year vesting schedule. In connection with the Company’s IPO, no further grants subsequent to the IPO were made under this plan and all remaining shares available for grant were transferred to the 2014 Incentive Plan.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans, including the 2011 Plan and the 2014 Plan and related information:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2012	1,520,967	$0.47	9.11	$2,038
Options granted	1,267,797	5.80
Options exercised	(307,366)	0.55
Options cancelled	(252,515)	1.26
Outstanding — December 31, 2013	2,228,883	$3.41	8.91	$19,468
Options granted	932,555	41.12
Options exercised	(305,090)	2.14
Options cancelled	(116,873)	8.92
Outstanding — December 31, 2014	2,739,475	$16.15	8.43	$79,840
Options granted	2,013,350	90.60
Options exercised	(795,825)	8.65
Options cancelled	(130,037)	31.49
Outstanding — December 31, 2015	3,826,963	$56.36	8.58	$217,386
Vested and exercisable — December 31, 2015	898,924	$13.30	7.14	$88,886
Vested and expected to vest — December 31, 2015	3,681,683	$55.27	8.56	$212,968

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2015. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $59.0 million, $12.1 million and $1.0 million, respectively. Cash received from the exercise of options was $6.9 million, $0.7 million, and $0.2 million as of December 31, 2015, 2014, and 2013, respectively.

The options outstanding and exercisable by exercise price as of December 31, 2015 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Numbers of Shares	Weighted-Average Remaining Contractual Term (in Years)	Numbers of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
$0.31 to $1.32	454,420	6.11	411,883	$0.44	6.06
$1.33 to $9.03	542,555	7.67	222,173	5.26	7.68
$9.04 to $37.65	381,173	8.18	102,800	22.56	8.14
$37.66 to $53.33	334,273	8.78	77,966	45.83	8.54
$53.34 to $59.45	362,792	8.74	80,213	55.85	8.50
$59.46 to $79.33	188,500	9.33	3,889	59.95	9.27
$79.34 to $85.96	533,500	9.39	—	—	—
$85.97 to $98.72	339,750	9.56	—	—	—
$98.73 to $115.30	316,500	9.76	—	—	—
$115.31 to $131.47	373,500	9.61	—	—	—
	3,826,963	8.58	898,924	$13.30	7.14

The weighted-average estimated fair value of stock options granted was $54.90, $26.58 and $3.82 per share of the Company’s common stock during the years ended December 31, 2015, 2014, and 2013, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The total estimated fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $10.7 million, $2.0 million, and $0.1 million, respectively.

Restricted Stock Units

In 2015 and 2014, the Company granted 187,260 and 31,000 Restricted Stock Units (RSUs) under the 2014 Plan to employees with a weighted-average grant date fair value of $89.67 and $53.23, respectively. The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two to four years. The total fair value of 18,209 shares vested during 2015 was approximately $1.0 million with an aggregate intrinsic value of the shares of $2.1 million. As of December 31, 2015, the total unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $14.5 million, which the Company expects to recognize over an estimated weighted-average period of 3.4 years. The total outstanding RSUs at December 31, 2015 were 197,151 shares at a weighted-average grant date fair value of $87.24.

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

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$17,100	$4,116	$293
General and administrative	7,784	1,278	364
Total stock-based compensation expense	$24,884	$5,394	$657

As of December 31, 2015, the total unrecognized compensation expense related to 2.9 million unvested options, net of estimated forfeitures, was $102.8 million, which the Company expects to recognize over an estimated weighted-average period of 3.25 years.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term	6.23 years	6.23 years	6.25 years
Expected volatility	65%	70%	74%
Risk-free interest rate	1.8%	1.9%	0.7% to 1.6%
Expected dividend rate	0.0%	0.0%	0.0%

9.       Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Prior to 2015, the Company had not provided any contributions to the plan. In 2015, the Company began to make contributions to the Plan for eligible participants, and recorded $0.6 million as contribution expenses for the year ended December 31, 2015.

10.      Income Taxes

The Company did not record a provision or benefit for income taxes during the years ended December 31, 2015, 2014 and 2013. The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	7.5	4.6	5.0
Federal tax credits	5.9	6.7	8.2
Other	0.8	—	—
Nondeductible permanent items	—	(1.2)	(2.9)
Stock compensation	(1.3)	(1.4)	(0.6)
Uncertain tax positions	(7.7)	—	0.9
Change in valuation allowance	(39.2)	(42.7)	(44.6)
Provision for income taxes	—	—	—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$61,503	$32,500
Tax credits	33,881	16,737
Stock options	6,680	1,058
Accruals and reserves	2,541	476
Fixed assets and intangibles	4,442	455
Other	432	113
Total deferred tax assets	109,479	51,339
Valuation allowance	(109,479)	(51,339)
Net deferred tax assets	$—	$—

As of December 31, 2015 and 2014, the Company had approximately $225.5 million and $89.0 million of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030. As of December 31, 2015 and 2014, the Company had approximately $255.0 million and $90.1 million of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015 and 2014, the Company had federal research tax credit carryforwards of approximately $1.7 million and $1.0 million available to reduce future tax liabilities that will begin to expire in 2030. As of December 31, 2015 and 2014, the Company had state research credit carryforwards of approximately $4.3 million and $1.6 million available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2015 and 2014, the Company had federal Orphan Drug Credits of approximately $35.2 million and $21.9 million available to reduce future tax liabilities that will begin to expire in 2030.

The Company’s ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations pursuant to Internal Revenue Code Sections 382 and 383 as a result of ownership changes in the past and future. As a result of ownership changes in 2012 and 2011, $3.3 million of federal net operating loss carryforwards, $3.6 million of state net operating loss carryforwards, and $0.3 million of federal tax credits are permanently limited.  Deferred tax assets for net operating losses and tax credits have been reduced and a corresponding adjustment to the valuation allowance has been recorded.

The valuation allowance increased by $58.1 million and $25.6 million during the year ended December 31, 2015 and 2014, respectively.

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$7,275	$3,725	$1,551
Additions based on tax positions related to current year	15,628	3,550	2,169
Additions for tax positions of prior years	5,505	—	—
Reductions for tax positions of prior years	(4,398)	—	5
Balance at end of year	$24,010	$7,275	$3,725

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2015 and 2014, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

The Company files income tax returns in the U.S. federal, California, and other state tax jurisdictions. The federal and state income tax returns from inception to December 31, 2015 remain subject to examination.

11.       Commitments and Contingencies

Facilities

In December 2015, the Company entered into a lease agreement for office facilities in Brisbane, California, which provided for a tenant improvement allowance of up to $3.7 million. This operating lease is expected to commence in May 2016 and expires 122 months after the commencement date. At the end of the lease term, the Company has the option to extend the lease for two additional consecutive terms of five years each. As provided in the lease agreement, monthly lease payments are subject to annual increases as defined in the lease agreement.

Under the terms of the lease agreement and the addendum of its Brisbane office facility, the Company provided the lessor with an irrevocable letter of credit. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease. Provided there has been no default on the lease, the Company may reduce the amount of the letter of credit by $0.7 million on the fifth anniversary of the commencement date. As of December 31, 2015, the current amount of restricted cash and amount of the irrevocable letter of credit in connection with the lease agreement was $1.4 million.

The Company leases office space and research, testing and manufacturing laboratory space in various facilities in Novato, California, under operating agreements expiring at various dates through 2020 and include tenant improvement allowance up to $1.5 million. Certain of the leases provide for options by the Company to extend the lease for multiple five-year renewal periods and also provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases.

Under the terms of the lease agreement and the addendum of its Novato office facility, the Company provided the lessor with an irrevocable letter of credit. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease. Provided there has been no default on the lease, the Company may reduce the amount of the letter of credit by $0.1 million on each anniversary date effective May 1, 2014. As of December 31, 2015, the current amount of restricted cash and amount of the irrevocable letter of credit in connection with the lease agreement was $0.8 million.

The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating lease. Rent expense was $1.4 million, $0.6 million, and $0.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Other Commitments

The Company has various manufacturing, clinical, research, and other contracts with vendors in the conduct of the normal course of its business. Other than as noted below, contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received at the time the termination became effective.

As of December 31, 2015, the aggregate future minimum lease payments under the noncancelable operating lease arrangements and future payments under contractually binding manufacturing and service agreements are as follows (in thousands):

Year Ending December 31,	Leases	Manufacturing and Services
2016	$2,270	$2,042
2017	3,877	190
2018	4,504	90
2019	3,543	83
2020	2,868	62
Thereafter	13,791	—
	$30,853	$2,467

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

12.      Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(145,618)	$(59,802)	$(35,070)
Accretion and dividends on convertible preferred stock	—	(4,808)	(15,219)
Net loss attributable to common stockholders	$(145,618)	$(64,610)	$(50,289)
Denominator:
Weighted-average common shares outstanding	36,782,603	28,755,758	3,583,522
Less: weighted-average unvested common shares subject to repurchase	—	—	(201,033)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,782,603	28,755,758	3,382,489
Net loss per share attributable to common stockholders, basic and diluted	$(3.96)	$(2.25)	$(14.87)

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Convertible preferred stock	—	1,610,834	19,598,486
Stock options to purchase common stock	3,247,925	2,572,729	1,666,036
Unvested restricted stock units	120,582	9,715	—
Common stock subject to repurchase	—	—	201,033
Convertible preferred stock warrants	—	29,051	353,459
Common stock warrants	195,762	318,666	—
	3,564,269	4,540,995	21,819,014

13.     Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein (in thousands, except share and per share data):

	2015
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$21,502	$30,142	$39,936	$56,158
Net loss	(21,379)	(29,787)	(39,232)	(55,220)
Net loss attributable to common stockholders	(21,379)	(29,787)	(39,232)	(55,220)
Net loss per share applicable to common stockholders, basic and diluted	$(0.63)	$(0.83)	$(1.03)	$(1.42)

	2014
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$10,339	$13,661	$15,835	$16,943
Net loss	(13,630)	(13,585)	(15,849)	(16,738)
Net loss attributable to common stockholders	(18,438)	(13,585)	(15,849)	(16,738)
Net loss per share applicable to common stockholders, basic and diluted	$(0.85)	$(0.45)	$(0.50)	$(0.52)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.3	Warrant, dated as of June 30, 2010, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.3
4.4	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.6
4.5	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.7
4.6	Amended and Restated Investors’ Rights Agreement, dated as of December 18, 2012, among the Registrant and the investors named therein	S-1	11/8/2013	4.8
10.1†	Collaboration and License Agreement, dated as of August 29, 2013, between the Registrant and Kyowa Hakko Kirin Co., Ltd.	S-1	12/23/2013	10.1

10.2	Amendment No. 1 to Collaboration and License Agreement, dated as of August 24, 2015, between the Registrant and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.3†	License Agreement, dated as of March 1, 2011, between the Registrant and AAIPharma Services Corp.	S-1	12/23/2013	10.2
10.4†	License Agreement, dated as of September 20, 2012, between the Registrant and Baylor Research Institute	S-1	12/23/2013	10.3
10.5†	Amendment to the License Agreement, dated as of March 22, 2013, between the Registrant and Baylor Research Institute	S-1	11/8/2013	10.4
10.6†	Exclusive License Agreement, dated as of April 23, 2012, between the Registrant and HIBM Research Group	S-1	11/8/2013	10.5
10.7†	Collaboration and License Agreement, dated as of September 30, 2010, between the Registrant and Nobelpharma Co., Ltd.	S-1	12/23/2013	10.6

10.8†	First Amendment to the Collaboration and License Agreement, dated August 10, 2015, between the Registrant and Nobelpharma Co., Ltd.	10-Q	11/10/2015	10.1
10.9†	License Agreement, dated as of September 1, 2012, between the Registrant and St. Jude Children’s Research Hospital	S-1	12/23/2013	10.7

10.10	First Amendment to License Agreement, dated as of March 1, 2014, between the Registrant and St. Jude Children’s Research Hospital	10-Q	8/11/2014	10.1
10.11†	Exclusive License Agreement, dated as of November 22, 2010, between the Registrant and Saint Louis University	S-1	12/23/2013	10.8
10.12†	Supply Agreement, dated as of November 19, 2012, between the Registrant and CREMER OLEO GmbH & Co KG	S-1	12/23/2013	10.9
10.13†	Development and Clinical Supply Agreement, dated as of August 31, 2012, between the Registrant and Rentschler Biotechnologie GmbH	S-1	11/8/2013	10.10

10.14	Amendment 1 to the Development and Clinical Supply Agreement, effective as of November 4, 2014, by and between the Registrant and Rentschler Biotechnologie GmbH	10-K	3/27/2015	10.34

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.15#	2011 Equity Incentive Plan (including forms of Stock Option Grant Notice and Stock Option Agreement thereunder)	S-1	11/8/2013	10.11
10.16#	Amendment to the 2011 Equity Incentive Plan	S-1	11/8/2013	10.12
10.17#	2014 Incentive Plan	S-1	1/17/2014	10.13
10.18#	Form of Incentive Stock Option Agreement	S-1	1/17/2014	10.14
10.19#	Form of Non Statutory Stock Option Agreement (Employees)	S-1	1/17/2014	10.15
10.20#	Form of Non-Statutory Stock Option Agreement (Directors)	S-1	1/17/2014	10.16
10.21#	Form of Restricted Stock Unit Agreement (Employees)	S-1	1/17/2014	10.17
10.22#	Form of Restricted Stock Unit Agreement (Directors)	S-1	1/17/2014	10.18
10.23#	2014 Employee Stock Purchase Plan	S-1	1/17/2014	10.19
10.24#	Executive Employment Agreement, dated as of June 15, 2011, between the Registrant and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18

10.25#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, by and between the Registrant and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2
10.26#	Offer Letter, dated as of October 31, 2011, between the Registrant and Thomas Kassberg	S-1	11/8/2013	10.19

10.27#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.28#	Offer Letter, dated as of March 12, 2012, between the Registrant and Shalini Sharp	S-1	11/8/2013	10.20

10.29#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	10-Q	8/11/2014	10.4

10.30#	Offer Letter, dated as of June 17, 2014, between the Registrant and Sunil Agarwal, M.D.	10-Q	8/14/2015	10.1

10.31#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between the Registrant and Sunil Agarwal, M.D.	10-Q	8/14/2015	10.2
10.32#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.33	Standard Lease, dated as of July 5, 2011, between the Registrant and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22

10.34	Addendum One to Standard Lease, dated as of July 5, 2011, between the Registrant and Condiotti Enterprises, Inc.				X

10.35	Addendum Two to Standard Lease, dated as of March 7, 2012, between the Registrant and Condiotti Enterprises, Inc.				X

10.36	Addendum #3 to Standard Lease, effective as of February 12, 2014, by and between the Registrant and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1

10.37	Addendum #4 to Standard Lease, effective as of March 9, 2015, by and between the Registrant and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1

10.38	Addendum #5 to Standard Lease, effective as of April 7, 2015, by and between the Registrant and Condiotti Enterprises, Inc.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.39	License and Services Agreement, dated as of September 24, 2010, between the Registrant and The Buck Institute for Age Research	S-1	11/8/2013	10.23
10.40	Amendment No. 1 to License and Services Agreement, dated as of September 4, 2012, between the Registrant and The Buck Institute for Research on Aging	S-1	11/8/2013	10.24

10.41	Amendment No. 2 to License and Services Agreement, effective as of September 15, 2014, by and between the Registrant and The Buck Institute for Research on Aging	10-Q	11/10/2014	10.1

10.42	Amendment No. 3 to License and Services Agreement, effective September 21, 2015, between the Registrant and The Buck Institute for Research on Aging	10-Q	11/10/2015	10.3

10.43	Lease Agreement between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc., dated as of December 8, 2015				X
10.44#	Corporate Bonus Plan	S-1	1/17/2014	10.27
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
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