Form 10-Q
period 2016-03-31
Ultragenyx Pharmaceutical Inc.
filed 2016-05-10
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☑

As of May 4, 2016, the registrant had 39,020,576 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of commencing our clinical studies and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress, and results of future preclinical studies and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our financial performance and expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed under Part II, Item 1A. Risk Factors and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$70,763	$93,569
Short-term investments	341,092	343,428
Restricted cash	1,291	150
Prepaid expenses and other current assets	17,088	13,060
Total current assets	430,234	450,207
Property and equipment, net	13,418	7,373
Restricted cash	2,537	2,135
Long-term investments	75,932	99,259
Other assets	2,063	595
Total assets	$524,184	$559,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,012	$2,942
Accrued liabilities	23,565	24,784
Deferred rent—current portion	303	192
Total current liabilities	29,880	27,918
Other liabilities	4,480	561
Total liabilities	34,360	28,479
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock — 250,000,000 shares authorized; 38,992,346 and 38,882,394 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	39	39
Additional paid-in capital	827,109	816,578
Accumulated other comprehensive income (loss)	92	(868)
Accumulated deficit	(337,416)	(284,659)
Total stockholders’ equity	489,824	531,090
Total liabilities and stockholders’ equity	$524,184	$559,569

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$40,415	$17,364
General and administrative	13,207	4,138
Total operating expenses	53,622	21,502
Loss from operations	(53,622)	(21,502)
Other income (expense), net:
Interest income	984	273
Other expense, net	(119)	(150)
Total other income (expense), net	865	123
Net loss	$(52,757)	$(21,379)
Net loss per share, basic and diluted	$(1.35)	$(0.63)
Shares used in computing net loss per share, basic and diluted	38,970,151	34,008,830

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(52,757)	$(21,379)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	960	80
Total comprehensive loss	$(51,797)	$(21,299)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(52,757)	$(21,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	201
Amortization of premium (discount) on investment securities, net	1,828	965
Stock-based compensation	10,217	2,408
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,028)	(948)
Other assets	(1,468)	(7)
Accounts payable	2,638	437
Accrued liabilities and other liabilities	(1,869)	664
Net cash used in operating activities	(44,895)	(17,659)

Investing activities:
Purchase of property and equipment	(1,477)	(459)
Purchase of investments	(118,130)	(77,254)
Proceeds from the sale of investments	11,494	12,766
Proceeds from maturities of investments	131,431	62,240
Increase in restricted cash	(1,543)	(1,358)
Net cash provided by (used in) investing activities	21,775	(4,065)

Financing activities:
Proceeds from issuance of common stock, net	314	175,440
Net cash provided by financing activities	314	175,440
Net increase (decrease) in cash and cash equivalents	(22,806)	153,716
Cash and cash equivalents at beginning of period	93,569	24,324
Cash and cash equivalents at end of period	$70,763	$178,040

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating metabolic genetic diseases. The Company is currently conducting a Phase 3 study of aceneuramic acid extended-release (Ace-ER) in patients with GNE myopathy, which is also known as hereditary inclusion body myopathy (HIBM), a progressive muscle-wasting disorder; a Phase 3 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease; a Phase 2 clinical study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; and Phase 2 and Phase 3 studies of KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, in patients with X-linked hypophosphatemia (XLH) and tumor-induced osteomalacia (TIO), both rare diseases that impair bone mineralization. The Company operates as one reportable segment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. general accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 26, 2016 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The condensed balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of expenses in the condensed consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

3.	Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$44,133	$—	$—	$44,133
Corporate bonds	—	318,215	—	318,215
Asset-backed securities	—	38,998	—	38,998
U.S. Government Treasury and agency securities	13,979	47,598	—	61,577
Commercial paper	—	9,985	—	9,985
Total financial assets	$58,112	$414,796	$—	$472,908

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$53,254	$—	$—	$53,254
Corporate bonds	—	370,445	—	370,445
Asset-backed securities	—	29,302	—	29,302
U.S. Government Treasury and agency securities	—	47,452	—	47,452
Commercial paper	—	13,887	—	13,887
Total financial assets	$53,254	$461,086	$—	$514,340

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$44,133	$—	$—	$44,133
Corporate bonds classified as cash equivalents	11,753	—	(2)	11,751
Commercial paper classified as short-term investments	9,985	—	—	9,985
Corporate bonds classified as short-term investments	262,257	121	(94)	262,284
Asset-backed securities classified as short-term investments	29,737	9	(8)	29,738
U.S. Government Treasury and agency securities classified as short-term investments	39,095	4	(14)	39,085
Corporate bonds classified as long-term investments	44,129	78	(27)	44,180
Asset-backed securities classified as long-term investments	9,246	14	—	9,260
U.S. Government Treasury and agency securities classified as long-term investments	22,481	18	(7)	22,492
Total	$472,816	$244	$(152)	$472,908

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$53,254	$—	$—	$53,254
Corporate bonds classified as cash equivalents	18,403	—	(4)	18,399
Commercial paper classified as short-term investments	13,887	—	—	13,887
Corporate bonds classified as short-term investments	282,386	9	(397)	281,998
Asset-backed securities classified as short-term investments	15,019	—	(27)	14,992
U.S. Government Treasury and agency securities classified as short-term investments	32,628	—	(77)	32,551
Corporate bonds classified as long-term investments	70,309	2	(263)	70,048
Asset-backed securities classified as long-term investments	14,337	—	(27)	14,310
U.S. Government Treasury and agency securities classified as long-term investments	14,985	—	(84)	14,901
Total	$515,208	$11	$(879)	$514,340

At March 31, 2016, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Research and clinical study expenses	$13,179	$9,764
Payroll and related expenses	5,339	9,423
Other	5,047	5,597
Total accrued liabilities	$23,565	$24,784

5.	License and Research Agreements

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK), which was amended in August 2015. Under the terms of this collaboration and license agreement, the Company and KHK will collaborate on the development and commercialization of certain products containing KRN23, an antibody directed towards FGF23, in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union, Switzerland, and Turkey, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date; the Company will also be the lead party for core development activities conducted in Japan and Korea, provided that the core development plan related to Japan and Korea shall be limited to clinical trials mutually agreed to by the Company and KHK. The Company will share the costs for development activities in the profit share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KHK, and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. The Company is obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If KRN23 is approved, the Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize KRN23 in the European territory, and the Company will develop and commercialize KRN23 in Latin America. KHK will manufacture and supply KRN23 for clinical use globally and will manufacture and supply KRN23 for commercial use in the profit share territory and Latin America.

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements; accordingly, the Company’s expenses were reduced by $4.9 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, for its share of the costs as research and development. As of March 31, 2016 and December 31, 2015, the Company had receivables in the amount of $4.9 million and $3.8 million, respectively, for this collaboration arrangement.

6.	Stock-Based Awards

2014 Incentive Plan

In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan), which became effective upon the closing of the Company’s IPO in February 2014. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2016, there were 2,238,250 shares reserved under the 2014 Plan for the future issuance of equity awards. The Company also had 1,380,922 shares reserved for the 2014 Employee Stock Purchase Plan, for which no shares had been issued.

Stock-Based Compensation Expense

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$6,575	$1,841
General and administrative	3,642	567
Total stock-based compensation	$10,217	$2,408

7.	Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Stock options to purchase common stock	3,829,812	2,698,846
Unvested restricted stock units	211,261	33,856
Common stock warrants	149,700	324,351
	4,190,773	3,057,053

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a clinical-stage biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are no currently approved therapies. Since our inception in 2010, we have in-licensed potential treatments for multiple rare genetic disorders. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Our current clinical-stage pipeline consists of two product categories: biologics (including a monoclonal antibody and an enzyme replacement therapy); and small-molecule substrate replacement therapies. Enzymes are proteins that the body uses to process materials needed for normal cellular function, and substrates are the materials upon which enzymes act. When enzymes or substrates are missing, the body is unable to perform its normal cellular functions, often leading to significant clinical disease. Several of our therapies are intended to replace deficient enzymes or substrates.

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014 and a Phase 3 adult study in December 2015.

•

KRN23 is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We initiated a Phase 2 study of KRN23 in adult inoperable TIO patients in March 2015.

•

Recombinant human beta-glucuronidase, or rhGUS or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. We completed enrollment of a Phase 3 clinical study in June 2015.

Our substrate replacement therapy pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied in an open-label Phase 2 study for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, from which interim results were recently reported. LC-FAOD is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The Company is planning for a Phase 3 study that it expects to initiate in 2017 after discussions with regulatory authorities.

•

UX007 is also in a Phase 2 study for the treatment of glucose transporter type-1 deficiency syndrome, or Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder. The Phase 2 study in Glut1 DS patients with seizures continues to enroll patients. A Phase 3 study in the movement disorder phenotype of Glut1 DS is expected to begin in the second half of 2016.

•

Aceneuramic acid extended-release, or Ace-ER or UX001, is an extended-release form of aceneuramic acid in a Phase 2 extension study for the treatment of GNE myopathy, a neuromuscular disorder that causes muscle weakness and wasting. We initiated a Phase 3 study in May 2015 and filed a Marketing Authorization Application, or MAA, seeking conditional approval from the European Medicines Agency, or EMA, for the use of Ace-ER in the treatment of GNE myopathy, which was accepted for review in October 2015. The Committee for Orphan Medicinal Products for Human Use (CHMP) opinion on the conditional marketing authorization application is expected in the second half of 2016, and a decision from the European Commission is expected in the first half of 2017.

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

In August 2013, we entered into a collaboration agreement with KHK, as amended in August 2015, to jointly develop and commercialize KRN23. KHK has conducted one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH.

Results from the Phase 1 single-dose study in 38 adult XLH patients were presented at the American Society for Bone and Mineral Research, or ASBMR, Annual Meeting in October 2013 and published in the Journal of Clinical Investigation in February 2014.

Results from a four-month Phase 1/2 study in 28 adult XLH patients and a subsequent twelve-month Phase 1/2 study of KRN23 in 22 patients were presented at the 2014 ICE/ENDO joint meeting of The Endocrine Society and the International Congress on Endocrinology in June 2014 and ASBMR Annual Meeting in September 2014, respectively.

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23 in patients aged 5 to 12 with XLH. The study consists of a 16-week individual dose-titration period followed by a 48-week treatment period, for a total of 64 weeks. Patients were divided into three cohorts of escalating starting dose levels of KRN23 with either monthly or biweekly dosing regimens. At the end of the 16-week dose-titration period, patients were allowed to continue to receive dose increases in order to reach the individually optimized dose of KRN23 on a monthly or biweekly basis for the 48-week treatment period. In late 2014, we completed enrollment of 36 patients. Based on positive 16-week data, we decided to enroll an additional 16 patient cohort with patients who had more severe disease at baseline (based on their Thacher Rickets Severity Scoring System (RSS) knee score >1.5). Patients for the Phase 2 study were enrolled at nine global centers of excellence in XLH. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We are also assessing preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life.

In December 2015, we released interim data through 40 weeks from the first 36 patients in this study. Thirty five of 36 patients had previously been on standard of care (oral phosphate/vitamin D therapy) for an average of 6.6 years (range: 0 - 11.7 years). Patient demographics were well balanced between the biweekly (n=18) and monthly (n=18) dose groups. Rickets were evaluated via two scoring systems – the RSS and the Radiographic Global Impression of Change (RGI-C). A subset of patients (n=18; 9 dosed biweekly and 9 dosed monthly) were pre-specified as having high rickets severity (greater bone disease) if their baseline total RSS scores were > 1.5. For the responder analysis using total RSS, responders were pre-defined as those patients who had baseline total RSS scores > 1.0 and had 1.0 or more reduction at Week 40 which is considered a significant improvement.

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

Patients with walking impairment at baseline (defined by < 80% predicted normal walk distance in the six minute walk test, or 6MWT; n=14) achieved a mean increase of 80 meters (an approximate 20% increase from baseline) in the 6MWT at week 40. Both high and low rickets-severity patients with walking impairments at baseline experienced a mean improvement in meters walked at week 40. Functional disability scores were measured with the Pediatric Orthopedic Society North America/Pediatric Outcome Data Collection Instrument (POSNA/PODCI). When evaluating the global score across all five domains in those patients with substantial impairment at baseline (n=15) or with severe rickets at baseline (n=18), a substantial mean improvement was observed of about one standard deviation or greater in both dose groups. The Pain/Comfort and Sports/Physical Functioning domains were the most affected at baseline and also substantially improved in these severely affected subjects treated in both dose groups.

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

Additional data from the pediatric Phase 2 study are expected in the second half of 2016. We expect to have 40-week data from 52 patients, including rickets scores (RSS and RGI-C), and 64-week data from 36 patients, including height-growth velocity. We and our partner, KHK, plan to file an application near the end of 2016 seeking Conditional Marketing Authorization in the EU based on these data. In addition, we plan to proceed with a pediatric Phase 3 study in mid-2016. The study will utilize RGI-C as the primary endpoint and will include a standard of care reference arm. This study is expected to be required for potential approval in the US and could also serve as a confirmatory study in the EU if a conditional marketing authorization is granted. The study could be required for approval in the EU if we do not receive conditional marketing authorization.

We are also continuing to develop KRN23 in adults with XLH. We have initiated a long-term, open-label Phase 2b extension study of KRN23 in adult XLH patients who had previously participated in the studies conducted by KHK. In December 2015, we initiated a Phase 3 study of KRN23 for the treatment of adults with XLH. The Phase 3 study is an international, randomized, double-blind, placebo-controlled clinical study that will assess the efficacy and safety of monthly KRN23 at 24 weeks in approximately 120 adult XLH patients. The primary endpoint of the study will be serum phosphorus levels through 24 weeks, and the key secondary endpoint is the Brief Pain Inventory Question 3 (pain at its worst in the last 24 hours) at Week 24. Other secondary endpoints include patient reported outcomes assessing skeletal pain, stiffness, fatigue, motor function, and quality of life in these patients. A 48-week open-label bone quality study in approximately ten adult XLH patients evaluating the potential impact of KRN23 on the underlying osteomalacia via bone biopsy is currently enrolling patients.

KRN23 (UX023) for the treatment of TIO

We are also developing KRN23 for the treatment of TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. The efficacy of this treatment is often limited, as it does not treat the underlying disease and its benefits must be balanced with monitoring for potential risks such as nephrocalcinosis, hypercalciuria, and hyperparathyroidism. We are enrolling patients in an open-label, proof of concept Phase 2 clinical study.

This Phase 2 study evaluates safety and efficacy in approximately 15 adult inoperable patients. The primary objectives of the study are to establish the dose and assess the safety profile of treatment with KRN23 in adults with TIO. Patients receive subcutaneous injections of KRN23 once every four weeks for 48 weeks. All patients begin treatment with KRN23 at a starting dose of 0.3 mg/kg. Doses are then titrated in an effort to achieve a target fasting serum phosphorus range of 2.5 to 4.0 mg/dL. After completing the initial 48-week treatment period of the study, patients may continue into a planned treatment extension period in which they would receive KRN23 treatment for up to an additional 96 weeks. The co-primary endpoints include: the proportion of patients achieving mean peak serum phosphorus levels above the lower limit of normal (LLN; 2.5 mg/dL), as averaged between baseline and week 24; and the percent change from baseline in excess osteoid after 48 weeks of treatment. Preliminary clinical effects of KRN23 treatment are evaluated by radiographic assessments, muscle strength, walking ability, and patient-reported measures of pain, disability, and quality of life. Markers of bone health and changes in serum phosphorus and other biochemical measures are also followed.

In April 2016 we released interim data from the first eight patients in this study. Before KRN23 treatment and after washout with any oral phosphate treatment, the mean serum phosphorus level was 1.7 mg/dL, below the lower limit of normal of 2.5 mg/dL. After KRN23 treatment began, six of the eight patients achieved normalization of their serum phosphorus levels. The dose continues to be titrated up in one of the two patients whose serum phosphorus levels increased but had not yet entered the normal range. Renal phosphate reabsorption (TmP/GFR) and serum 1,25 dihydroxy vitamin D levels also increased in seven of the eight patients. One of these patients did not demonstrate an improvement in these markers. Overall, the improvement in serum phosphorus and other bone mineral metabolism measures observed in this study to date is generally consistent with what has been observed in studies of KRN23 in pediatric and adult patients with XLH. Of the eight patients enrolled, the two patients who completed 24 weeks of treatment showed an improvement in bone mineral density, and one of these two patients showed early evidence of fracture resolution, determined via bone scan.

There have been no serious adverse events. Treatment-emergent adverse events were observed in seven patients. Treatment-emergent adverse events occurring in two or more patients were primarily musculoskeletal disorders including pain in extremity, arthralgia, and musculoskeletal pain consistent with the symptoms typically seen in patients with TIO and epidermal nevus syndrome (ENS). Two of the eight patients had treatment-related adverse events that were possibly/probably related, including Vitamin D deficiency and rash, both of which were mild in grade. No injection site reactions were observed. Two subjects reported symptoms suggestive of worsening pre-existing restless leg syndrome.

No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. One patient had serum phosphorus levels above the upper limit of normal at three weeks of treatment that returned to the normal range by week four after dose reduction, and has remained in the normal range. Additional bone data is expected in the second half of 2016.

rhGUS (UX003) for the treatment of MPS 7

rhGUS is an intravenous, or IV, enzyme replacement therapy for the treatment of MPS 7, also known as Sly Syndrome. Patients with MPS 7 suffer from severe cellular and organ dysfunction that typically leads to death in the teens or early adulthood. MPS 7 is caused by a deficiency of the lysosomal enzyme beta-glucuronidase, which is required for the breakdown of certain complex carbohydrates known as glycosaminoglycans, or GAGs. The inability to properly break down GAGs leads to their accumulation in many tissues, resulting in a serious multi-system disease. Patients with MPS 7 may have abnormal coarsened facial features, enlargement of the liver and spleen, airway obstruction, lung disease, cardiovascular complications, joint stiffness, short stature, and a skeletal disease known as dysostosis multiplex. In addition, many patients experience progressive lung problems as a result of airway obstruction and mucous production, often leading to sleep apnea and pulmonary insufficiency, and eventually requiring tracheostomy. There are currently no approved drug therapies for MPS 7.

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

In December 2013, we initiated an open-label, Phase 1/2 study in the United Kingdom to evaluate the safety, tolerability, efficacy, and dose of IV administration of rhGUS every other week in three patients with MPS 7. Results from the 12-week analysis evaluating 2 mg/kg of rhGUS every other week were presented in September 2014 at the Society for the Study of Inborn Errors of Metabolism, or SSIEM, Annual Symposium and showed a decline in urinary glycosaminoglycans, or GAG excretion of approximately 40-50% from baseline. After the initial 12 weeks, the study entered a dose-exploration phase in which patients were treated with a lower and then higher dose of rhGUS. The 36-week results, which were presented in February 2015 at the Annual WORLD Symposium, showed a greater change in urinary GAG excretion at the higher 4 mg/kg dose of rhGUS, with a mean urinary GAG reduction of approximately 60%.

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

The primary objective of the study is to determine the efficacy of rhGUS as determined by the percent reduction in urinary GAG excretion after 24 weeks of treatment. The Phase 3 study is also evaluating as secondary endpoints the safety and tolerability of rhGUS, pulmonary function, walking, stair climb, shoulder flexion, fine and gross motor function, hepatosplenomegaly, cardiac size and function, visual acuity, patient and caregiver assessment of most significant clinical problems, global impressions of change, a multi-domain responder index, and other endpoints.

We have obtained positive feedback from the United States Food and Drug Administration, or FDA, and the EMA regarding the design of the Phase 3 study. The FDA stated that their evaluation of the pivotal Phase 3 study will be based on the totality of the data on a patient-by-patient basis and advised against the declaration of a primary endpoint. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in approximately 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

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

UX007 for the treatment of LC-FAOD

We are developing UX007 for oral administration intended as a substrate replacement therapy for patients with LC-FAOD. UX007 is a purified, pharmaceutical-grade form of triheptanoin, a specially designed synthetic triglyceride compound, created via a multi-step chemical process. UX007 is a medium odd-chain triglyceride of seven-carbon fatty acids designed to provide substrate replacement for fatty acid metabolism and restore production of energy. Patients with LC-FAOD have a deficiency that impairs the ability to produce energy from fat, which can lead to depletion of glucose in the body, and severe liver, muscle, and heart disease, as well as death. There are currently no approved drugs or treatments specifically for LC-FAOD. The current standard of care for LC-FAOD includes diligent prevention of fasting combined with the use of low-fat/high-carbohydrate diets, carnitine supplementation in some cases, and medium even-chain triglyceride oil supplementation. Despite treatment with the current standard of care, many patients continue to suffer significant morbidity and mortality.

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

Overall, major medical events appeared to decrease in the 25 patients who completed the 24 weeks of treatment when compared to the reported event rate in these patients approximately 18 months prior to treatment with UX007. These data are preliminary and require significantly more time for proper evaluation at the 78 week time-point. The major medical event rate aggregates events related to hypoglycemia, rhabdomyolysis, and cardiomyopathy.

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

78-week data, including a comparison of major medical event rates approximately 18 months before and after UX007 treatment, are expected in the second half of 2016.

We are planning to initiate a Phase 3 study in LC-FAOD patients in 2017 based on the interim Phase 2 data. We intend to provide further details after completing discussions with the regulatory authorities. The Phase 3 trial design and endpoints continue to be optimized prior to discussion with regulators. Further details are expected to be provided after discussions with regulatory authorities.

UX007 for the treatment of Glut1 DS

We are also developing UX007 for patients with Glut1 DS. Glut1 DS is caused by a mutation affecting the gene that codes for Glut1, which is a protein that transports glucose from the blood into the brain. Because glucose is the primary source of energy for the brain, Glut1 DS results in a chronic state of brain energy deficiency and is characterized by seizures, developmental delay, and movement disorder. There are currently no approved drugs specific to Glut1 DS. The current standard of care for Glut1 DS is the ketogenic diet, an extreme high-fat (70-80% of daily calories as fat)/low-carbohydrate diet, which generates ketone bodies as an alternative energy source to glucose, and one or more antiepileptic drugs. The ketogenic diet can be effective in reducing seizures but compliance can be difficult, and the effectiveness of the diet in the treatment of developmental delay and movement disorders has not been confirmed. In addition, ketogenic diet can lead to side effects including renal stones. In general, Glut1 DS patients are considered relatively refractory to antiepileptic drugs with only approximately 8% achieving seizure control on antiepileptic drugs alone. There are currently no antiepileptic drugs approved specifically for patients with Glut1 DS.

UX007 is intended as a substrate replacement therapy to provide an alternative source of energy to the brain in Glut1 DS patients. There are open-label investigator-sponsored clinical studies ongoing, and there is one publication presenting data on absence seizure reduction and improved developmental function in some Glut1 DS subjects taking UX007.

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical study that plans to enroll up to 40 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. Other efficacy objectives include cognitive function and movement disorder. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with UX007 through week 52. In order to accelerate enrollment, we amended the enrollment criteria to also include patients with only absence seizures. The study will target enrollment of up to 40 patients with data expected in the second half of 2016.

In April 2015, positive data from an investigator-sponsored study of UX007 for the treatment of movement disorders associated with Glut1 DS were presented at the American Academy of Neurology Annual Meeting. The data showed a statistically significant 90% reduction in movement disorder events after treatment with UX007 (p=0.028) and a statistically significant increase in events after withdrawal from treatment with UX007 (p=0.043). Based on these study results, in November 2015 we announced an update to our development plan for UX007 in Glut1 DS patients. We now plan to initiate a Phase 3 study in approximately 40 Glut1 DS patients with the movement disorder phenotype in the second half of 2016. The study is intended to be a randomized, double-blind, placebo-controlled, double cross-over study. The study is designed to assess the impact of UX007 on movement disorder events as recorded by a patient diary. In recent interactions with the FDA, they have raised questions about the clinical meaningfulness of Glut1 DS movement disorder events. Therefore, we are currently working on further substantiating the clinical meaningfulness of Glut1 DS movement disorder events prior to finalizing the study design.

If the data are positive, the two studies are intended to support a new drug application, or NDA, filing for the treatment of Glut1 DS.

Ace-ER (UX001) for the treatment of GNE myopathy

We are developing Ace-ER, which is an extended-release, oral formulation of sialic acid for the treatment of GNE myopathy, which is also known as hereditary inclusion body myopathy, or HIBM. GNE myopathy is characterized by severe progressive muscular myopathy, or disease in which muscle fibers do not function properly, with onset typically in the late teens or twenties. Patients with GNE myopathy have a genetic defect in the gene coding for a particular enzyme that is involved in the first step in the biosynthesis of sialic acid. Therefore, GNE myopathy patients have a sialic acid deficiency, which interferes with muscle function, leading to myopathy and atrophy. Patients typically lose major muscle function within ten to 20 years of diagnosis. There is no approved drug therapy for GNE myopathy.

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

We continued to treat these patients in an extension study evaluating an increased daily dosage of sialic acid based on the dose dependence observed at weeks 24 and 48. Interim data from the extension study were presented at the International Congress of the World Muscle Society, or WMS, in October 2014. In the first part of the extension study, all 46 patients who completed the 48-week Phase 2 study crossed over to six grams for a variable period of time that was on average 24 weeks. In the second part of the extension study, all 46 patients and 13 treatment-naïve patients received 12 grams of Ace-ER for 24 weeks. The results presented at WMS included the 49 out of 59 patients who had 24 weeks of data at the higher dose. While the 12-gram data did not suggest any clinically meaningful advantage over six grams, the 12-gram data do provide additional data that supported clinical activity with Ace-ER treatment. The higher dose appeared to be generally safe and well tolerated with no drug-related serious adverse events, but the rate of mild to moderate gastrointestinal adverse events did appear to be greater with this dose. Throughout the approximately two-year study period, treatment with Ace-ER appeared to slow the progression of upper extremity disease when compared to the 24-week placebo group extrapolated out to two years.

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

In October 2015 we announced the filing and acceptance for review of an MAA seeking conditional approval from the EMA based on our Phase 2 study results for the use of six grams per day of Ace-ER tablets in the treatment of GNE myopathy. The CHMP opinion on the conditional marketing authorization is expected in the second half of 2016 and a decision from the European Commission is expected in the first half of 2017.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $52.8 million and $21.4 million for the three months ended March 31, 2016 and 2015, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

To date, we have not generated any revenue. We do not expect to receive any significant revenue until we obtain regulatory approval for any product candidates that we develop and commercialize them or enter into collaborative agreements with third parties through which we could generate revenue.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015:

Research and Development Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2016	2015	Change	Change
Development candidate:
KRN23 (XLH)	$6,454	$1,870	$4,584	245%
KRN23 (TIO)	289	195	94	48%
rhGUS	7,085	3,400	3,685	108%
UX007 (LC-FAOD)	6,056	2,466	3,590	146%
UX007 (Glut 1 DS)	3,063	1,634	1,429	87%
Ace-ER	7,797	4,511	3,286	73%
Other research costs and preclinical costs	9,671	3,288	6,383	194%
Total research and development expenses	$40,415	$17,364	$23,051	133%

Research and development expenses increased $23.1 million for the three months ended March 31, 2016, compared to the same period in 2015. The increase in research and development expenses above is primarily due to:

•

for KRN23 (XLH), an increase of $4.6 million related to the continued development of our clinical program, the enrollment of our Phase 3 adult study, and other development planning and regulatory activities, net of KHK reimbursement;

•	for KRN23 (TIO), an increase of $0.1 million related to the continued development of our adult TIO study and other development planning and regulatory activities, net of KHK reimbursement;
•	for rhGUS, an increase of $3.7 million related to our Phase 3 clinical program and increases in manufacturing-related and quality activities;
•

for UX007 (LC-FAOD), an increase of $3.6 million related to clinical manufacturing, the continued development of our clinical program, and support of investigator-sponsored studies across multiple diseases;

•	for UX007 (Glut1 DS), an increase of $1.4 million related to the continued development of our clinical program, including patient identification;

•	for Ace-ER, an increase of $3.3 million related to the enrollment of our Phase 3 study, and manufacturing, quality, and regulatory activities for this program; and
•

an increase of $6.4 million in other research and development costs including expenses in support of our clinical product candidate pipeline, expenses related to our research stage programs and research collaborations, and certain cost allocations, including stock compensation.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2016	2015	Change	Change
General and administrative	$13,207	$4,138	$9,069	219%

General and administrative expenses increased $9.1 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in employees in support of our activities.

We expect general and administrative expenses to increase to support our organizational growth, the costs of being a public company, and for our expected staged build out of our commercial organization over the next several years related to multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2016	2015	Change	Change
Interest income	$984	$273	$711	260%

Interest income increased $0.7 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to funds invested from our underwritten public offering in July 2015 and increased yield on our investment portfolio.

Other Expense, net (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2016	2015	Change	Change
Other expense, net	$119	$150	$(31)	-21%

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of common stock in our IPO and $521.4 million in net proceeds from the sale of common stock in our underwritten public offerings. As of March 31, 2016, we had $487.8 million in available cash, cash equivalents, and investments. We do not presently have material sources of liquidity other than cash, cash equivalents, and investments. Our cash, cash equivalents, and investments are held in a variety of interest-bearing accounts, corporate debt securities, U.S. government securities, and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(44,895)	$(17,659)
Cash provided by (used in) investing activities	21,775	(4,065)
Cash provided by financing activities	314	175,440
Net increase in cash and cash equivalents	$(22,806)	$153,716

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

Cash used in operating activities for the three months ended March 31, 2016 was $44.9 million and reflected a net loss of $52.8 million, offset by non-cash charges of $0.5 million for depreciation and amortization, $1.8 million for the amortization of premium paid on purchased investments, and $10.2 million for stock-based compensation. Cash used in operating activities also reflected a $4.0 million increase in prepaid expenses and other current assets primarily due to an increase in prepaids and other current assets for contract research organization, or CRO, other prepaid clinical costs, and prepaid subscriptions which were partially offset by a decrease in interest receivables. There was also a $1.5 million increase in other assets primarily due to prepaid leasehold improvements, equipment and office furniture, a $2.6 million increase in accounts payable primarily due to higher collaboration and research costs, and a $1.9 million decrease in accrued expenses and other liabilities as a result of the payment of employee bonuses, offset by an increase in clinical study, manufacturing, and related costs as we continued to increase our research and development activities.

Cash used in operating activities for the three months ended March 31, 2015 was $17.7 million and reflected a net loss of $21.4 million, offset by non-cash charges of $0.2 million for depreciation and amortization, $1.0 million for the amortization of premium paid on purchased short-term investments, and $2.4 million for stock-based compensation. Cash used in operating activities also reflected a $0.9 million increase in prepaid expenses and other current assets primarily due to an increase in CRO, other prepaid clinical costs, and prepaid insurance expenses, a $0.4 million increase in accounts payable primarily due to higher clinical study and related costs and an increase in professional fees, and a $0.7 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, and related costs as we continued to increase our research and development activities offset by a decrease in employee bonuses.

Cash Provided by or Used in Investing Activities

Cash provided by investing activities for the three months ended March 31, 2016 was $21.8 million and related to purchases of investments of $118.1 million, purchases of property and equipment of $1.5 million and an increase of $1.5 million in restricted cash for the expansion of the space under our current lease agreement, offset by proceeds from maturities of investments of $131.4 million and the sale of investments of $11.5 million.

Cash used in investing activities for the three months ended March 31, 2015 was $4.1 million and related to purchases of short-term investments of $77.3 million, purchases of property and equipment of $0.5 million and an increase of $1.4 million in restricted cash for the expansion of the space under our current lease agreement, offset by proceeds from maturities of short-term investments of $62.2 million and the sale of investments of $12.8 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 was $0.3 million and was comprised of proceeds from the issuance of common stock from the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2015 was $175.4 million and was comprised of proceeds from the issuance of common stock from our underwritten public offering and the exercise of stock options and warrants.

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We will likely require additional capital to fund our operations and complete our ongoing and planned clinical studies, and funding may not be available to us on acceptable terms or at all. We expect to satisfy future cash needs through existing capital balances or, if necessary, through equity or debt financings, or strategic collaborations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs, future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future funding requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;

•	the cost and timing of establishing commercial infrastructure, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any required upfront milestone and royalty payments thereunder.

We may seek to raise any necessary additional capital through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations and strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2016, we had cash, cash equivalents, and investments totaling $487.8 million which includes bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point shift change in interest rates during any of the periods presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. A hypothetical 100 basis point shift change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of March 31, 2016. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $52.8 million and $21.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a marketing and distribution infrastructure and field force to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies, and/or businesses;
•	make milestone or other payments under any license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;

•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our planned future commercialization efforts; and
•

experience any delays or encounter issues with any of the above, including but not limited to failed studies, complex results, safety issues, inspection outcomes, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval.

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

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	obtaining adequate reimbursement and pricing for our product candidates;
•	our ability to sell our product candidates on a named patient basis or through an equivalent mechanism and the amount of revenue generated from such sales;
•	addressing any competing technological and market developments;
•	identifying, assessing, licensing, acquiring, and/or developing new product candidates, technologies, and/or businesses;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•	attracting, hiring, and retaining qualified personnel.

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

As of March 31, 2016, our available cash, cash equivalents, and investments were $487.8 million. We will likely require additional capital to obtain regulatory approval for, and to commercialize all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results, and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing field forces, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, acquisition, and other arrangements that we may establish, including any required milestone, royalty, and other payments thereunder.

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborative partnerships or other arrangements and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Each of our product candidates is in development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, significant marketing efforts, and reimbursement before we generate any significant revenue from commercial product sales. We currently have multiple programs that are in clinical studies. Three of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For Ace-ER, we filed for conditional marketing authorization in the EU on the basis of results from our Phase 2 study, which study was originally designed to serve as a hypothesis-generating exploratory study and not as a pivotal study. Additionally, the study had a small sample size, did not have a primary endpoint and had a pre-specified unblinding that occurred halfway during the treatment period. Accordingly, the data from this Phase 2 study are not as comprehensive or robust as data that are typically generated from a pivotal Phase 3 study. Although conditional marketing authorization initially allows for approval without providing comprehensive clinical data, marketing approval applications based on smaller and less definitive studies may entail a higher risk for rejection than the standard approval pathway. Additionally, our filing for conditional marketing authorization for Ace-ER represents our first application for regulatory approval of an investigational drug. In the course of interacting with the EMA on this filing, certain findings and observations have been made, including but not limited to safety and efficacy and deficiencies in our clinical processes and procedures, which we are in the process of addressing. However, there can be no assurance that our responses to these issues will be adequate such that we will be able to secure approval with the current filing or within projected time periods. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies would be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval. We also currently plan to file for conditional marketing authorization for KRN23 for XLH in the EU based on Phase 1/2 and Phase 2 data. This filing would face similar hurdles.

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

We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the EU, and in additional foreign countries where we have commercial rights. To obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing, and controls, clinical studies, commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

To obtain regulatory approval in the United States and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies (including good clinical practices), commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, positions of the regulatory agencies on study design and/or endpoints, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will not be obtained. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected. Applications for our product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval, for many reasons, including but not limited to the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design, implementation, or conduct of our clinical studies;
•	the FDA or other comparable foreign regulatory authorities may change their guidance or requirements for a development program for a product candidate;
•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical studies;
•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an NDA, or biologics license application, or BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

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

Furthermore, the disease states we are evaluating often will not have clear regulatory paths for approval and/or do not have validated outcome measures. In these circumstances, we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. For example, for patients with XLH there is no available regulatory precedent for what is needed to obtain approval to treat this disease and there are no validated patient-reported outcome measures that are specific to this disease. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies. For example, patients with FAOD, Glut1 DS, and MPS 7 have a highly heterogeneous disease course, which may impact our ability to determine the true treatment benefit of our product candidates in these patients.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, UX007, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Some of our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, adult patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache, and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. In interim Phase 2 data in pediatric patients, the most common treatment related adverse event by preferred term was injection site reaction. There were no deaths and there was one serious adverse event of fever and muscle pain in a patient that was considered possibly treatment related. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, over 14 years of treatment experience in approximately 130 human subjects, including greater than 60 with LC-FAOD, we are aware of three serious adverse events that were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. In interim data from our Phase 2 study there were no deaths but there was one treatment related serious adverse event of moderate gastroenteritis with vomiting. The most common treatment-related adverse events were diarrhea, abdominal/gastrointestinal pain, and vomiting. While we have not completed our own clinical studies for UX007, there may be other side effects associated with its use that we discover. Additionally, patients treated with Ace-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

Drug-related side effects could affect patient recruitment and the ability of enrolled patients to complete the study. Such side effects could also result in potential product liability claims. We currently carry product liability insurance in the amount of $10.0 million per incident and $10.0 million in the aggregate, and we are required to maintain product liability insurance pursuant to certain of our agreements. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices (GMP) regulations. As such, we and our contract manufacturers will be subject to continual review and inspection to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

We have relied upon and plan to continue to rely upon third parties, including CROs and collaborative partners, to analyze, collect, monitor, and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates regarding costs and efforts completed, and we control only certain aspects of their activities. For example, we will rely on our partner Arcturus for the design and optimization of initial product candidates under our messenger RNA collaboration. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors and partners are required to comply with GMP, Good Clinical Practices (GCP), and Good Laboratory Practices (GLP), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or other vendors and partners, including the sites at which clinical studies are conducted, fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may deny approval and/or require us to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the approval process. We cannot make assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with products produced under GMP regulations. If the regulatory authorities determine that we have failed to comply with GLP, GMP, or GCP regulations, they may deny approval of our product candidates and/or we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our product candidates, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to, among other things, the failure of a manufacturer to provide drug substance or drug product of sufficient quantity or quality, or the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, and could also impair named patient sale supply of our product candidates, which could harm our business and results of operations.

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

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our product candidates. Due to their stage of development, small volume requirements, and infrequency of batch production runs, we carry limited amounts of safety stock for our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

The drug substance and drug product for most of our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the necessary drug substance or drug product, could materially and adversely affect our business.

The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by Cremer Oleo GmbH & Co. KG, or Cremer, pursuant to our supply agreement with Cremer, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by Alcami Corporation, or Alcami (formerly known as AAIPharma Services Corp., or AAIPharma), pursuant to our license agreement and accompanying purchase orders with Alcami. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

Even if our third-party product manufacturers develop an acceptable manufacturing process, if such third-party manufacturers are unable to produce the necessary quantities of our product candidates, are unable to comply with GMP or other pertinent regulatory requirements, or are unable to produce our product candidates within our planned timeframe and cost parameters, the development and sales of our products, if approved, may be materially harmed.

Additionally, the cost to us for the supply of our product candidates manufactured by such third parties may be high and could limit our profitability, even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our product candidates in a compliant and timely manner. Furthermore, KHK is our sole supplier of commercial quantities of KRN23. The supply price to us for commercial sales of KRN23, which will be determined on a fixed double-digit percentage of net sales, will be higher than the typical cost of goods sold by companies focused on rare diseases.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and Vitamin D therapy, which may compete with KRN23. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with UX007. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with UX007. Additionally, we are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, ManNAc, for the treatment of GNE myopathy, which could compete with Ace-ER. The intellectual property rights for ManNAc are licensed to Escala Therapeutics, a subsidiary of Fortress Biotech, Inc., which acquired the rights from a company in New Zealand that manufactures ManNAc. Escala has received orphan designation for ManNAc in the United States and Europe for GNEM. ManNAc may have a potential advantage over Ace-ER in that it is not a charged molecule like sialic acid, which might improve ManNac’s distribution and uptake. ManNac is also available for purchase from chemical supply and other companies, which may compete with Ace-ER. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

Although our employees may have sold other similar products in the past while employed at other companies, we as a company have no experience selling and marketing our product candidates and we currently have minimal marketing and field force capacity. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a marketing organization and field forces with technical expertise as well as supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult, and time consuming. Any failure or delay in the development of our internal field forces, marketing, and distribution capabilities would adversely impact the commercialization of our products.

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire large teams to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more commercial personnel than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. For example, within the last year, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for KRN23, rhGUS, UX007, and Ace-ER, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License Agreements” in our most recent Annual Report on Form 10-K for a description of our license agreements with KHK, Baylor Research Institute, Nobelpharma, Alcami, HIBM Research Group, St. Louis University, and St. Jude Children’s Research Hospital, which includes a description of the termination provisions of these agreements.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States, as well as for UX007 for the treatment of Glut1 DS, KRN23, rhGUS, and Ace-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2016, we had 289 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, field forces, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify and develop new product candidates, such as those under our collaboration with Arcturus, requires substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;
•	we may not be able or willing to assemble sufficient technical, financial or human resources to acquire or discover additional product candidates;
•	we may face competition in obtaining and/or developing additional product candidates;
•	our product candidates may not succeed in research, discovery, preclinical or clinical testing;
•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost or at all; and
•	a product candidate may not be accepted as safe and effective by regulatory authorities, patients, the medical community, or payors.

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

Changes to healthcare and FDA laws, regulations, and policies may have a material adverse effect on our business and results of operations.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed field, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other payors that are false or fraudulent;

•

the Health Insurance Portability and Accountability Act (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

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

We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities that involve significant management judgment for uncertain tax positions. The IRS or other domestic or foreign taxing authorities may disagree with our interpretation of tax law as applied to our operations or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected.

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

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

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

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber- attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future nor may we ever achieve profitability. To the extent that we continue to generate taxable losses, unused taxable losses will, subject to certain limitations, carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. An analysis to determine limitations upon our NOL carryforwards and other pre-change tax attributes for ownership changes that have occurred previously has been performed, resulting in a permanent decrease of federal and state NOL carryforwards in the amount of $6.9 million and a permanent decrease in federal research tax credit carryforwards in the amount of $0.3 million. As a result of these decreases and others that may occur as a result of future ownership changes, our ability to use our pre-change NOL carryforwards and other tax attribute carryforwards to offset U.S. federal taxable income and tax liabilities is limited and may become subject to even greater limitations, which could potentially accelerate or permanently increase future federal tax liabilities for us. In addition, there may be periods during which the use of state income tax NOL carryforwards and other state tax attribute carryforwards (such as state research tax credits) are suspended or otherwise limited, which could potentially accelerate or permanently increase future state tax liabilities for us.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.	8-K	2/5/2014	3.1
3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1	Form of Restricted Stock Unit Agreement (Employees)				X
10.2	Form of Restricted Stock Unit Agreement (Employees) (ex-U.S.)				X
10.3	Form of Non-Statutory Stock Option Agreement (Employees) (ex-U.S.)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 9, 2016	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2016	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Executive Director, Corporate Controller (Principal Accounting Officer)