Form 10-Q
period 2016-06-30
Ultragenyx Pharmaceutical Inc.
filed 2016-08-09
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, the registrant had 39,435,593 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of commencing our clinical studies and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress, and results of future preclinical studies and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$55,069	$93,569
Short-term investments	336,734	343,428
Restricted cash	1,482	150
Prepaid expenses and other current assets	17,799	13,060
Total current assets	411,084	450,207
Property and equipment, net	17,054	7,373
Restricted cash	2,346	2,135
Long-term investments	50,021	99,259
Other assets	1,446	595
Total assets	$481,951	$559,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,954	$2,942
Accrued liabilities	24,714	24,784
Deferred rent—current portion	315	192
Total current liabilities	31,983	27,918
Other liabilities	6,073	561
Total liabilities	38,056	28,479
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock — 250,000,000 shares authorized; 39,046,247 and 38,882,394 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	39	39
Additional paid-in capital	837,943	816,578
Accumulated other comprehensive income (loss)	252	(868)
Accumulated deficit	(394,339)	(284,659)
Total stockholders’ equity	443,895	531,090
Total liabilities and stockholders’ equity	$481,951	$559,569

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$17	$-	$17	$-
Operating expenses:
Research and development	43,332	23,104	83,747	40,468
General and administrative	14,738	7,038	27,945	11,176
Total operating expenses	58,070	30,142	111,692	51,644
Loss from operations	(58,053)	(30,142)	(111,675)	(51,644)
Other income (expense), net:
Interest income	971	456	1,955	729
Other income (expense), net	159	(101)	40	(251)
Total other income (expense), net	1,130	355	1,995	478
Net loss	$(56,923)	$(29,787)	$(109,680)	$(51,166)
Net loss per share, basic and diluted	$(1.46)	$(0.83)	$(2.81)	$(1.46)
Shares used in computing net loss per share, basic and diluted	39,028,701	35,937,442	38,999,439	34,997,498

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(56,923)	$(29,787)	$(109,680)	$(51,166)
Other comprehensive income:
Foreign currency translation adjustments	11	-	11	-
Unrealized gain (loss) on available-for-sale securities	149	(115)	1,109	(35)
Other comprehensive income (loss):	160	(115)	1,120	(35)
Total comprehensive loss	$(56,763)	$(29,902)	$(108,560)	$(51,201)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(109,680)	$(51,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,236	463
Amortization of premium (discount) on investment securities, net	3,215	2,233
Stock-based compensation	21,077	7,499
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,554)	(3,501)
Other assets	(851)	(16)
Accounts payable	2,825	4,777
Accrued liabilities and other liabilities	2,182	4,779
Net cash used in operating activities	(84,550)	(34,932)

Investing activities:
Purchase of property and equipment	(6,521)	(1,054)
Purchase of investments	(223,123)	(242,404)
Proceeds from the sale of investments	54,332	20,263
Proceeds from maturities of investments	222,616	109,358
Increase in restricted cash	(1,543)	(1,239)
Net cash provided by (used in) investing activities	45,761	(115,076)

Financing activities:
Proceeds from issuance of common stock, net	289	178,035
Net cash provided by financing activities	289	178,035
Net increase (decrease) in cash and cash equivalents	(38,500)	28,027
Cash and cash equivalents at beginning of period	93,569	24,324
Cash and cash equivalents at end of period	$55,069	$52,351

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. The Company is currently conducting a Phase 3 study of aceneuramic acid extended-release (Ace-ER) in patients with GNE myopathy, which is also known as hereditary inclusion body myopathy, a progressive muscle-wasting disorder; a Phase 3 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7 (MPS 7), a rare lysosomal storage disease; a Phase 2 clinical study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency; a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; and Phase 2 and Phase 3 studies of KRN23, an antibody targeting fibroblast growth factor 23, or FGF23, in patients with X-linked hypophosphatemia (XLH) and tumor-induced osteomalacia (TIO), both rare diseases that impair bone mineralization. The Company operates as one reportable segment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 26, 2016 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized once all revenue recognition criteria are met.

During the three months ended June 30, 2016, the Company recognized revenue from sales of rhGUS (UX003) on a “named patient” basis which are allowed in certain European countries prior to the commercial approval of the product in the territory. Due to the Company’s limited sales and collection history, to date, revenue has been recognized upon receipt of payment.

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

3.Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$19,616	$—	$—	$19,616
Corporate bonds	—	289,373	—	289,373
Asset-backed securities	—	33,201	—	33,201
U.S. Government Treasury and agency securities	13,994	59,197	—	73,191
Commercial paper	—	11,958	—	11,958
Total financial assets	$33,610	$393,729	$—	$427,339

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$53,254	$—	$—	$53,254
Corporate bonds	—	370,445	—	370,445
Asset-backed securities	—	29,302	—	29,302
U.S. Government Treasury and agency securities	—	47,452	—	47,452
Commercial paper	—	13,887	—	13,887
Total financial assets	$53,254	$461,086	$—	$514,340

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$19,616	$—	$—	$19,616
Corporate bonds classified as cash equivalents	20,970	—	(2)	20,968
Commercial paper classified as short-term investments	11,958	—	—	11,958
Corporate bonds classified as short-term investments	240,909	103	(43)	240,969
Asset-backed securities classified as short-term investments	33,184	21	(4)	33,201
U.S. Government Treasury and agency securities classified as short-term investments	50,581	25	—	50,606
Corporate bonds classified as long-term investments	27,343	93	—	27,436
U.S. Government Treasury and agency securities classified as long-term investments	22,539	46	—	22,585
Total	$427,100	$288	$(49)	$427,339

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds classified as cash equivalents	$53,254	$—	$—	$53,254
Corporate bonds classified as cash equivalents	18,403	—	(4)	18,399
Commercial paper classified as short-term investments	13,887	—	—	13,887
Corporate bonds classified as short-term investments	282,386	9	(397)	281,998
Asset-backed securities classified as short-term investments	15,019	—	(27)	14,992
U.S. Government Treasury and agency securities classified as short-term investments	32,628	—	(77)	32,551
Corporate bonds classified as long-term investments	70,309	2	(263)	70,048
Asset-backed securities classified as long-term investments	14,337	—	(27)	14,310
U.S. Government Treasury and agency securities classified as long-term investments	14,985	—	(84)	14,901
Total	$515,208	$11	$(879)	$514,340

At June 30, 2016, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Research and clinical study expenses	$11,122	$9,764
Payroll and related expenses	8,980	9,423
Other	4,612	5,597
Total accrued liabilities	$24,714	$24,784

5.	License and Research Agreements

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

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements. The Company’s expenses were reduced by $6.1 million and $2.1 million for the three months ended June 30, 2016 and 2015, and $11.0 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively, for its share of the costs as research and development. As of June 30, 2016 and December 31, 2015, the Company had receivables in the amount of $6.1 million and $3.8 million, respectively, for this collaboration arrangement.

6.	Stock-Based Awards

2014 Incentive Plan

In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan), which became effective upon the closing of the Company’s IPO in February 2014. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of June 30, 2016, there were 1,053,702 shares reserved under the 2014 Plan for the future issuance of equity awards. The Company also had 1,380,922 shares reserved for the 2014 Employee Stock Purchase Plan, for which no shares had been issued.

Stock-Based Compensation Expense

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$6,495	$3,132	$13,070	$4,973
General and administrative	4,365	1,959	8,007	2,526
Total stock-based compensation	$10,860	$5,091	$21,077	$7,499

7.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options to purchase common stock	4,150,911	2,974,250	3,989,477	2,836,548
Unvested restricted stock units	338,964	93,013	275,112	63,434
Common stock warrants	149,700	159,296	149,700	241,824
	4,639,575	3,226,559	4,414,289	3,141,806

8.	Subsequent Events

Takeda License and Collaboration and Purchase Agreements

On June 6, 2016, the Company executed a license and collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) that became effective on July 21, 2016 upon expiration of a required Hart-Scott-Rodino Antitrust Act filing review period. Pursuant to the agreement, the Company obtained an exclusive license for a pre-clinical compound from Takeda in a pre-determined field of use, as well as an option to license additional Takeda product candidates. The Company and Takeda established a five-year research collaboration whereby the Company is responsible for substantially all development pursuant to an agreed research plan, and the Company will bear the cost of development activities (except certain validation development activities relating to candidate products, for which Takeda will bear all costs) for option product candidates that the Company elects as part of the collaboration. The Company also granted Takeda an exclusive option for Asian rights to any licensed products resulting from the collaboration as well as an option to exclusively license one of the Company’s products for development and commercialization in Japan. If Takeda exercises any of its option rights to license a compound pursuant to the agreement, the parties will enter into a separate royalty-bearing license on customary terms to be negotiated.

For the initial licensed product from Takeda, the agreement provides for royalties payable to Takeda in the high-single digits to low-teens on tiered net sales levels of products during the royalty term. The Company may be required to make future milestone payments to Takeda of up to $7.5 million for development milestones, $75.0 million for regulatory milestones and $150.0 million for commercial milestones.

In connection with the license and collaboration agreement, the Company and Takeda also entered into a common stock purchase agreement whereby Takeda purchased in July 2016, 374,590 shares of the Company’s common stock for total consideration of $40.0 million for an effective per-share price of $106.78. Beginning 3 months after the effective date of the collaboration, the Company has the option, exercisable in its sole discretion, to require Takeda to purchase an additional $25.0 million in shares of common stock at the then-current 30-day volume weighted average price (the “VWAP”), with such right expiring on the first anniversary of the effective date of the collaboration. Contingent upon meeting certain milestones as noted in the collaboration agreement, the Company has a second option, exercisable in its sole discretion, to require Takeda to purchase an additional $10.0 million in shares of common stock at the then-current 30-day VWAP. Pursuant to the terms of the common stock purchase agreement, Takeda is subject to a 180-day lock-up provision related to the initial shares, is subject to a five-year standstill (subject to customary exceptions or release) and has registration rights for the shares.

Underwritten Future Public Offering

On July 1, 2016, we entered into an At-The-Market, or ATM, sales agreement, with Cowen and Company, LLC (Cowen), under which we may offer and sell our common stock having aggregate proceeds of up to $150.0 million from time to time through Cowen as our sales agent.

We will pay Cowen a commission, or allow a discount, for its services in acting as agent and/or principal in the sale of common stock, of up to 3.0% of the gross sales price per share of all shares sold through it as agent under the sales agreement.

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

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014 and completed enrollment in a 134-patient Phase 3 adult study in July 2016.

•

KRN23 is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We initiated a Phase 2 study of KRN23 in adult inoperable TIO patients in March 2015.

•

Recombinant human beta-glucuronidase, or rhGUS or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. In July 2016, we announced that the study met its primary endpoint of reduction in urinary GAG excretion and provides evidence of clinical improvement.

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

•

Aceneuramic acid extended-release, or Ace-ER or UX001, is an extended-release form of aceneuramic acid in a Phase 2 extension study for the treatment of GNE myopathy, a neuromuscular disorder that causes muscle weakness and wasting. We filed a Marketing Authorization Application, or MAA, seeking conditional approval from the European Medicines Agency, or EMA, for the use of Ace-ER in the treatment of GNE myopathy with this Phase 2 data. The Committee for Orphan Medicinal Products for Human Use (CHMP) opinion on the conditional marketing authorization application is expected in the second half of 2016, and a decision from the European Commission is expected in the first half of 2017. We also completed enrollment in a Phase 3 study in July 2016.

Clinical Product Candidates

The following table summarizes our current clinical-stage product candidate pipeline:

KRN23 (UX023) for the treatment of XLH

KRN23 is a fully human monoclonal antibody administered via subcutaneous injection that is designed to bind and reduce the biological activity of FGF23 to increase abnormally low phosphate levels in patients with XLH. Patients with XLH have low serum phosphate levels due to excessive phosphate loss into the urine, which is directly caused by the effect on kidney function of excess FGF23 production in bone cells. Low phosphate levels lead to poor bone mineralization and a variety of clinical manifestations, including rickets, leading to bowing and other skeletal deformities, short stature, bone pain and fractures, and muscle weakness. There is no approved drug therapy or treatment for the underlying cause of XLH. Most patients are managed using frequently dosed oral phosphate replacement and vitamin D therapy, which can lead to significant side effects. Oral phosphate/vitamin D replacement therapy requires extremely close monitoring due to the potential for excessive phosphate levels and secondary increases in calcium, which can result in severe damage to the kidneys from excess calcium phosphate deposits and other complications. Additionally, some patients are unable to tolerate the regimen due to the chalky stool that results from taking large amounts of oral phosphate or the high frequency of dosing required. The U.S. Food and Drug Administration (FDA) has granted Fast Track Designation to the KRN23 program for the treatment of XLH, and Breakthrough Therapy Designation for pediatric patients one year of age or older.

In August 2013, we entered into a collaboration agreement with KHK, as amended in August 2015, to jointly develop and commercialize KRN23. KHK has conducted one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. Results from a four-month Phase 1/2 study in 28 adult XLH patients and a subsequent twelve-month Phase 1/2 study of KRN23 in 22 patients were presented at the 2014 ICE/ENDO joint meeting of The Endocrine Society and the International Congress on Endocrinology in June 2014 and the American Society for Bone and Mineral Research (ASBMR) Annual Meeting in September 2014, respectively.

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23 in patients ages 5 to 12 years with XLH. The study consists of a 16-week individual dose-titration period followed by a 48-week treatment period, for a total of 64 weeks. Patients were divided into three cohorts of escalating starting dose levels of KRN23 with either monthly or biweekly dosing regimens. At the end of the 16-week dose-titration period, patients were allowed to continue to receive dose increases in order to reach the individually optimized dose of KRN23 on a monthly or biweekly basis for the 48-week treatment period. In late 2014, we completed enrollment of 36 patients. Based on positive 16-week data, we decided to enroll an additional 16 patient cohort with patients who had more severe disease at baseline (based on their Thacher Rickets Severity Scoring System (RSS) knee score >1.5). Patients for the Phase 2 study were enrolled at nine global centers of excellence in XLH. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We are also assessing preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life.

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

Additional data from the pediatric Phase 2 study are expected in the second half of 2016. We expect to have 40-week data from all 52 patients, including rickets scores (RSS and RGI-C), and 64-week data from 36 patients, including height-growth velocity. We and our partner, KHK, plan to file an application near the end of 2016 seeking conditional marketing authorization in the EU based on these data. In addition, we plan to proceed with a pediatric Phase 3 study in mid-2016. The study will utilize RGI-C as the primary endpoint and will include a reference arm of oral phosphare and vitamin D.

We are also continuing to develop KRN23 in adults with XLH. We have initiated a long-term, open-label Phase 2b extension study of KRN23 in adult XLH patients who had previously participated in the studies conducted by KHK. In July 2016, we completed enrollment of 134 patients in a Phase 3 study of KRN23 for the treatment of adults with XLH. The Phase 3 study is an international, randomized, double-blind, placebo-controlled clinical study assessing the efficacy and safety of monthly KRN23 in adult XLH patients. The primary endpoint of the study is serum phosphorus levels through 24 weeks, and the key secondary endpoint is the Brief Pain Inventory Question 3 (pain at its worst in the last 24 hours) at Week 24. Other secondary endpoints include patient reported outcomes assessing skeletal pain, stiffness, fatigue, motor function, and quality of life in these patients. A 48-week open-label bone quality study in approximately 14 adult XLH patients evaluating the potential impact of KRN23 on the underlying osteomalacia via bone biopsy is currently enrolling patients.

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

We initiated a Phase 3 global, randomized, placebo-controlled, blind-start clinical study in December 2014. The Phase 3 study was designed to assess the efficacy and safety of rhGUS in 12 patients between five and 35 years of age. Patients were randomized to one of four groups. One cohort began rhGUS therapy immediately, while the other three started on placebo and crossed over to rhGUS at different predefined time points in a blinded manner. This study design generated treatment data from all 12 patients. Based on data from the Phase 1/2 study, patients were dosed with 4 mg/kg of rhGUS every other week for up to a total of 48 weeks, and all groups received a minimum of 24 weeks of treatment with rhGUS.

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

In July 2016, we announced that the study met its primary endpoint of reducing urinary GAG (dermatan sulfate) excretion after 24 weeks of treatment, demonstrating a reduction from baseline of 64.8 percent (p<0.0001). The Multi-domain Responder Index (MDRI) score at 24 weeks of treatment, a secondary endpoint, demonstrated an overall mean improvement (±SD) of +0.5 domains (±0.80) (p=0.0527). Six of the 12 patients had an improvement in their MDRI score of +1 or more. Five patients demonstrated no worsening of this progressive disease, or an MDRI score of 0. One patient had an MDRI score of -1. The MDRI is a summation of scores from each of the following domains: the six-minute walk test (6MWT), forced vital capacity (FVC), shoulder flexion, visual acuity, and the Bruininks-Oseretsky Test of Motor Proficiency (BOT-2) fine motor and gross motor function. For the 6MWT, the improvement (±SE) was 20.8 (±16.75) meters at 24 weeks of treatment based on the estimates from 9 patients who had any change from baseline data. Three of these patients demonstrated an improvement of a magnitude equal or greater than the minimally important difference (MID) with increases of 65 meters, 80 meters and 83 meters at 24 weeks compared to baseline. For the fatigue scores, four patients improved at or above the MID level after 24 weeks of treatment and nine of 12 showed improvement at some point during the study. All patients experienced treatment emergent adverse events, which were generally mild to moderate in severity. Six of the eight patients with infusion associated reactions (IARs) on rhGUS treatment had events involving the IV catheter. There were two patients that each had a single hypersensitivity-type IAR, including one Grade 3 treatment-related anaphylactoid serious adverse event (SAE) that resulted from an infusion rate error. The second patient had mild fever and diaphoresis that resolved without treatment. No patients demonstrated recurring hypersensitivity reactions to infusions. There was a second SAE that was a Grade 2 unrelated event from an accidental injury. There were no deaths and no treatment discontinuations or missed infusions due to AEs. Seven of the 12 patients developed anti-rhGUS antibodies, which were not associated with immune-mediated AEs.

Based on the data from the Phase 3 study, we plan to meet with the FDA and EMA this year to discuss our plans to submit regulatory filings in the first half of 2017.We previously obtained feedback from the FDA and the EMA regarding the design of the Phase 3 study. The FDA stated that their evaluation of the pivotal Phase 3 study will be based on the totality of the data on a patient-by-patient basis and advised against the declaration of a primary endpoint. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in approximately 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

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

78-week data, including a comparison of major medical event rates approximately 18 months before and after UX007 treatment, as well as long-term safety and exercise tolerance data, are expected in the second half of 2016. We are planning to initiate a Phase 3 study in LC-FAOD patients in 2017 based on the interim Phase 2 data. The Phase 3 trial design and endpoints continue to be optimized prior to discussion with regulators. Further details are expected to be provided after discussions with regulatory authorities.

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

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical study that plans to enroll up to 40 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. Other efficacy objectives include cognitive function and movement disorder. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with UX007 through week 52. In order to accelerate enrollment, we amended the enrollment criteria to also include patients with only absence seizures. Screening has been closed and we expect that up to 40 patients will be enrolled in the study. Data are expected in the second half of 2016.

In April 2015, positive data from an investigator-sponsored study of UX007 for the treatment of movement disorders associated with Glut1 DS were presented at the American Academy of Neurology Annual Meeting. The data showed a statistically significant 90% reduction in movement disorder events after treatment with UX007 (p=0.028) and a statistically significant increase in events after withdrawal from treatment with UX007 (p=0.043). Based on these study results, in November 2015 we announced an update to our development plan for UX007 in Glut1 DS patients. We now plan to initiate a Phase 3 study in approximately 40 Glut1 DS patients with the movement disorder phenotype in the second half of 2016. The study is intended to be a randomized, double-blind, placebo-controlled, double cross-over study. The study is designed to assess the impact of UX007 on movement disorder events as recorded by a patient diary. In recent interactions with the FDA, they have raised questions about the clinical meaningfulness of Glut1 DS movement disorder events. Therefore, we are working on further substantiating the clinical meaningfulness of Glut1 DS movement disorder events captured by a patient diary prior to finalizing the study design.

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

We initiated a randomized, double-blind, placebo-controlled 48-week pivotal Phase 3 study of Ace-ER in 89 patients with GNE myopathy in May 2015 and completed enrollment in July 2016. The FDA agreed with the Phase 3 study design, including the primary endpoint of a composite of upper extremity muscle strength, with supportive secondary endpoint data from a patient-reported outcome, both of which were studied in the Phase 2 study. Data from the Phase 3 study are expected in 2017.

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

Collaboration with Takeda Pharmaceutical Company Limited

We entered into a strategic partnership with Takeda Pharmaceutical Company Limited to develop and commercialize therapies to treat rare genetic diseases in June 2016. As part of the collaboration, we will initially receive an exclusive license to one preclinical Takeda product candidate in a pre-determined field of use, and will have an exclusive option to co-develop and co-commercialize the product candidate in additional therapeutic areas. We have also established a five-year research collaboration with Takeda in which we will have the option to license up to five additional Takeda product candidates for rare diseases.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $56.9 million and $29.8 million for the three months ended June 30, 2016 and 2015, $109.7 million and $51.2 million for the six months ended June 30, 2016 and 2015, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

We recorded revenue for UX003 in the second quarter of 2016 for named patient sales in Europe. All of the costs to manufacture the associated inventory were expensed as incurred because the product is not approved for commercial sale. We do not expect to receive any significant revenue until we obtain regulatory approval for any product candidates that we develop and commercialize them or enter into collaborative agreements with third parties through which we could generate revenue.

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

Other income (expense)

Other income (expense) primarily consists of foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three months and six months ended June 30, 2016 to the three and six months ended June 30, 2015:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Revenue	$17	$-	$17	*

	Six Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Revenue	$17	$-	$17	*

We recognized revenue for a nominal amount of named patient sales of UX003 in Europe for the three and six months ended June 30, 2016. We did not recognize any revenue for the three and six months ended June 30, 2015.

Research and Development Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Development candidate:
KRN23 (XLH)	$8,029	$2,333	$5,696	244%
KRN23 (TIO)	758	166	592	357%
rhGUS	7,010	5,179	1,831	35%
UX007 (LC-FAOD)	3,801	2,307	1,494	65%
UX007 (Glut 1 DS)	3,445	1,658	1,787	108%
Ace-ER	7,710	6,084	1,626	27%
Other research costs and preclinical costs	12,579	5,377	7,202	134%
Total research and development expenses	$43,332	$23,104	$20,228	88%

	Six Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Development candidate:
KRN23 (XLH)	$14,483	$4,203	$10,280	245%
KRN23 (TIO)	1,047	361	686	190%
rhGUS	14,095	8,579	5,516	64%
UX007 (LC-FAOD)	9,857	4,773	5,084	107%
UX007 (Glut 1 DS)	6,508	3,292	3,216	98%
Ace-ER	15,507	10,595	4,912	46%
Other research and development costs	22,250	8,665	13,585	157%
Total research and development expenses	$83,747	$40,468	$43,279	107%

Research and development expenses increased $20.2 million and $43.3 million for the three months and six months ended June 30, 2016, compared to the same periods in 2015. The increase in research and development expenses shown above is primarily due to:

•

for KRN23 (XLH), an increase of $5.7 million and $10.3 million for the three months and six months ended June 30, 2016, respectively, related to the continued development of our clinical program, the enrollment of our Phase 3 adult study, and other development planning and regulatory activities, net of KHK reimbursement;

•

for KRN23 (TIO), an increase of $0.6 million and $0.7 million for the three months and six months ended June 30, 2016, respectively, related to the continued development of our adult TIO study and other development planning and regulatory activities, net of KHK reimbursement;

•

for rhGUS, an increase of $1.8 million and $5.5 million for the three months and six months ended June 30, 2016, respectively, related to our Phase 3 clinical program and increases in manufacturing-related and quality activities;

•

for UX007 (LC-FAOD), an increase of $1.5 million and $5.1 million for the three months and six months ended June 30, 2016, respectively, related to clinical manufacturing, the continued development of our clinical program, and support of investigator-sponsored studies across multiple diseases;

•

for UX007 (Glut1 DS), an increase of $1.8 million and $3.2 million for the three months and six months ended June 30, 2016, respectively, related to the continued development of our clinical program, including patient identification;

•

for Ace-ER, an increase of $1.6 million and $4.9 million for the three months and six months ended June 30, 2016, respectively, related to the enrollment of our Phase 3 study, and manufacturing, quality, and regulatory activities for this program; and

•

an increase of $7.2 million and $13.6 million for the three months and six months ended June 30, 2016, respectively, in other research and development costs including expenses in support of our clinical product candidate pipeline, expenses related to our research stage programs and research collaborations, and certain cost allocations, including stock compensation.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
General and administrative	$14,738	$7,038	$7,700	109%

	Six Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
General and administrative	$27,945	$11,176	$16,769	150%

General and administrative expenses increased $7.7 million and $16.8 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in employees in support of our activities.

We expect general and administrative expenses to increase to support our organizational growth, the costs of being a public company, and for our expected staged build out of our commercial organization over the next several years related to multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Interest income	$971	$456	$515	113%

	Six Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Interest income	$1,955	$729	$1,226	168%

Interest income increased $0.5 million and  $1.2 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to funds invested from our underwritten public offering in July 2015 and increased yield on our investment portfolio.

Other Income (Expense), net (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Other income (expense), net	$159	$(101)	$260	-257%

	Six Months Ended June 30,		Dollar	%
	2016	2015	Change	Change
Other income (expense), net	$40	$(251)	$291	-116%

Other income (expense), net increased $0.3 million for the three months and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to more favorable foreign exchange rates in the current year.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of common stock in our IPO and $521.4 million in net proceeds from the sale of common stock in our underwritten public offerings following our IPO. In July 2016, we entered into an At-The-Market, or ATM, sales agreement with Cowen under which we may offer and sell our common stock having aggregate proceeds of up to $150.0 million from time to time. In July 2016, we also consummated a common stock purchase agreement with Takeda whereby Takeda purchased 374,590 shares of the Company’s common stock for total consideration of $40.0 million. Beginning three months after July 21, 2016, the effective date of the collaboration, we have an option, exercisable at our sole discretion, to require Takeda to purchase an additional $25.0 million in shares of common stock at the then-current 30-day VWAP, with such right expiring on the first anniversary of the effective date of the collaboration. Contingent upon meeting certain other milestones as noted in the collaboration agreement, we have a second option, exercisable in our sole discretion, to require Takeda to purchase an additional $10.0 million in shares of common stock at the then-current 30-day VWAP.

As of June 30, 2016, we had $441.8 million in available cash, cash equivalents, and investments. Our cash, cash equivalents, and investments are held in a variety of interest-bearing accounts, corporate debt securities, U.S. government securities, and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(84,550)	$(34,932)
Cash provided by (used in) investing activities	45,761	(115,076)
Cash provided by financing activities	289	178,035
Net increase (decrease) in cash and cash equivalents	$(38,500)	$28,027

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

Cash used in operating activities for the six months ended June 30, 2016 was $84.6 million and reflected a net loss of $109.7 million, offset by non-cash charges of $1.2 million for depreciation and amortization, $3.2 million for the amortization of premium paid on purchased investments, and $21.1 million for stock-based compensation. Cash used in operating activities also reflected a $4.6 million increase in prepaid expenses and other current assets primarily due to an increase in deferred rent for the commencement of a new lease and increases in KHK receivable, prepaid manufacturing costs, and prepaid clinical costs. There was also a $0.9 million increase in other assets primarily due to an increase in prepaid clinical costs, a $2.8 million increase in accounts payable primarily due to higher collaboration and research costs, and a $2.2 million increase in accrued expenses and other liabilities as a result of increases in clinical study, manufacturing, and related costs as we continued to increase our research and development activities.

Cash used in operating activities for the six months ended June 30, 2015 was $34.9 million and reflected a net loss of $51.2 million, offset by non-cash charges of $0.5 million for depreciation and amortization, $2.2 million for the amortization of premium paid on purchased short-term investments, and $7.5 million for stock-based compensation. Cash used in operating activities also reflected a $3.5 million increase in prepaid expenses and other current assets primarily due to an increase in costs in contract research organization, CRO, other prepaid clinical costs, and prepaid insurance expenses, a $4.8 million increase in accounts payable primarily due to timing of payments, higher clinical study and related costs and an increase in professional fees, and a $4.8 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, and related costs as we continued to increase our research and development activities offset by a decrease in employee bonuses.

Cash Provided by or Used in Investing Activities

Cash provided by investing activities for the six months ended June 30, 2016 was $45.8 million and related to purchases of investments of $223.1 million, purchases of property and equipment of $6.5 million and an increase of $1.5 million in restricted cash for the expansion of the space under our current lease agreement, offset by proceeds from maturities of investments of $222.6 million and the sale of investments of $54.3 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 was $0.3 million and was comprised of proceeds from the issuance of common stock from the exercise of stock options.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2016, we had cash, cash equivalents, and investments totaling $441.8 million which includes bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point shift change in interest rates during any of the periods presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of June 30, 2016. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, we completed the implementation of supply chain modules to our existing enterprise resource planning (ERP) system. In connection with several core financial and purchasing modules implemented in 2015, we have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures. We will continue to build out our ERP system in a phased approach.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows, and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this report, including our financial statements and notes thereto, before deciding to invest in our common stock. If any of the following risks actually materializes, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $56.9 million and $29.8 million for the three months ended June 30, 2016 and 2015, and net losses of $109.7 million and $51.2 million for the six months ended June 30, 2016 and 2015, respectively.

We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our product candidates are in clinical development and we may never have a product candidate approved for commercialization, though UX003 is currently available on a named patient basis in certain countries in Europe. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement, and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable despite obtaining such market share and acceptance of our products.

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

We have not generated any significant revenue from product sales and may never be profitable.

We have no products approved for commercialization and have not generated any significant revenue from product sales. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating significant revenue from product sales in the near future. Our ability to generate substantial future revenue from product sales, including named patient sales, depends heavily on our success in many areas, including but not limited to:

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. For example, the development of KRN23, rhGUS, and UX007 for pediatric use is an important part of our current business strategy; if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.

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

As of June 30, 2016, our available cash, cash equivalents, and investments were $441.8 million. We will likely require additional capital to obtain regulatory approval for, and to commercialize all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. To date, we have invested substantially all of our efforts and financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. We cannot be certain that any clinical studies will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete nonclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no significant revenue from sales of drugs, and we may never be able to develop or commercialize a marketable drug. We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in some clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Each of our product candidates is in development and will require additional clinical development, management of nonclinical, clinical, and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization, significant marketing efforts, and reimbursement before we generate any significant revenue from commercial product sales. We currently have multiple programs that are in clinical studies. Three of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For Ace-ER, we filed for conditional marketing authorization in the EU on the basis of results from our Phase 2 study, which study was originally designed to serve as a hypothesis-generating exploratory study and not as a pivotal study. Additionally, the study had a small sample size, did not have a primary endpoint and had a pre-specified unblinding that occurred halfway during the treatment period. Accordingly, the data from this Phase 2 study are not as comprehensive or robust as data that are typically generated from a pivotal Phase 3 study. Although conditional marketing authorization initially allows for approval based on a positive benefit-risk assessment without providing comprehensive clinical data, marketing approval applications based on smaller and less definitive studies may entail a higher risk for rejection than the standard approval pathway. Additionally, our filing for conditional marketing authorization for Ace-ER represents our first application for regulatory approval of an investigational drug. In the course of interacting with the EMA on this filing, certain findings and observations have been made, including but not limited to safety and efficacy and deficiencies in our clinical and chemistry, manufacturing, and controls processes and procedures, which we are in the process of addressing. However, there can be no assurance that our responses to these issues will be adequate such that we will be able to secure approval with the current filing or within projected time periods. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies would be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval. We also currently plan to file for conditional marketing authorization for KRN23 for XLH in the EU based on Phase 1/2 and Phase 2 data. This filing would face similar hurdles.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, UX007, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. For example, for our Glut1 DS Phase 3 clinical trial, we have proposed utilizing a patient diary to track movement disorder events. Based on FDA feedback expressing concern about the clinical meaningfulness of all such events tracked, we are collecting additional supportive data on the clinical impact of events from patients and optimizing the diary in order to capture clinically meaningfulness of events. There is no guarantee that these modifications to the endpoint will be acceptable to FDA. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Scenarios that may prevent successful or timely completion of clinical development include but are not limited to:

•	our inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of human clinical studies or filings for regulatory approval;
•	delays or failures in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with CROs, clinical study sites, and other clinical trial-related vendors;
•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs and/or regulatory agencies to proceed with clinical studies;
•	failure to gain approval from regulatory authorities or IRBs to conduct clinical studies in certain countries;
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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, and the potential approval of such regulatory filings. We periodically make public announcements about the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions, but the actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Some of our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, adult patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache, and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. In interim Phase 2 data in pediatric patients, the most common treatment-related adverse event by preferred term was injection site reaction. There were no deaths and there was one serious adverse event of fever and muscle pain in a patient that was considered possibly treatment-related. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, over 14 years of treatment experience in approximately 130 human subjects, including greater than 60 with LC-FAOD, we are aware of three serious adverse events that were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. In interim data from our Phase 2 study, there were no deaths but there was one treatment-related serious adverse event of moderate gastroenteritis with vomiting. The most common treatment-related adverse events were diarrhea, abdominal/gastrointestinal pain, and vomiting. While we have not completed our own clinical studies for UX007, there may be other side effects associated with its use that we discover. Additionally, patients treated with Ace-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to a developing allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

Additionally, if our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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

Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory scrutiny.

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

The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo GmbH, or IOI Oleo, formerly Cremer Oleo GmbH & Co. KG, , pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by Alcami Corporation, or Alcami (formerly known as AAIPharma Services Corp., or AAIPharma), pursuant to our license agreement and accompanying purchase orders with Alcami. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We are currently building an integrated commercial organization. If we are unable to establish sufficient field forces and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate significant revenue.

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

As of June 30, 2016, we had 329 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, field forces, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.	8-K	2/5/2014	3.1
3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1†	License and Collaboration Agreement by and between Takeda Pharmaceutical Company Limited and Ultragenyx Pharmaceutical Inc., dated June 6, 2016				X
10.2†	Common Stock Purchase Agreement between Ultragenyx Pharmaceutical Inc. and Takeda Pharmaceutical Company Limited, dated as of June 6, 2016				X
10.3#	Offer letter, dated as of April 26, 2016, between the Registrant and Karah Parschauer				X
10.4	Sales Agreement, dated as of July 1, 2016, between Ultragenyx Pharmaceutical Inc. and Cowen and Company, LLC	8-K	7/5/2016	1.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.

#Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 8, 2016	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2016	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Executive Director, Corporate Controller (Principal Accounting Officer)