Form 10-Q
period 2016-09-30
Ultragenyx Pharmaceutical Inc.
filed 2016-11-08
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, the registrant had 40,859,861 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress, and results of future preclinical studies and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$142,280	$93,569
Short-term investments	254,150	343,428
Restricted cash	1,411	150
Prepaid expenses and other current assets	18,944	13,060
Total current assets	416,785	450,207
Property and equipment, net	18,226	7,373
Restricted cash	2,076	2,135
Long-term investments	76,211	99,259
Other assets	1,868	595
Total assets	$515,166	$559,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,616	$2,942
Accrued liabilities	43,487	24,784
Deferred rent—current portion	328	192
Total current liabilities	50,431	27,918
Other liabilities	8,845	561
Total liabilities	59,276	28,479
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of September 30, 2016 and
December 31, 2015	—	—
Common stock — 250,000,000 shares authorized; 40,052,032 and 38,882,394 shares issued
and outstanding as of September 30, 2016 and December 31, 2015, respectively	40	39
Additional paid-in capital	915,084	816,578
Accumulated other comprehensive income (loss)	12	(868)
Accumulated deficit	(459,246)	(284,659)
Total stockholders’ equity	455,890	531,090
Total liabilities and stockholders’ equity	$515,166	$559,569

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$111	$—	$128	$—
Operating expenses:
Research and development	48,711	29,704	132,458	70,172
General and administrative	17,183	10,232	45,128	21,408
Total operating expenses	65,894	39,936	177,586	91,580
Loss from operations	(65,783)	(39,936)	(177,458)	(91,580)
Other income (expense), net:
Interest income	922	673	2,877	1,402
Other income (expense), net	(46)	31	(6)	(220)
Total other income (expense), net	876	704	2,871	1,182
Net loss	$(64,907)	$(39,232)	$(174,587)	$(90,398)
Net loss per share, basic and diluted	$(1.64)	$(1.03)	$(4.46)	$(2.51)
Shares used in computing net loss per share, basic and diluted	39,551,923	38,268,632	39,184,994	36,086,598

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(64,907)	$(39,232)	$(174,587)	$(90,398)
Other comprehensive income:
Foreign currency translation adjustments	(28)	—	(17)	—
Unrealized gain (loss) on available-for-sale securities	(212)	170	897	135
Other comprehensive income (loss):	(240)	170	880	135
Total comprehensive loss	$(65,147)	$(39,062)	$(173,707)	$(90,263)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(174,587)	$(90,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	34,771	15,395
Amortization of premium (discount) on investment securities, net	4,230	3,700
Depreciation and amortization	2,267	904
Non-cash license fee from collaboration arrangement	700	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,833)	(6,395)
Other assets	(1,273)	40
Accounts payable	3,842	(544)
Accrued liabilities and other liabilities	22,588	11,765
Net cash used in operating activities	(113,295)	(65,533)
Investing activities:
Purchase of property and equipment	(9,522)	(3,032)
Purchase of investments	(311,523)	(477,321)
Proceeds from the sale of investments	94,289	63,310
Proceeds from maturities of investments	326,228	158,420
Increase in restricted cash	(1,202)	(168)
Net cash provided by (used in) investing activities	98,270	(258,791)
Financing activities:
Proceeds from issuance of common stock in connection with underwritten public offerings, net	33,700	461,158
Proceeds from issuance of common stock in connection with collaboration agreement, net	26,362	—
Proceeds from issuance of common stock from equity awards, net	3,674	5,528
Net cash provided by financing activities	63,736	466,686
Net increase in cash and cash equivalents	48,711	142,362
Cash and cash equivalents at beginning of period	93,569	24,324
Cash and cash equivalents at end of period	$142,280	$166,686

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

During the three and nine months ended September 30, 2016, the Company recognized revenue from sales of rhGUS (UX003) on a “named patient” basis which are allowed in certain European countries prior to the commercial approval of the product in the territory. Due to the Company’s limited sales and collection history to date, revenue has been recognized upon receipt of payment.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on its balance sheet. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In March, April, and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company expects to early adopt the new revenue standard as of January 1, 2017. The Company does not expect the adoption of the new revenue standard will have a material effect on the accounting for product sales. The Company is in the process of analyzing each of its collaboration agreements to determine the impact that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$101,007	$—	$—	$101,007
Corporate bonds	—	225,797	—	225,797
Commercial paper	—	11,956	—	11,956
Asset-backed securities	—	35,133	—	35,133
U.S. Government Treasury and agency securities	—	77,137	—	77,137
Total financial assets	$101,007	$350,023	$—	$451,030

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$53,254	$—	$—	$53,254
Corporate bonds	—	370,445	—	370,445
Commercial paper	—	13,887	—	13,887
Asset-backed securities	—	29,302	—	29,302
U.S. Government Treasury and agency securities	—	47,452	—	47,452
Total financial assets	$53,254	$461,086	$—	$514,340

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$101,007	$—	$—	$101,007
Corporate bonds	225,782	104	(89)	225,797
Commercial paper	11,956	—	—	11,956
Asset-backed securities	35,106	27	—	35,133
U.S. Government Treasury and agency securities	77,150	12	(25)	77,137
Total	$451,001	$143	$(114)	$451,030

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$53,254	$—	$—	$53,254
Corporate bonds	371,098	11	(664)	370,445
Commercial paper	13,887	—	—	13,887
Asset-backed securities	29,356	—	(54)	29,302
U.S. Government Treasury and agency securities	47,613	—	(161)	47,452
Total	$515,208	$11	$(879)	$514,340

At September 30, 2016, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Research and clinical study expenses	$16,281	$9,764
Payroll and related expenses	11,818	9,423
Repayment liability under collaboration agreement	11,358	—
Other	4,030	5,597
Total accrued liabilities	$43,487	$24,784

5.	License and Research Agreements

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

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements. The Company’s expenses were reduced by $7.2 million and $3.4 million for the three months ended September 30, 2016 and 2015, and $18.2 million and $7.1 million for the nine months ended September 30, 2016 and 2015, respectively, for its share of the costs as research and development. As of September 30, 2016 and December 31, 2015, the Company had receivables in the amount of $7.2 million and $3.8 million, respectively, for this collaboration arrangement.

Takeda License and Collaboration and Purchase Agreements

In June 2016, the Company executed a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda). Pursuant to the agreement, which became effective in July 2016, the Company obtained an exclusive license for a pre-clinical compound from Takeda in a pre-determined field of use, which includes an option to an additional field of use for this product with the terms to be negotiated, and an option to a specified product candidate (identified option product). The Company is responsible for the development costs for the pre-clinical compound and the identified option product pursuant to an initial development plan. Because the license to the pre-clinical compound has no alternative future use, the estimated fair value of $0.7 million was recorded as a research and development expense upon acquisition. Under the license for the pre-clinical compound, the Company may be required to make future milestone payments to Takeda of up to $7.5 million if certain development milestones are met, $75.0 million if certain regulatory milestones are met, and $150.0 million if certain commercial milestones are met, as well as royalties with respect to net sales in the high-single digits to low-teens. Any products resulting from the pre-clinical compound or the identified option product is referred to in this report as the “licensed product.”

As part of the agreement, the Company and Takeda established a five-year research collaboration whereby the parties may mutually agree to add additional option products candidates to the collaboration, in which case the Company will bear the cost of the development activities, with certain exceptions.

In July 2016, the Company consummated a common stock purchase agreement, executed in conjunction with the collaboration and license agreement, whereby Takeda purchased 374,590 shares of the Company’s common stock for $40.0 million in cash. The fair market value of the common stock issued to Takeda was $27.3 million, based on the closing stock price of $72.95 on the date of issuance, resulting in a $12.7 million premium paid to the Company. The Company also received a put option to require Takeda to purchase an additional $25.0 million in shares of the Company’s common stock at the then-current 30-day volume-weighted average price (VWAP). The Company also received a second put option, which is contingent upon meeting certain development milestones on the identified option product, to require Takeda to purchase an additional $10.0 million in shares of the Company’s common stock at the then-current 30-day VWAP. Takeda is subject to a 180-day lock-up provision as a result of the initial purchase of common stock, is subject to a five-year standstill (subject to customary exceptions or release), and has registration rights for purchases of common stock. The Company estimated the fair value of the put options to be $0.9 million and recorded the put options in additional paid-in capital. The value of the put options was estimated as of the effective date of the agreement using Level 3 unobservable inputs. The valuation was performed using a Monte Carlo simulation approach using the term of the put options and an equity volatility of approximately 70%.

The Company also granted Takeda an exclusive option for Asian rights, for a limited period, to any licensed products and any additional products resulting from the collaboration, as well as an option to exclusively license one of the Company’s products for development and commercialization in Japan. If Takeda exercises any of its option rights to license a product pursuant to the agreement, Takeda will pay for the development costs within the licensed territory, will share in a portion of the global development costs, and will make a milestone payment upon regulatory approval. Takeda will also owe royalties on net sales in the licensed territory for any licensed product, depending on the development stage when the product is licensed as well as sales levels. The royalties related to the option to license the Company’s product, as well as the additional product are subject to future good faith negotiations at the time that the option is exercised.

The research and license agreement and the stock purchase agreement are being accounted for as one arrangement because they were entered into at the same time. The arrangements were evaluated pursuant to ASC 605-25, Multiple-Element Arrangements because the agreements contain multiple elements and deliverables. The Company concluded that there are multiple deliverables under the collaboration agreement, including deliverables related to research and development services with respect to licensed products as well as committee participation, which were determined to represent separate units of accounting. The total arrangement consideration received from Takeda is $14.3 million and consists of the $12.7 million premium on the sale of the common stock, the $0.9 million estimated fair value of the put options, and the $0.7 million estimated fair value of the pre-clinical compound. The Company is responsible for the costs under the initial development plan, which is expected to be performed over a period of approximately one and a half years. A significant portion of this work is expected to be performed by Takeda which has an estimated cost of approximately $10.0 million to $13.0 million. The total amount of funding to be returned to Takeda for the development work is uncertain as of September 30, 2016. The total arrangement consideration of $14.3 million will be recorded as a monetary liability until the total amount of the repayment obligation is determinable. Once the repayment obligation to Takeda is determinable, then any excess of the total arrangement consideration over the repayment obligation to Takeda, if any, will be classified as deferred revenue, allocated to the deliverables on a relative fair value basis, and subsequently will be recognized as collaboration revenue as the underlying services are performed. Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. As of September 30, 2016 the Company had a monetary liability in the amount of $14.3 million for this collaboration arrangement. The Company recognized $0.3 million for its portion of the research and development expenses for the three months ended September 30, 2016.

In October 2016, the Company exercised its first put option whereby Takeda received 352,530 shares of the Company’s common stock for $25.0 million in cash.

6.	Stock-Based Awards

2014 Incentive Plan

In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan), which became effective upon the closing of the Company’s IPO in February 2014. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of September 30, 2016, there were 1,047,754 shares reserved under the 2014 Plan for the future issuance of equity awards. The Company also had 1,380,922 shares reserved for the 2014 Employee Stock Purchase Plan, for which no shares had been issued.

Stock-Based Compensation Expense

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$8,294	$5,555	$21,364	$10,528
General and administrative	5,400	2,341	13,407	4,867
Total stock-based compensation	$13,694	$7,896	$34,771	$15,395

7.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options to purchase common stock	4,667,509	3,525,167	4,215,487	3,066,088
Unvested restricted stock units	528,688	163,613	359,637	96,827
Common stock warrants	149,700	149,700	149,700	211,116
	5,345,897	3,838,480	4,724,824	3,374,031

8.	Equity Transactions

In July 2016, the Company entered into an At-The-Market, or ATM, sales agreement, with Cowen and Company, LLC (Cowen), whereby the Company may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as our sales agent. During the three and nine months ended September 30, 2016, the Company sold 497,815 shares of common stock, resulting in net proceeds of approximately $33.7 million, after commissions and other offering costs.

During the period of October 1, 2016 through November 7, 2016, the Company sold an additional 398,385 shares of common stock, resulting in net proceeds of approximately $26.0 million, after commissions and other offering costs.

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

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014 and a Phase 3 study in pediatric patients in October 2016. We completed enrollment in a 134-patient Phase 3 adult study in July 2016. We plan to file for conditional marketing authorization in the European Union around the end of 2016. We have met with U.S. FDA and plan to submit a biologics license application (BLA) in the second half of 2017.

•

KRN23 is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We initiated a Phase 2 study of KRN23 in adult inoperable TIO patients in March 2015.

•

Recombinant human beta-glucuronidase, or rhGUS or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. We have met with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) and plan to submit regulatory filings in the first half of 2017, based on Phase 3 study results.

Our substrate replacement therapy pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied in an open-label Phase 2 study for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, from which additional data is expected in 2016. LC-FAOD is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The Company is planning for a Phase 3 study that it expects to initiate in 2017 after discussions with regulatory authorities.

•

UX007 is also in a Phase 2 study for the treatment of glucose transporter type-1 deficiency syndrome, or Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder. We expect data from the Phase 2 seizure study in the first quarter of 2017. A Phase 3 study in the movement disorder phenotype of Glut1 DS is expected to begin by the end of 2016.

•

Aceneuramic acid extended-release, or Ace-ER or UX001, is an extended-release form of aceneuramic acid in a fully enrolled Phase 3 study for the treatment of GNE myopathy, a neuromuscular disorder that causes muscle weakness and wasting. We filed a Marketing Authorization Application, or MAA, seeking conditional approval from the EMA for the use of Ace-ER in the treatment of GNE myopathy based on Phase 2 data. The Committee for Medicinal Products for Human Use (CHMP) opinion on the conditional marketing authorization application is expected by the end of 2016, and a decision from the European Commission is expected in the first half of 2017.

Clinical Product Candidates

The following table summarizes our current clinical-stage product candidate pipeline:

KRN23 (UX023) for the treatment of XLH

KRN23 is a fully human monoclonal antibody administered via subcutaneous injection that is designed to bind and reduce the biological activity of FGF23 to increase abnormally low phosphate levels in patients with XLH. Patients with XLH have low serum phosphate levels due to excessive phosphate loss into the urine, which is directly caused by the effect on kidney function of excess FGF23 production in bone cells. Low phosphate levels lead to poor bone mineralization and a variety of clinical manifestations, including rickets, leading to bowing and other skeletal deformities, short stature, bone pain and fractures, and muscle weakness. There is no approved drug therapy or treatment for the underlying cause of XLH. Most patients are managed using frequently dosed oral phosphate replacement and vitamin D therapy, which can lead to significant side effects. Oral phosphate/vitamin D replacement therapy requires extremely close monitoring due to the potential for excessive phosphate levels and secondary increases in calcium, which can result in severe damage to the kidneys from excess calcium phosphate deposits and other complications. Additionally, some patients are unable to tolerate the regimen due to the chalky stool that results from taking large amounts of oral phosphate or the high frequency of dosing required. The FDA has granted Fast Track Designation to the KRN23 program for the treatment of XLH, and Breakthrough Therapy Designation for pediatric patients one year of age or older.

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

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23 in patients ages 5 to 12 years with XLH. The study consists of a 16-week individual dose-titration period followed by a 48-week treatment period, for a total of 64 weeks. Patients were divided into three cohorts of escalating starting dose levels of KRN23, and were dosed either once every four week or biweekly. At the end of the 16-week dose-titration period, patients were allowed to continue to receive dose increases in order to reach the individually optimized dose of KRN23 on a biweekly or every four-week basis for the 48-week treatment period. In late 2014, we completed enrollment of 36 patients. Based on positive 16-week data, we decided to enroll an additional 16 patient cohort with patients who had more severe disease at baseline (based on their Thacher Rickets Severity Scoring System (RSS) knee score >1.5). Patients for the Phase 2 study were enrolled at nine global centers of excellence in XLH. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We are also assessing preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life.

In September 2016, we released interim data through 64 weeks for the first 36 patients enrolled in the study, and 40 week-data for all 52 patients in the study. Forty nine of the 52 patients had previously been on standard of care (oral phosphate/active vitamin D therapy) for an average of 6.7 years. Patient demographics were well balanced between the biweekly (n=26) and every four-week (n=26) dose groups. Rickets were evaluated via two scoring systems – the RSS and the Radiographic Global Impression of Change (RGI-C). A subset of patients (n=34; 17 dosed biweekly and 17 dosed every four weeks) were pre-specified as having higher rickets severity (greater bone disease) if their baseline total RSS scores were > 1.5.

Overall, in all patients (n=52), the mean total RSS score decreased by 50% from baseline to 40 weeks (p<0.0001). In patients with higher baseline rickets (n=34), the mean total rickets score decreased by 61% from baseline to 40 weeks (p<0.0001). In patients who were dosed bi-weekly (n=26), the mean total RSS score decreased by 61% from baseline to 40 weeks (p<0.0001). In the higher severity patients who were dosed bi-weekly (n=17), the mean total rickets score decreased by 71% from baseline to 40 weeks (p<0.0001). In all patients who have reached 64 weeks of treatment (n=36), the mean total RSS score decreased by 38% (p<0.0001). In patients with higher baseline rickets who have reached 64 weeks of treatment (n=18), the mean total rickets score decreased by 51% (p<0.0001). In patients who were dosed bi-weekly and have reached 64 weeks of treatment (n=18), the mean total RSS score decreased by 51% (p<0.0001). In the higher severity patients who were dosed bi-weekly and have reached 64 weeks of treatment (n=17), the mean total rickets score decreased by 57% (p<0.0001).

Overall, patients (n=52) experienced a mean improvement in RGI-C score of +1.56 (p<0.0001), and those patients with higher baseline rickets (n=34) experienced a mean improvement of +1.91 (p<0.0001) from baseline to 40 weeks. Patients who were dosed bi-weekly (n=26) experienced a mean improvement in RGI-C score of +1.72 (p<0.0001), and those patients with higher baseline rickets (n=17) experienced a mean improvement of +2.04 (p<0.0001) from baseline to 40 weeks. Patients who have completed 64 weeks of treatment (n=36) experienced a mean improvement in RGI-C score of +1.35(p<0.0001), and those patients with higher baseline rickets (n=18) experienced a mean improvement of +1.91 (p<0.0001) from baseline to 64 weeks. Patients who were dosed bi-weekly (n=18) experienced a mean improvement in RGI-C score of +1.35 (p<0.0001), and those patients with higher baseline rickets (n=9) experienced a mean improvement of +1.96 (p<0.0001) from baseline to 64 weeks. Substantial healing (RGI-C score > 2) was observed in all but one patient with higher baseline rickets who received bi-weekly dosing.

Overall, patients (n=52) experienced a mean improvement in growth velocity of +0.68 (p=0.0321) and a mean improvement in height z-score of 0.13 (p<0.0001) from baseline to 40 weeks. Those patients with higher baseline rickets (n=34) experienced a mean improvement in growth velocity of +1.23 (p=0.0046) and a mean improvement in height z-score of 0.18 (p=0.0003) from baseline to 40 weeks. Patients who were dosed bi-weekly (n=26) experienced a mean improvement in growth velocity of +0.96 (p=0.0088) and a mean improvement in height z-score of 0.17 (p<0.0001) from baseline to 40 weeks. Those patients with higher baseline rickets who were dosed bi-weekly (n=17) experienced a mean improvement of +1.69 (p<0.0001) in growth velocity and a mean improvement in height z-score of 0.22 (p<0.0001) from baseline to 40 weeks. Patients who have completed 64 weeks of treatment (n=36) experienced a mean improvement in growth velocity of +0.27 (N.S.) and a mean improvement in height z-score of 0.16 (p<0.0001) from baseline to 64 weeks. Those patients with higher baseline rickets (n=18) experienced a mean improvement in growth velocity of +0.58 (p=0.023) and a mean improvement in height z-score of 0.19 (p=0.0002) from baseline to 64 weeks. Patients who were dosed bi-weekly (n=18) experienced a mean improvement in growth velocity of +0.35 (N.S.) and a mean improvement in height z-score of 0.21 (p<0.0001) from baseline to 64 weeks. Those patients with higher baseline rickets who were dosed bi-weekly (n=9) experienced a mean improvement of +0.74 (p=0.0173) in growth velocity and a mean improvement in height z-score of 0.21 (p=0.0056) from baseline to 64 weeks.

Patients with walking impairment at baseline (defined by < 80% predicted normal walk distance in the six minute walk test, or 6MWT) in the bi-weekly dosing group achieved a mean increase of 84 meters (p<0.001) at 40 weeks (n=14), and 97 meters (p<0.001) at 64 weeks (n=7). Functional disability scores were measured with the Pediatric Orthopedic Society North America/Pediatric Outcome Data Collection Instrument (POSNA/PODCI). When evaluating the Global score of all five domains in those patients with substantial impairment at baseline (n=28, defined as baseline scores < 40 or one standard deviation below the normalized score of 50), a mean improvement of +17.5 (p< 0.0001) was observed at 40 weeks. Though the magnitude of these changes in functional measurements are substantial, any conclusions must be tempered by the fact that these data are from an uncontrolled, open-label study.

The most common treatment-related adverse events reported by preferred term was injection site reaction in 33% of patients. All of these reactions were considered mild. All other treatment-related adverse events were also considered mild. There was one serious adverse event considered possibly treatment-related. This was a previously reported patient with fever and muscle pain who improved without complication and is still in the trial. There have been no deaths or discontinuations from the study for any reason. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. None of the patients had serum phosphorus levels above the upper limit of normal at any time point. No clinically significant changes were observed in renal ultrasounds pre- and post-treatment.

In October 2016, we initiated a Phase 3 randomized open-label clinical study comparing the efficacy and safety of KRN23 to oral phosphate and active vitamin D therapy in approximately 60 pediatric patients with XLH. The study will evaluate changes in rickets, growth velocity and height, pharmacodynamic assessments, walking ability, patient reported outcomes assessing pain, fatigue and physical function, and safety.

We are also continuing to develop KRN23 in adults with XLH. In September 2016, we announced interim 24-week results (n=20) from the open-label Phase 2b extension study of KRN23 in adult XLH patients who had previously participated in the studies conducted by KHK. Patients demonstrated significant improvements in serum phosphorus levels and pain, stiffness and physical function domain scores at 24 weeks of treatment. The safety profile observed to date in the study is consistent with other XLH studies. In July 2016, we completed enrollment of 134 patients in a Phase 3 study of KRN23 for the treatment of adults with XLH. The Phase 3 study is an international, randomized, double-blind, placebo-controlled clinical study assessing the efficacy and safety of monthly KRN23 in adult XLH patients. The primary endpoint of the study is serum phosphorus levels through 24 weeks, and the key secondary endpoint is the Brief Pain Inventory Question 3 (pain at its worst in the last 24 hours) at Week 24. Other secondary endpoints include patient reported outcomes assessing skeletal pain, stiffness, fatigue, motor function, and quality of life in these patients. A 48-week open-label bone quality study in approximately 14 adult XLH patients evaluating the potential impact of KRN23 on the underlying osteomalacia via bone biopsy is currently enrolling patients.

We and our partner, KHK, plan to file for conditional marketing authorization in the European Union near the end of 2016 based on the Phase 2 data. We plan to submit a biologics license application (BLA) to the FDA for KRN23 in the second half of 2017, which is earlier than previously expected. Based on discussions with the FDA, our understanding is that the pediatric Phase 3 study is currently not expected to be required for a U.S. filing. The Company continues to discuss the details of the planned submission with FDA.

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

This Phase 2 study is evaluating KRN23 safety and efficacy in 17 adult inoperable patients. The primary objectives of the study are to establish the dose and assess the safety profile of treatment with KRN23 in adults with TIO. Patients receive subcutaneous injections of KRN23 once every four weeks for 48 weeks. All patients begin treatment with KRN23 at a starting dose of 0.3 mg/kg. Doses are then titrated in an effort to achieve a target fasting serum phosphorus range of 2.5 to 4.0 mg/dL. After completing the initial 48-week treatment period of the study, patients may continue into a planned treatment extension period in which they would receive KRN23 treatment for up to an additional 96 weeks. The co-primary endpoints include: the proportion of patients achieving mean peak serum phosphorus levels above the lower limit of normal (LLN; 2.5 mg/dL), as averaged between baseline and week 24; and the percent change from baseline in excess osteoid after 48 weeks of treatment.

In September 2016, we released 24-week interim data from the first eight patients in this study. Mean serum phosphorus, renal phosphate reabsorption (TmP/GFR) and serum 1,25 dihydroxy vitamin D levels increased over 24 weeks of treatment. The mean serum phosphorus level entered the normal range (above 2.5mg/dL Lower limit of normal) within one week of treatment, and was maintained in the low normal range from week 10 to week 24 of treatment. Of the seven patients who responded, six patients showed an improvement in bone mineral density, and bone turnover markers showed a statistically significant increase. One patient completed 48 weeks of treatment, at which time bone biopsy indicated an improvement from severe osteomalacia at baseline to mild osteomalacia at 48 weeks. The same patient showed resolution of four fractures at 24 weeks of treatment, determined by bone scan as previously disclosed. Bone mineral density for this patient improved 2% and 3% in the lumber spine and total hip, respectively. Adverse events occurred in all patients. Treatment-related adverse events were observed in three patients (38%), and included Vitamin D deficiency and rash as previously disclosed, and dysgeusia, all mild in grade. There was one serious adverse event of neoplasm progression, which occurred in one patient with pre-existing metastatic spindle sarcoma who did not respond and has discontinued treatment. No injection site reactions were observed. Two patients reported restless leg syndrome, one of whom had symptoms suggestive of worsening pre-existing restless leg syndrome. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. Bone biopsy and bone scan data for additional patients will be available at a later date.

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

The primary objective of the study was to determine the efficacy of rhGUS as determined by the percent reduction in urinary GAG excretion after 24 weeks of treatment. The Phase 3 study also evaluates as secondary endpoints the safety and tolerability of rhGUS, pulmonary function, walking, stair climb, shoulder flexion, fine and gross motor function, hepatosplenomegaly, cardiac size and function, visual acuity, patient and caregiver assessment of most significant clinical problems, global impressions of change, a multi-domain responder index, and other endpoints.

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

Based on the data from the Phase 3 study, we have met with the FDA and the EMA and plan to submit regulatory filings in the first half of 2017.We previously obtained feedback from the FDA and the EMA regarding the design of the Phase 3 study. The FDA stated that their evaluation of the pivotal Phase 3 study will be based on the totality of the data on a patient-by-patient basis and advised against the declaration of a primary endpoint. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in approximately 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio. The EMA requested that some evidence or trend in improvement in clinical endpoints be observed to support the primary endpoint, but recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

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

We licensed certain intellectual property rights for triheptanoin from Baylor Research Institute in August 2012. Triheptanoin has been studied clinically for over a decade in more than a hundred human subjects affected by a variety of diseases. Multiple investigator-sponsored open-label studies suggest clinical improvements with triheptanoin treatment, even for patients who were on standard of care. We presented data at the International Conference of Inborn Errors of Metabolism, or ICIEM, in August 2013 from a retrospective medical record review study assessing the clinical outcome of triheptanoin treatment on LC-FAOD patients who had been participating in a compassionate use program at the University of Pittsburgh Medical Center. The data showed that treatment with triheptanoin appeared to reduce the frequency and severity of hospitalizations previously experienced by these patients for disease-related causes, including muscle rupture, hypoglycemia, and cardiomyopathy. A reduction in mean total hospital days per year from 17.55 to 5.40 (69%; p = 0.0242) was observed after transitioning from standard of care to triheptanoin therapy. These results are clinically important but are derived from a retrospective medical review, and not from a prospective randomized controlled study.

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

78-week data, including a comparison of major medical event rates approximately 18 months before and after UX007 treatment, as well as long-term safety and exercise tolerance data, are expected in 2016. We are planning to initiate a Phase 3 study in LC-FAOD patients in 2017 based on the interim Phase 2 data. The Phase 3 trial design and endpoints continue to be optimized prior to discussion with regulators. Further details are expected to be provided after discussions with regulatory authorities.

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

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical study that plans to enroll up to 40 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. Other efficacy objectives include cognitive function and movement disorder. The blinded treatment period will be followed by an open-label extension period in which patients will be treated with UX007 through week 52. In order to accelerate enrollment, we amended the enrollment criteria to also include patients with only absence seizures. We have completed enrollment of 36 patients, and data are expected in the first quarter of 2017.

In April 2015, positive data from an investigator-sponsored study of UX007 for the treatment of movement disorders associated with Glut1 DS were presented at the American Academy of Neurology Annual Meeting. The data showed a statistically significant 90% reduction in movement disorder events after treatment with UX007 (p=0.028) and a statistically significant increase in events after withdrawal from treatment with UX007 (p=0.043). Based on these study results, in November 2015, we announced an update to our development plan for UX007 in Glut1 DS patients. We now plan to initiate a Phase 3 study in approximately 40 Glut1 DS patients with the movement disorder phenotype by the end of 2016. The study is intended to be a randomized, double-blind, placebo-controlled, double cross-over study. The study is designed to assess the impact of UX007 on movement disorder events as recorded by a patient diary. In recent interactions with the FDA, they have raised questions about the clinical meaningfulness of Glut1 DS movement disorder events. Therefore, we are working on further substantiating the clinical meaningfulness of Glut1 DS movement disorder events captured by a patient diary prior to finalizing the study design.

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

In October 2015 we announced the filing and acceptance for review of an MAA seeking conditional approval from the EMA based on our Phase 2 study results for the use of six grams per day of Ace-ER tablets in the treatment of GNE myopathy. An oral explanation is scheduled for November 8, 2016, primarily to discuss the one remaining major objection related to the clinical interpretation of the Phase 2 data. The oral explanation meeting is a closed meeting, and we anticipate that our next update on the program will be at the time of the CHMP opinion, which we currently expect by the end of the year. A decision from the European Commission is expected in the first half of 2017.

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

Collaboration with Takeda Pharmaceutical Company Limited

We entered into a strategic partnership with Takeda Pharmaceutical Company Limited to develop and commercialize therapies to treat rare genetic diseases in June 2016. As part of the collaboration, we received an exclusive license to one preclinical Takeda product candidate in a pre-determined field of use, which includes an option to an additional field of use for this product with terms to be negotiated, and have an exclusive option to co-develop and co-commercialize the product candidate in additional therapeutic areas. We have also established a five-year research collaboration with Takeda in which we will have the option to license up to five additional Takeda product candidates for rare diseases.

Other preclinical programs

          We continue to work on other compounds in various preclinical stages of development.

Financial Operations Overview

We are a clinical-stage company and have only a limited operating history. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity securities.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $64.9 million and $39.2 million for the three months ended September 30, 2016 and 2015, $174.6 million and $90.4 million for the nine months ended September 30, 2016 and 2015, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

We recorded revenue for UX003 in the three and nine months ended September 30, 2016 for named patient sales in Europe. All of the costs to manufacture the associated inventory were expensed as incurred because the product is not approved for commercial sale. We do not expect to receive any significant product sales revenue until we obtain regulatory approval for any of our product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three months and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Revenue	$111	$-	$111	*

	Nine Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Revenue	$128	$-	$128	*
* not meaningful

We recognized revenue for a nominal amount of named patient sales of UX003 in Europe for the three and nine months ended September 30, 2016. We did not recognize any revenue for the three and nine months ended September 30, 2015.

Research and Development Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Development candidate:
KRN23 (XLH)	$8,550	$4,321	$4,229	98%
KRN23 (TIO)	642	282	360	128%
rhGUS	7,639	5,130	2,509	49%
UX007 (LC-FAOD)	4,081	4,198	(117)	-3%
UX007 (Glut 1 DS)	3,864	2,860	1,004	35%
Ace-ER	7,300	7,753	(453)	-6%
Other research costs and preclinical costs	16,635	5,160	11,475	222%
Total research and development expenses	$48,711	$29,704	$19,007	64%

	Nine Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Development candidate:
KRN23 (XLH)	$23,033	$8,524	$14,509	170%
KRN23 (TIO)	1,689	643	1,046	163%
rhGUS	21,734	13,709	8,025	59%
UX007 (LC-FAOD)	13,938	8,971	4,967	55%
UX007 (Glut 1 DS)	10,372	6,152	4,220	69%
Ace-ER	22,807	18,348	4,459	24%
Other research and development costs	38,885	13,825	25,060	181%
Total research and development expenses	$132,458	$70,172	$62,286	89%

Research and development expenses increased $19.0 million and $62.3 million for the three months and nine months ended September 30, 2016, compared to the same periods in 2015. The increase in research and development expenses shown above is primarily due to:

•

for KRN23 (XLH), an increase of $4.2 million and $14.5 million for the three months and nine months ended September 30, 2016, respectively, related to the continued development of our clinical program, the enrollment of our Phase 3 adult study, the initiation of our Phase 3 pediatric study, and other development planning and regulatory activities, net of KHK reimbursement;

•

for KRN23 (TIO), an increase of $0.4 million and $1.0 million for the three months and nine months ended September 30, 2016, respectively, related to the continued development of our adult TIO study and other development planning and regulatory activities, net of KHK reimbursement;

•

for rhGUS, an increase of $2.5 million and $8.0 million for the three months and nine months ended September 30, 2016, respectively, related to our Phase 3 clinical program and increases in manufacturing-related and quality activities;

•

for UX007 (LC-FAOD), a nominal decrease and an increase of $5.0 million for the three months and nine months ended September 30, 2016, respectively, the increase was primarily related to clinical manufacturing, the continued development of our Phase 2 clinical program, and support of investigator-sponsored studies across multiple diseases;

•

for UX007 (Glut1 DS), an increase of $1.0 million and $4.2 million for the three months and nine months ended September 30, 2016, respectively, related to the continued development of our clinical program and preparation for a Phase 3 clinical study, including patient identification;

•

for Ace-ER, a decrease of $0.5 million and an increase of $4.5 million for the three months and nine months ended September 30, 2016, respectively, the increase was primarily related to the enrollment of our Phase 3 study, and manufacturing, quality, and regulatory activities for this program; and

•

an increase of $11.5 million and $25.1 million for the three months and nine months ended September 30, 2016, respectively, in other research and development costs including expenses in support of our clinical product candidate pipeline, expenses related to our research stage programs and research collaborations, and certain cost allocations, including stock compensation.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
General and administrative	$17,183	$10,232	$6,951	68%

	Nine Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
General and administrative	$45,128	$21,408	$23,720	111%

General and administrative expenses increased $7.0 million and $23.7 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in the number of employees in support of our activities.

We expect general and administrative expenses to increase to support our organizational growth, the costs of being a public company, and for our expected staged build out of our commercial organization over the next several years related to multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Interest income	$922	$673	$249	37%

	Nine Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Interest income	$2,877	$1,402	$1,475	105%

Interest income increased $0.2 million and $1.5 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to funds invested from our common stock offerings and increased yield on our investment portfolio.

Other Income (Expense), net (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Other income (expense), net	$(46)	$31	$(77)	-248%

	Nine Months Ended September 30,		Dollar	%
	2016	2015	Change	Change
Other income (expense), net	$(6)	$(220)	$214	-97%

Other income (expense), net decreased $0.1 million and net increased $0.2 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease during the three months ended September 30, 2016 and the increase during the nine months ended September 30, 2016 were primarily due to the fluctuations of the volume of transactions and the foreign exchange rates used in the remeasurement of transactions denominated in foreign currencies.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $103.9 million in net proceeds from the sale of convertible preferred stock, $121.7 million in net proceeds from the sale of common stock in our IPO and $555.1 million in net proceeds from the sale of common stock in our underwritten public offerings following our IPO. In July 2016, we entered into an ATM sales agreement with Cowen whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time. For the three months ended September 30, 2016, we received $33.7 million in net proceeds from the ATM sales agreement. In July 2016, in conjunction with the effective date of the Takeda collaboration and license agreement, we also consummated a common stock purchase agreement whereby Takeda purchased 374,590 shares of the Company’s common stock for total consideration of $40.0 million. As part of the agreement, we had the option to require Takeda to purchase an additional $25.0 million of common stock at the then-current 30-day VWAP, which we exercised in October 2016.

As of September 30, 2016, we had $472.6 million in available cash, cash equivalents, and investments. During the period of October 1, 2016 through November 7, 2016, the Company sold an additional $26.0 million in net proceeds under the ATM sales agreement, resulting in $89.1 million in remaining aggregate proceeds available under the ATM sales agreement. Our cash, cash equivalents, and investments are held in a variety of interest-bearing accounts, corporate debt securities, U.S. government treasury and agency securities, and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(113,295)	$(65,533)
Cash provided by (used in) investing activities	98,270	(258,791)
Cash provided by financing activities	63,736	466,686
Net increase in cash and cash equivalents	$48,711	$142,362

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

Cash used in operating activities for the nine months ended September 30, 2016 was $113.3 million and reflected a net loss of $174.6 million, offset by non-cash charges of $34.8 million for stock-based compensation, $4.2 million for the amortization of premium paid on purchased investments, $2.3 million for depreciation and amortization, and $0.7 million for the estimated fair value of a license fee in conjunction with the Takeda collaboration agreement. Cash used in operating activities also reflected a $5.8 million increase in prepaid expenses and other current assets primarily due to increases in KHK receivable, prepaid manufacturing costs, and prepaid clinical costs as well as an increase in deferred rent for the commencement of a new lease. There was also a $1.3 million increase in other assets primarily due to an increase in prepaid clinical costs, a $3.8 million increase in accounts payable primarily due to the timing of payments, and a $22.6 million increase in accrued expenses and other liabilities primarily as a result of an accrual for a liability under a collaboration agreement as well as an increase in clinical study, manufacturing, and related costs as we continued to increase our research and development activities.

Cash used in operating activities for the nine months ended September 30, 2015 was $65.5 million and reflected a net loss of $90.4 million, offset by $15.4 million for stock-based compensation, $3.7 million for the amortization of premium paid on purchased investments, and non-cash charges of $0.9 million for depreciation and amortization. Cash used in operating activities also reflected a $6.4 million increase in prepaid expenses and other current assets primarily due to an increase in contract research organization, or CRO, prepaid clinical costs, an increase in KHK receivable and an increase in interest receivable, a $0.5 million increase in accounts payable primarily due to the timing of payments, and a $11.8 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, related costs as we continued to increase our research and development activities and employee bonuses.

Cash Provided by or Used in Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2016 was $98.3 million and related to purchases of investments of $311.5 million, purchases of property and equipment of $9.5 million and an increase of $1.2 million in restricted cash for the expansion of the space under our current lease agreement, offset by proceeds from maturities of investments of $326.2 million and the sale of investments of $94.3 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $63.7 million and was comprised of $33.7 million from the sale of common stock from the ATM sales agreement, $26.4 million from the purchase of common stock by Takeda, and $3.6 million of proceeds from the issuance of common stock from the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2015 was $466.7 million and was comprised of $461.2 million from our underwritten public offerings and $5.5 million of proceeds from the issuance of common stock from the exercise of stock options and warrants.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2016, we had cash, cash equivalents, and investments totaling $472.6 million which includes bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point shift change in interest rates during any of the periods presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act of 1934, as amended, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of September 30, 2016. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $64.9 million and $39.2 million for the three months ended September 30, 2016 and 2015, respectively, and net losses of $174.6 million and $90.4 million for the nine months ended September 30, 2016 and 2015, respectively.

We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our product candidates are in clinical development, and we may never have a product candidate approved for commercialization, though UX003 is currently available on a named patient basis in certain countries in Europe. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement, and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a marketing and distribution infrastructure and field force to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies, and/or businesses;
•	make milestone or other payments under any license or other agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;

•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our planned future commercialization efforts; and
•

experience any delays or encounter issues with any of the above, including, but not limited to, failed studies, complex results, safety issues, inspection outcomes, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval.

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

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	obtaining adequate reimbursement and pricing for our product candidates;
•	our ability to sell our product candidates on a named patient basis or through an equivalent mechanism and the amount of revenue generated from such sales;
•	addressing any competing technological and market developments;
•	identifying, assessing, licensing, acquiring, and/or developing new product candidates, technologies, and/or businesses;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter, any amendments thereto or extensions thereof;
•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•	attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. For example, the development of KRN23, rhGUS, and UX007 for pediatric use is an important part of our current business strategy; if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.

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

As of September 30, 2016, our available cash, cash equivalents, and investments were $472.6 million. We will likely require additional capital to obtain regulatory approval for, and to commercialize all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results, and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of the product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing field forces, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, acquisition, and other arrangements that we may establish, including any required milestone, royalty, and other payments thereunder.

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborative partnerships or other arrangements and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

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

Each of our product candidates is in development and will require additional clinical development; management of nonclinical, clinical, and manufacturing activities; regulatory approval; obtaining adequate manufacturing supply; building a commercial organization; significant marketing efforts; and reimbursement before we generate any significant revenue from commercial product sales. We have multiple programs that are currently in clinical studies. Three of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For Ace-ER, we filed for conditional marketing authorization in the EU on the basis of results from our Phase 2 study, which was originally designed to serve as a hypothesis-generating exploratory study and not as a pivotal study. Additionally, the study had a small sample size, did not have a primary endpoint and had a pre-specified unblinding that occurred halfway during the treatment period. Accordingly, the data from this Phase 2 study are not as comprehensive or robust as data that are typically generated from a pivotal Phase 3 study. Although conditional marketing authorization initially allows for approval based on a positive benefit-risk assessment without providing comprehensive clinical data, marketing approval applications based on smaller and less definitive studies may entail a higher risk for rejection than the standard approval pathway. Additionally, our filing for conditional marketing authorization for Ace-ER represents our first application for regulatory approval of an investigational drug. In the course of interacting with the EMA on this filing, certain findings and observations have been made, including but not limited to safety and efficacy and deficiencies in our clinical and chemistry, manufacturing, and controls processes and procedures, which we are in the process of addressing. One remaining major objection relates to the clinical interpretation of the Phase 2 data. There can be no assurance that our responses to any of these issues will be adequate such that we will be able to secure approval with the current filing or within projected time periods. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies would be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval. We also currently plan to file for conditional marketing authorization for KRN23 for XLH in the EU based on Phase 1/2 and Phase 2 data. This filing would face similar hurdles.

Some of our product candidates are in the early-stage translational research phases of development. Such early-stage programs will require substantial investment to reach clinical studies and regulatory approval, and their risk of failure may be higher than for our clinical-stage product candidates. For example, our collaboration with Arcturus focuses on an advanced but less established technology platform that will require significant effort and investment. A failure in that collaboration or our other early-stage programs may negatively affect our operational results.

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

•

failure of our nonclinical or clinical development to comply with an agreed upon Pediatric Investigational Plan (PIP), which details the designs and completion timelines for nonclinical and clinical studies and is a condition of marketing authorization in the EU; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Furthermore, the disease states we are evaluating often will not have clear regulatory paths for approval and/or do not have validated outcome measures. In these circumstances, we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. For example, for patients with XLH there is no available regulatory precedent describing requirements for obtaining approval to treat this disease, and there are no validated patient-reported outcome measures that are specific to this disease. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies. For example, patients with FAOD, Glut1 DS, and MPS 7 have a highly heterogeneous disease course, which may impact our ability to determine the true treatment benefit of our product candidates in these patients.

This lengthy and uncertain approval process, as well as the unpredictability of the clinical and nonclinical studies, may result in our failure to obtain regulatory approval to market any of our product candidates, or delayed regulatory approval, which would significantly harm our business, results of operations, and prospects.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes and the potential for substantial delays, and the results of earlier studies may not be predictive of future study results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, UX007, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. For example, for our Glut1 DS Phase 3 clinical trial, we have proposed utilizing a patient diary to track movement disorder events. Based on FDA feedback expressing concern about the clinical meaningfulness of all such events tracked, we are collecting additional supportive data regarding the clinical impact of events from patients and optimizing the diary in order to capture the clinically meaningfulness of events. There is no guarantee that these modifications to the endpoint will be acceptable to FDA. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

•	delays in recruiting suitable patients to participate in our clinical studies;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
•	delays in patients’ completion of studies or their returns for post-treatment follow-up;
•	patients dropping out of a study;
•	adverse events associated with the product candidate occurring that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	greater than anticipated costs associated with clinical studies of our drug candidates;
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

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. For example, the UX007 Glut1 DS Phase 2 study requires a minimum baseline rate of generalized tonic-clonic seizures or the presence of absence seizures at baseline. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. For example, our Phase 2 UX007 Glut1 DS study is enrolling patients who are not currently on or compliant with the ketogenic diet. However, the ketogenic diet is the standard of care and considered effective in seizure control. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, and the potential approval of such regulatory filings. We periodically make public announcements about the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions, but the actual timing of these milestones can vary dramatically from our estimates, in many cases for reasons beyond our control. If we do not meet these publicly announced milestones, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Some of our product candidates are in the early stages of development and the safety profile has not been established. For example, in the completed Phase 1 study, four-month Phase 1/2 study, and long-term twelve-month Phase 1/2 study, adult patients treated with KRN23 have experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache, and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events have been observed. In interim Phase 2 data in pediatric patients, the most common treatment-related adverse event by preferred term was injection site reaction. There were no deaths and there was one serious adverse event of fever and muscle pain in a patient that was considered possibly treatment-related. Patients treated with triheptanoin have experienced drug-related side effects such as cramping, diarrhea, and loose stools. In addition, over 14 years of treatment experience in approximately 130 human subjects, including greater than 60 with LC-FAOD, we are aware of three serious adverse events that were classified as possibly related to triheptanoin treatment (muscle cell rupture and elevated creatine kinase reported for two subjects and myoglobinuria in one subject); however, these serious adverse events can be considered typical of the underlying disease. In interim data from our Phase 2 study, there were no deaths, but there was one treatment-related serious adverse event of moderate gastroenteritis with vomiting. The most common treatment-related adverse events were diarrhea, abdominal/gastrointestinal pain, and vomiting. While we have not completed our own clinical studies for UX007, we may discover other side effects associated with its use. Additionally, patients treated with Ace-ER have experienced drug-related side effects including mild gastrointestinal discomfort. Enzyme replacement therapies have been associated with infusion-associated reactions due to developing an allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Our rhGUS and rhPPCA product candidates may also cause these or similar side effects as further development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

Drug-related side effects could affect patient recruitment and the ability of enrolled patients to complete a study. Such side effects could also result in potential product liability claims. We currently carry product liability insurance in the amount of $10.0 million per incident and $10.0 million in the aggregate, and we are required to maintain product liability insurance pursuant to certain of our agreements. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

Even if our drug products are approved, if doctors elect a course of treatment which does not include our drug products, this decision would reduce demand for our drug products and adversely affect our revenues. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.

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

We also rely on third parties in other ways, including efforts to support patient identification, to assist our finance and legal departments, and to provide other resources for our business. Use of these third parties could expose us to sub-optimal quality, missed deadlines, and non-compliance with applicable laws, all of which could result in reputational harm to us and negatively affect our business.

We are dependent on KHK for the clinical and commercial supply of KRN23 for all major markets and for the development and commercialization of KRN23 in certain major markets, and KHK’s failure to provide an adequate supply of KRN23 or to commercialize KRN23 in those markets could result in a material adverse effect on our business and operating results.

Under our agreement with KHK, KHK has the sole right to commercialize KRN23 in Europe and, at a specified time, in the United States and Canada, subject to a limited promotion right we retained. Our development partnership with KHK may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit the supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks, including but not limited to those listed below.

•

The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We acquire most of the drug substances and drug products for our product candidates from single sources. The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo GmbH, or IOI Oleo, pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by Alcami Corporation, or Alcami (formerly known as AAIPharma Services Corp., or AAIPharma), pursuant to our license agreement and accompanying purchase orders with Alcami. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, our Phase 2 study of UX007 in LC-FAOD enrolled patients with more severe disease. In addition, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of KRN23 in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and Vitamin D therapy, which may compete with KRN23. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with UX007. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with UX007. Additionally, we are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, ManNAc, for the treatment of GNE myopathy, which could compete with Ace-ER. Data from a Phase 2 study of ManNAc for the treatment of GNE myopathy was presented at the 2016 International Congress of the World Muscle Society. The intellectual property rights for ManNAc are licensed to Escala Therapeutics, a subsidiary of Fortress Biotech, Inc., which acquired the rights from a company in New Zealand that manufactures ManNAc. Escala has received orphan designation for ManNAc in the United States and Europe for GNEM. ManNAc may have a potential advantage over Ace-ER in that it is not a charged molecule like sialic acid, which might improve ManNac’s distribution and uptake. ManNac is also available for purchase from chemical supply and other companies, which may compete with Ace-ER. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

We continue to build an integrated commercial organization. If we are unable to establish sufficient field forces and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate significant revenue.

Although our employees may have sold other similar products in the past while employed at other companies, we, as a company, have no experience selling and marketing our product candidates and we currently have minimal marketing and field force capacity. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a marketing organization and field forces with technical expertise, as well as supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult, and time consuming. Any failure or delay in the development of our internal field forces, marketing, and distribution capabilities would adversely impact the commercialization of our products.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

Although we have a number of patents or applications covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, there are no issued patents and very limited pending applications for KRN23 in Latin America, where we have rights to commercialize the compound. Therefore, a competitor could develop the same or similar antibody as well as other approaches that target FGF23. Additionally, there are currently no issued patents that cover the rhPPCA composition of matter or the use of rhPPCA for the treatment of galactosialidosis. Therefore, it is possible that a competitor could develop the same or similar enzyme with respect to rhPPCA and its use in the treatment of galactosialidosis, subject to any regulatory exclusivities. With respect to Ace-ER, none of the patents or applications relating to Ace-ER cover composition of matter. Therefore, it is possible that a competitor could develop the same or similar molecule. If we cannot obtain and maintain effective patent rights for our product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for KRN23, rhGUS, UX007, and Ace-ER, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

We sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to KRN23, rhGUS, and rhPPCA. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. In the budget for fiscal year 2016, the Obama administration reasserted its proposal from prior years to cut this 12-year period of exclusivity down to seven years. The administration also reasserted a proposal to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” In October 2015, the United States agreed to the Trans-Pacific Partnership (TPP), an agreement with 11 other countries that addresses a variety of trade and economic issues. The TPP includes a provision that would require the signatory countries to provide a minimum of five years of exclusivity, and in some instances, eight years of exclusivity, to biological products. To come into effect, the TPP will require a requisite number of signatory countries to ratify the agreement; in the United States, such ratification, if it occurs, will be performed by Congress. It is possible that Congress could seek to harmonize the exclusivity periods in the TPP and the BPCI Act, or take other measures to modify or eliminate periods of exclusivity for biosimilar and interchangeable products. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Changes to the BPCI Act or the FDA’s interpretation or implementation of the BPCI Act could have a material adverse effect on the future commercial prospects for KRN23, rhGUS, and rhPPCA.

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

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s finding of safety and effectiveness of a previously approved drug. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Innovative small molecule drugs may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, and seven years for orphan drugs), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b)(2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the “Orange Book.” If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents must include in the ANDA or 505(b)(2) what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License Agreements” in our most recent Annual Report on Form 10-K for a description of our license agreements with KHK, Baylor Research Institute, Nobelpharma, Alcami, HIBM Research Group, St. Louis University, and St. Jude Children’s Research Hospital and our Current Report on Form 8-K filed with the SEC on June 10, 2016 for a description of our license agreement with Takeda Pharmaceutical Company Limited, which include descriptions of the termination provisions of these agreements.

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

We employ certain individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distract management and other employees.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

Although we are not currently experiencing any claims challenging the inventorship of our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail to successfully defend against such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distract management and other employees.

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

Because the extent and scope of patent protection for our products may in some cases be limited, orphan drug designation is especially important for our products for which orphan drug designation may be available. For eligible drugs, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products and biologic products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition sooner than if we had obtained orphan drug exclusivity, and our revenue will be reduced.

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

As of September 30, 2016, we had 359 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, field forces, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Additionally, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which results in us incurring substantial expenses and expending significant management efforts to comply with the Act. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404(b) or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

In addition, the FDA’s laws, regulations, and policies remain the subject of agency and legislative proposals for reform, which could affect our product development, testing, marketing approvals, and post-market activities. For example, as discussed in the risk factor entitled “We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of KRN23, rhGUS, and rhPPCA,” there are proposals to reduce the exclusivity protections provided to biosimilar and interchangeable biologic products, and FDA has begun to issue policies regarding key aspects of the regulation of these products. Congress also is considering various proposals relating to the FDA’s premarket approval process and other issues. For example, the 21st Century Cures Act, which the U.S. House of Representatives passed in July 2015, proposes a wide range of reforms, such as broadening the types of data required to support drug approval, extending protections from genetic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product program, and clarifying how manufacturers communicate about their products. It is uncertain whether these or similar proposals will be passed into law.

European Union

In the EU, the European Commission adopted the Commission Delegated Regulation (EU) No 2016/161 of 2 October 2015, supplementing Directive 2001/83/EC of the European Parliament and of the Council by setting forth detailed rules for the safety features appearing on the packaging of medicinal products for human use. The Regulation sets forth the rules for the features appearing on the packaging of these medicinal products, including, inter alia, the characteristics and technical specifications of the unique identifier that enables the authenticity of medicinal products to be verified and individual packs to be identified, the modalities for the verification of the safety features, and the list of medicinal products and product categories subject and not subject to prescription which shall not bear and bear (respectively) safety features.

The European Commission has also launched a series of public consultations that are aimed to the adoption of Notices and Guidelines which will serve the interpretation of currently applicable Regulations and Directives.

For example, from August 28, 2015 to November 24, 2015, the European Commission launched four public consultations which concerned good manufacturing practices and clinical trials for human medicinal products. From November 16, 2015 to February 15, 2016, the European Commission opened a public consultation from the Commission on certain aspects of the application of Articles 3, 5 and 7 of Regulation (EC) No 141/2000 on orphan medicinal products. The purpose of the Consultation is to review the 2003 Communication on orphan medicinal products (which will be replaced with a Notice), in order to streamline the regulatory framework and to adapt the Communication to technical progress. The consultation focuses on a variety of elements of Regulation (EC) No 141/2000, which include the encouragement of development of orphan medicinal products for communicable diseases and the simplification of the procedure for the reassessment of orphan criteria when two authorization application procedures are pending in parallel for two orphan medicinal products.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed field marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•

the federal physician sunshine requirements under the PPACA that requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 26, 2016, the Company issued 374,590 shares of its common stock (the Shares) to Takeda in exchange for $40.0 million, pursuant to the terms of the common stock purchase agreement between the Company and Takeda. This issuance of common stock to an accredited investor was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. On August 10, 2016, the Company filed a prospectus supplement with the SEC, registering the Shares and allowing Takeda to resell the Shares from time to time.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 7, 2016	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2016	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Executive Director, Corporate Controller (Principal Accounting Officer)