Form 10-Q/A
period 2016-06-30
Ultragenyx Pharmaceutical Inc.
filed 2016-12-12
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Ultragenyx Pharmaceutical Inc. (the Company) is filing this Amendment No. 1 (the Amendment) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the Form 10-Q) filed with the Securities and Exchange Commission (the SEC) on August 9, 2016, solely to refile Exhibits 10.1 and 10.2 to the Form 10-Q in response to communications with the SEC’s staff regarding a request for confidential treatment made by the Company with respect to portions of these exhibits. Certain information that previously was redacted within Exhibits 10.1 and 10.2 as filed with the Form 10-Q has been disclosed in such exhibits as refiled with this Amendment.

This Amendment is an exhibits-only filing solely for the purpose of filing revised versions of Exhibits 10.1 and 10.2. This Amendment does not affect any other parts of, or exhibits to, the Form 10-Q, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-Q continues to speak as of the date of the original filing of the Form 10-Q, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-Q. Accordingly, this Amendment must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-Q, including amendments to those filings, if any.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultragenyx Pharmaceutical Inc.	8-K	2/5/2014	3.1
3.2	Ultragenyx Pharmaceutical Inc. Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1†	License and Collaboration Agreement by and between Takeda Pharmaceutical Company Limited and Ultragenyx Pharmaceutical Inc., dated June 6, 2016				X
10.2†	Common Stock Purchase Agreement between Ultragenyx Pharmaceutical Inc. and Takeda Pharmaceutical Company Limited, dated as of June 6, 2016				X
10.3#	Offer letter, dated as of April 26, 2016, between the Registrant and Karah Parschauer	10-Q	8/9/2016	10.3
10.4	Sales Agreement, dated as of July 1, 2016, between Ultragenyx Pharmaceutical Inc. and Cowen and Company, LLC	8-K	7/5/2016	1.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350	10-Q	8/9/2016	32.1
101.INS	XBRL Instance Document	10-Q	8/9/2016	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	8/9/2016	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	8/9/2016	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	8/9/2016	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-Q	8/9/2016	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	8/9/2016	101.PRE

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.

# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: December 9, 2016	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)