Form 10-K
period 2016-12-31
Ultragenyx Pharmaceutical Inc.
filed 2017-02-17
CIK 1515673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO   ☑

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2016 was approximately $1.9 billion, based upon the closing price on The NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2017, the Company had 41,726,736 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders, to be held on or about June 22, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress, and results of future preclinical studies and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed under Part I, Item 1A. Risk Factors and discussed elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

As used in this Annual Report, “Ultragenyx,” “we,” “our,” and similar terms include Ultragenyx Pharmaceutical Inc. and its subsidiaries, unless the context indicates otherwise.

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

Our current product candidate pipeline has been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Our strategy is to acquire and retain global commercialization rights to our products to maximize long-term value, where possible. We have started building our own commercial organization, which we believe will be highly targeted due to the relatively small number of specialists who treat patients with rare and ultra-rare diseases. At this time, however, we have no products that are approved for sale.

The patients we seek to treat have diseases with limited or no treatment options, and we recognize that their lives and well-being are dependent upon our efforts to develop new therapies. For this reason, we are passionate about developing these therapies with the utmost urgency and care.

We were founded in April 2010 by our current President and Chief Executive Officer, Emil Kakkis, M.D., Ph.D. We have assembled an experienced team with extensive rare disease drug development and commercialization capabilities. Dr. Kakkis and the team at Ultragenyx have been previously involved at other companies in the development and/or commercialization of many therapies approved or in development for rare genetic diseases.

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

•

Leverage our experience and relationships to in-license promising product candidates.    Our management team seeks to develop and maintain strong relationships with key opinion leaders in the genetic field and leverage our success in the development and commercialization of therapies for rare and ultra-rare genetic diseases. All of our current clinical product candidates are in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. We believe parties agree to license product candidates to us because they are confident in our team’s drug development capabilities and our plans and execution thus far in bringing rare disease therapies to market. Because we typically in-license product candidates that require translational or clinical research, at this time we do not intend to invest significant capital in basic research, which can be expensive and time-consuming.

•

Focus on excellent, rapid, and efficient clinical and regulatory execution on multiple programs in parallel.    We believe that building a successful and sustainable rare disease-focused company requires very specific expertise in the areas of patient identification, clinical study design and conduct, and regulatory strategy. We have assembled a team capable of managing global clinical development activities in an efficient manner and with multinational experience in obtaining regulatory approvals for rare disease products. Clinical development programs for rare and ultra-rare diseases can often be smaller in size than those for larger market indications. Development of multiple programs in rare diseases also generates organizational efficiencies and economies of scale. We also seek to manage our fixed cost structure by outsourcing manufacturing of our product candidates. As a result of these efficiencies, we are able to feasibly develop multiple clinical-stage product candidates in parallel, resulting in a more diversified portfolio that provides multiple opportunities to create value.

•

Seek to retain global commercialization rights to product candidates.    We intend to seek and retain global commercialization rights to our product candidates whenever possible to maximize the potential value of our product portfolio. We have started to establish our own commercial organization in major pharmaceutical markets and develop a network of third-party distributors in smaller markets. We believe this commercial organization can be highly targeted due to the relatively small number of specialists who typically treat patients with the diseases to be addressed by our product candidates. As a result, we do not expect that we will require pharmaceutical partners for commercialization of our product candidates in major markets, although we may consider partnering for certain territories or indications or for other strategic purposes.

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

The following table summarizes our current clinical-stage product candidate pipeline:

KRN23 (UX023) for the treatment of XLH

KRN23 is a fully human monoclonal antibody administered via subcutaneous injection that is designed to bind and reduce the biological activity of FGF23 to increase abnormally low phosphate levels in patients with XLH. Patients with XLH have low serum phosphate levels due to excessive phosphate loss into the urine, which is directly caused by the effect on kidney function of excess FGF23 production in bone cells. Low phosphate levels lead to poor bone mineralization and a variety of clinical manifestations, including rickets leading to bowing and other skeletal deformities, short stature, bone pain and fractures, and muscle weakness. There is no approved drug therapy or treatment for the underlying cause of XLH. Most patients are managed using frequently dosed oral phosphate replacement and vitamin D therapy, which can lead to significant side effects. Oral phosphate/vitamin D replacement therapy requires extremely close monitoring due to the potential for excessive phosphate levels and secondary increases in calcium, which can result in severe damage to the kidneys from excess calcium phosphate deposits and other complications. Additionally, some patients are unable to tolerate the regimen due to the chalky stool that results from taking large amounts of oral phosphate or the high frequency of dosing required. The U.S. Food and Drug Administration, or FDA, has granted Fast Track Designation to the KRN23 program for the treatment of XLH, and Breakthrough Therapy Designation for pediatric patients one year of age or older.

In July 2014, we announced the first patient screened and enrolled in the Phase 2 pediatric study of KRN23 in patients ages 5 to 12 years with XLH. The main part of the study consists of a 16-week individual dose-titration period followed by a 48-week treatment period, followed by an extension period. Patients were divided into three cohorts of escalating starting dose levels of KRN23, and were dosed either once every four weeks or biweekly. At the end of the 16-week dose-titration period, patients were allowed to continue to receive dose increases in order to reach the individually optimized dose of KRN23 on a biweekly or every four-week basis for the 48-week treatment period. The primary objectives of the study are to identify a dose and dosing regimen and to establish the safety profile of treatment with KRN23 in pediatric XLH patients. We are also assessing preliminary clinical effects of KRN23 treatment on bone health and deformity as measured by radiographic assessments, growth, muscle strength, and motor function, as well as markers of bone health and patient-reported outcomes of pain, disability, and quality of life.

In September 2016, we released interim data through 40 weeks for all 52 patients in the study, and 64-week data for the first 36 patients in the study. Forty-nine of the 52 patients had previously been on standard of care (oral phosphate/active vitamin D therapy) for an average of 6.7 years. Patient demographics were well balanced between the biweekly (n=26) and every four-week (n=26) dose groups. Rickets were evaluated via two scoring systems – the RSS and the Radiographic Global Impression of Change (RGI-C). A subset of patients (n=34; 17 dosed biweekly and 17 dosed every four weeks) were pre-specified as having higher rickets severity (greater bone disease) if their baseline total RSS scores were > 1.5.

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

The most common treatment-related adverse events (AEs) reported by preferred term was injection site reaction in 33% of patients. All of these reactions were considered mild. All other treatment-related adverse events were also considered mild. There was one serious adverse event considered possibly treatment-related. This was a previously reported patient with fever and muscle pain who improved without complication and is still in the trial. There have been no deaths or discontinuations from the study for any reason. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. None of the patients had serum phosphorus levels above the upper limit of normal at any time point. No clinically significant changes were observed in renal ultrasounds pre- and post-treatment.

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

We are also continuing to develop KRN23 in adults with XLH. In September 2016, we announced interim 24-week results (n=20) from the open-label Phase 2b extension study of KRN23 in adult XLH patients who had previously participated in the studies conducted by Kyowa Hakko Kirin Co., Ltd., or KHK. Patients demonstrated significant improvements in serum phosphorus levels and pain, stiffness and physical function domain scores at 24 weeks of treatment. The safety profile observed to date in the study is consistent with other XLH studies. In July 2016, we completed enrollment of 134 patients in a Phase 3 study of KRN23 for the treatment of adults with XLH. The Phase 3 study is an international, randomized, double-blind, placebo-controlled clinical study assessing the efficacy and safety of monthly KRN23 in adult XLH patients. The primary endpoint of the study is serum phosphorus levels through 24 weeks, and the key secondary endpoints are pain as measured by the Brief Pain Inventory Question 3 (pain at its worst in the last 24 hours), stiffness as measured by the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC®), and physical function as measured by WOMAC®. We expect data from this study in the first half of 2017. A 48-week open-label bone quality study in approximately 14 adult XLH patients evaluating the potential impact of KRN23 on the underlying osteomalacia via bone biopsy is also ongoing.

In January 2017, we and our partner Kyowa Kirin International PLC, a wholly owned subsidiary of KHK, announced that we filed a Marketing Authorization Application, or MAA, for the conditional marketing authorization of KRN23 for the treatment of XLH based on the Phase 2 data, and that the European Medicines Agency, or EMA, validated the application. An opinion from the Committee for Medicinal Products for Human Use, or CHMP, is expected in the second half of 2017.We plan to submit a biologics license application, or BLA, to the FDA for KRN23 in the second half of 2017. Based on discussions with the FDA, our understanding is that the pediatric Phase 3 study is currently not expected to be required for a U.S. filing. We continue to discuss the details of the planned submission with the FDA.

Please see “—License and Collaboration Agreements—Kyowa Hakko Kirin” for a description of our collaboration and license agreement with KHK.

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

In 2015, we initiated a Phase 2 study evaluating KRN23 safety and efficacy in 17 adult inoperable patients. The primary objectives of the study are to establish the dose and assess the safety profile of treatment with KRN23 in adults with TIO. Patients receive subcutaneous injections of KRN23 once every four weeks for 48 weeks. All patients begin treatment with KRN23 at a starting dose of 0.3 mg/kg. Doses are then titrated in an effort to achieve a target fasting serum phosphorus range of 2.5 to 4.0 mg/dL. After completing the initial 48-week treatment period of the study, patients may continue into a planned treatment extension period in which they would receive KRN23 treatment for up to an additional 96 weeks. The co-primary endpoints include: the proportion of patients achieving mean peak serum phosphorus levels above the lower limit of normal (LLN; 2.5 mg/dL), as averaged between baseline and week 24; and the percent change from baseline in excess osteoid after 48 weeks of treatment.

In September 2016, we released 24-week interim data from the first eight patients in this study. Mean serum phosphorus, renal phosphate reabsorption (TmP/GFR) and serum 1,25 dihydroxy vitamin D levels increased over 24 weeks of treatment. The mean serum phosphorus level entered the normal range (above 2.5mg/dL lower limit of normal) within one week of treatment, and was maintained in the low normal range from week 10 to week 24 of treatment. Of the seven patients who responded, six patients showed an improvement in bone mineral density, and bone turnover markers showed a statistically significant increase. One patient completed 48 weeks of treatment, at which time bone biopsy indicated an improvement from severe osteomalacia at baseline to mild osteomalacia at 48 weeks. The same patient showed resolution of four fractures at 24 weeks of treatment, determined by bone scan as previously disclosed. Bone mineral density for this patient improved 2% and 3% in the lumber spine and total hip, respectively. Adverse events occurred in all patients. Treatment-related adverse events were observed in three patients (38%), and included Vitamin D deficiency and rash as previously disclosed, and dysgeusia, all mild in grade. There was one serious adverse event of neoplasm progression, which occurred in one patient with pre-existing metastatic spindle sarcoma who did not respond and has discontinued treatment. No injection site reactions were observed. Two patients reported restless leg syndrome, one of whom had symptoms suggestive of worsening pre-existing restless leg syndrome. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. We expect additional data from this study in the second half of 2017.

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

We initiated a Phase 3 global, randomized, placebo-controlled, blind-start clinical study in December 2014. The Phase 3 study was designed to assess the efficacy and safety of rhGUS in 12 patients between five and 35 years of age. Patients were randomized to one of four groups. One cohort began rhGUS therapy immediately, while the other three started on placebo and crossed over to rhGUS at different predefined time points in a blinded manner. This study design generated treatment data from all 12 patients. Based on data from the Phase 1/2 study, patients were dosed with 4 mg/kg of rhGUS every other week for up to a total of 48 weeks, and all groups received a minimum of 24 weeks of treatment with rhGUS. The primary objective of the study was to determine the efficacy of rhGUS as determined by the percent reduction in urinary GAG excretion after 24 weeks of treatment. The Phase 3 study also evaluated as secondary endpoints the safety and tolerability of rhGUS, pulmonary function, walking, stair climb, shoulder flexion, fine and gross motor function, hepatosplenomegaly, cardiac size and function, visual acuity, patient and caregiver assessment of most significant clinical problems, global impressions of change, a multi-domain responder index, and other endpoints.

In July 2016, we announced that the study met its primary endpoint of reducing urinary GAG (dermatan sulfate) excretion after 24 weeks of treatment, demonstrating a reduction from baseline of 64.8 percent (p<0.0001). The Multi-Domain Responder Index (MDRI) score at 24 weeks of treatment, a secondary endpoint, demonstrated an overall mean improvement (±SD) of +0.5 domains (±0.80) (p=0.0527). Six of the 12 patients had an improvement in their MDRI score of +1 or more. Five patients demonstrated no worsening of this progressive disease, or an MDRI score of 0. One patient had an MDRI score of -1. The MDRI is a summation of scores from each of the following domains: the six-minute walk test (6MWT), forced vital capacity (FVC), shoulder flexion, visual acuity, and the Bruininks-Oseretsky Test of Motor Proficiency (BOT-2) fine motor and gross motor function. For the 6MWT, the improvement (±SE) was 20.8 (±16.75) meters at 24 weeks of treatment based on the estimates from nine patients who had any change from baseline data. Three of these patients demonstrated an improvement of a magnitude equal to or greater than the minimally important difference (MID) with increases of 65 meters, 80 meters and 83 meters at 24 weeks compared to baseline. For the fatigue scores, four patients improved at or above the MID level after 24 weeks of treatment and nine of 12 showed improvement at some point during the study. All patients experienced treatment emergent adverse events, which were generally mild to moderate in severity. Six of the eight patients with infusion associated reactions (IARs) on rhGUS treatment had events involving the IV catheter. Two patients experienced a single hypersensitivity-type IAR, including one Grade 3 treatment-related anaphylactoid serious adverse event (SAE) that resulted from an infusion rate error. The second patient had mild fever and diaphoresis that resolved without treatment. No patients demonstrated recurring hypersensitivity reactions to infusions. There was a second SAE that was a Grade 2 unrelated event from an accidental injury. There were no deaths and no treatment discontinuations or missed infusions due to AEs. Seven of the 12 patients developed anti-rhGUS antibodies, which were not associated with immune-mediated AEs.

Based on the data from the Phase 3 study, we have met with the FDA and the EMA and plan to submit regulatory filings in the first half of 2017. We also previously obtained feedback from the FDA and the EMA regarding the design of the Phase 3 study. The FDA stated that their evaluation of the pivotal Phase 3 study will be based on the totality of the data on a patient-by-patient basis and advised against the declaration of a primary endpoint. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in approximately 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio and some evidence or trend in improvement in clinical endpoints was observed to support the primary endpoint. The EMA recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

In August 2015, we initiated a study of rhGUS in MPS 7 patients under the age of five years, including potentially younger infants born with hydrops fetalis. These hydropic infants can die within a few months to one year of birth, but enzyme replacement therapy might be able to reduce GAG storage and improve health in these patients. The Phase 2 open-label study will assess the safety, tolerability, and efficacy of rhGUS in up to seven pediatric patients under five years old.

We are also supplying rhGUS to investigators who are treating patients under emergency investigational new drug, or eIND, applications and other expanded access programs. Please see “—License and Collaboration Agreements—Saint Louis University” for a description of our license agreement with Saint Louis University.

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

In November 2016, we reported positive 78-week data from the Phase 2 study in LC-FAOD patients. The study was single-arm open-label and evaluated 29 pediatric and adult patients across three main symptom groups (musculoskeletal, liver/hypoglycemia, and cardiac). Patients needed to have moderate to severe FAOD with significant disease in at least one of these domains or a frequent medical events history in order to enroll. The study began with a four-week run-in period to assess baseline data while on the standard of care therapy including MCT oil, if applicable. Patients on MCT oil then discontinued it and UX007 was titrated to a target dose of 25-35% of total daily caloric intake. Patients were followed to evaluate the acute effects of UX007 treatment over 24 weeks on several endpoints, including cycle ergometry performance, 12-minute walk test, liver disease/hypoglycemia, cardiac disease, and quality of life. Patients who opted to continue were treated for a total of 78 weeks, and rates of major medical events, such as rhabdomyolysis, hypoglycemia and cardiac events, were monitored and compared to rates for the two years prior to treatment with UX007. The study evaluated the safety and tolerability of UX007 and is being used to determine both the appropriate patient population as well as endpoints for evaluation in a Phase 3 study. The majority of patients enrolled presented with musculoskeletal disease compared to a limited number who presented with liver and cardiac symptoms. Patients spanned a wide age range from ten months to 58 years old. Prior to initiating treatment with UX007, 27 of the 29 patients were on the standard of care MCT oil therapy. Following discontinuation of MCT oil therapy, the average dose of UX007 was 30% of total daily caloric intake.

The frequency and duration of major clinical events (MCEs) were reduced significantly during treatment with UX007. The MCE rate aggregates events related to hypoglycemia, cardiomyopathy and rhabdomyolysis. For this study, events that qualified included those that led to a hospitalization, emergency room visit, or an emergency intervention at home. There was a 48.1 percent reduction (p=0.0208) in the mean annualized rate of MCEs and a 50.3 percent reduction (p=0.0284) in the mean annualized duration of all MCEs after 78 weeks of treatment, compared to the mean annualized number and duration of events in the 18 to 24 months prior to treatment with UX007. Among the event subtypes, rhabdomyolysis was the predominant MCE and there were fewer hypoglycemia events and only a few cardiomyopathy events. There was a reduction in the mean annualized rates and total duration of all events for rhabdomyolysis, cardiomyopathy, and hypoglycemia events after initiation of treatment with UX007. These findings were generally comparable to those observed in the retrospective compassionate use study previously conducted by Ultragenyx with partial reduction in rhabdomyolysis and near complete reduction of hypoglycemia events.

Improvements were observed in both measures of exercise tolerance (cycle ergometry and 12 minute walk test) in musculoskeletal patients who performed the tests. At 24 weeks, patients showed improvements in both workload and duration. Seven patients (who qualified by age and performed the test at baseline) produced a mean 60% increase in watts over baseline representing a mean increase of +446.8 watts (median: +127.5; min, max: -388, +2438). The mean duration was increased in three patients who did not complete all 40 minutes at baseline. The cycle ergometry test at 78 weeks was inconclusive and uninterpretable due to missing data as a result of scheduling conflicts, withdrawal of consent, intercurrent illness and other factors. Eight qualified patients demonstrated a mean 28% increase of +188 meters (median: 93.5; min, max: -80, +880) at week 18 in the 12-minute walk test. These patients also experienced an improvement in the mean energy expenditure index (a ratio of heart rate per meter walked). The increase in distance walked observed at 18 weeks was maintained through 60 weeks. At week 60, the eight patients who completed the test showed a 29.7 percent improvement (mean increase: +199.8 meters; median: 149.5; min, max: -122, 1000) from a baseline of 673.4 meters.

Health Related Quality of life was assessed in the Phase 2 study using age appropriate SF-10™ (5-17 years, n=3) and SF-12v2® (>18 years, n=5) Health Surveys. Significant improvements in the impaired physical summary measures (SF-12v2 Physical Component Summary and SF-10 Physical Health Summary) reported at the start of the study were observed after 78 weeks of treatment with UX007.

Overall, 19 patients (66%) had treatment-related adverse events, most of which were mild-to-moderate in nature. The most common treatment-related adverse events were diarrhea, abdominal/gastrointestinal pain, and vomiting. Some gastrointestinal events were managed by adjusting dosing or dosing with food. The most common adverse events, including those not deemed treatment-related, were diarrhea, rhabdomyolysis, vomiting, viral infections, gastrointestinal disorders, headache and fever. Five of the 29 enrolled patients discontinued treatment over the course of the study. One patient discontinued due to diarrhea in week 1, which resolved within a few days of discontinuation, and four patients withdrew consent (weeks 1, 8, 8, 78) for reasons not attributed to treatment with UX007. There were no deaths. There was one previously reported treatment-related serious adverse event for moderate gastroenteritis with vomiting. This patient maintained dosing throughout the event, which has resolved and continues to be treated.

We continue to further develop the Phase 3 study design and endpoints before meeting with regulators and initiating the study in 2017. Please see “—License and Collaboration Agreements—Baylor Research Institute” for a description of our license agreement with Baylor Research Institute.

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

In March 2014, we initiated a Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical study that planned to enroll up to 40 patients who are currently not fully compliant with ketogenic diet and continue to have seizures. The primary efficacy objective is the reduction in frequency of seizures compared to placebo following a 6-week baseline period and subsequent 8-week placebo-controlled treatment period. Other efficacy objectives include cognitive function and movement disorder. The blinded treatment period is followed by an open-label extension period in which patients are treated with UX007 through week 52. In order to accelerate enrollment, we amended the enrollment criteria to also include patients with only absence seizures. We have completed enrollment of 36 patients, and data are expected in the first quarter of 2017.

In April 2015, positive data from an investigator-sponsored study of UX007 for the treatment of movement disorders associated with Glut1 DS were presented at the American Academy of Neurology Annual Meeting. The data showed a statistically significant 90% reduction in movement disorder events after treatment with UX007 (p=0.028) and a statistically significant increase in events after withdrawal from treatment with UX007 (p=0.043). Triheptanoin was well tolerated in all patients. Two patients were considered not compliant for reasons unrelated to safety or tolerability.

We plan to initiate a Phase 3 study in approximately 40 Glut1 DS patients with the movement disorder phenotype in the first quarter of 2017. The study will be randomized, double-blind, placebo-controlled, double cross-over study. We expect to enroll approximately 40 patients and assess the impact of UX007 on disabling movement disorder events as recorded by a patient diary.

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

Ace-ER is intended as a potential substrate replacement therapy designed to address sialic acid deficiency and restore muscle function in GNE myopathy patients. We have conducted a Phase 2 randomized, double-blind, placebo-controlled study of Ace-ER in 47 GNE myopathy patients. Data from this study were presented at the American Academy of Neurology Annual Meeting in April 2014. Patients in the study were initially randomized to receive placebo, three grams, or six grams of Ace-ER per day. After 24 weeks, placebo patients crossed over to either three grams or six grams total daily dose, for an additional 24 weeks. The final analysis compared change at week 48 from baseline for the combined group at six grams versus the combined group at three grams of Ace-ER. Assessments included pharmacokinetics, composites of upper extremity and lower extremity muscle strength as measured by dynamometry, other clinical endpoints, patient reported outcomes, and safety.

At 24 weeks, assessments of upper extremity composite of muscle strength showed a statistically significant difference in the six-gram group compared to placebo (+2.33 kg; 5.5% relative difference from baseline; p=0.040). At 48 weeks, a statistically significant difference between the combined six-gram group and the combined three-gram group was observed (+3.44 kg; 8.5% relative difference from baseline; p=0.0033). Patients with less advanced disease (able to walk more than 200 meters at baseline), a predefined subset, showed a more pronounced difference (+4.69 kg; 9.6% relative difference from baseline; p=0.00055). The lower extremity composite showed a similar pattern of response but did not show a statistically significant difference between the dose groups. None of the groups showed a significant decline in the lower extremity composite during the treatment period. A positive trend was seen in patient-reported outcomes of functional activity suggesting potential clinical meaningfulness of the muscle strength assessment. Ace-ER appeared to be well tolerated with no serious adverse events observed to date in either dose group, and no dose-dependent treatment-emergent adverse events were identified. Most adverse events were mild to moderate and the most commonly reported adverse events were gastrointestinal in nature and pain related to muscle biopsy procedures.

We continued to treat these patients in an extension study evaluating an increased daily dosage of sialic acid based on the dose dependence observed at weeks 24 and 48. Interim data from the extension study were presented at the International Congress of the World Muscle Society, or WMS, in October 2014. In the first part of the extension study, all 46 patients who completed the 48-week Phase 2 study crossed over to six grams for a variable period of time that was on average 24 weeks. In the second part of the extension study, all 46 patients and 13 treatment-naïve patients received 12 grams of Ace-ER for 24 weeks. The results presented at WMS included the 49 out of 59 patients who had 24 weeks of data at the higher dose. While the 12-gram data did not suggest any clinically meaningful advantage over six grams, the 12-gram data do provide additional data that supported potential clinical activity with Ace-ER treatment. The higher dose appeared to be generally safe and well tolerated with no drug-related serious adverse events, but the rate of mild to moderate gastrointestinal adverse events did appear to be greater with this dose. Throughout the approximately two-year study period, treatment with Ace-ER appeared to slow the progression of upper extremity disease when compared to the 24-week placebo group extrapolated out to two years.

In October 2015, we announced the filing and acceptance for review of an MAA seeking conditional approval from the EMA based on our Phase 2 study results for the use of six grams per day of Ace-ER tablets in the treatment of GNE myopathy. In November 2016, we withdrew the MAA based on feedback received during the CHMP meeting indicating that the Phase 2 study was encouraging, but did not provide a sufficient amount of evidence to support conditional approval at that time. We completed enrollment of a randomized, double-blind, placebo-controlled 48-week pivotal Phase 3 study of Ace-ER in 89 patients with GNE myopathy in July 2016. The primary endpoint of the study is a composite of upper extremity muscle strength as measured by hand-held dynamometry. Key secondary endpoints include the GNE Myopathy-functional activity scale, a disease-specific PRO that measures mobility and upper-extremity function, and other measures of lower-extremity muscle strength. The Phase 2 study evaluated the same endpoints. The Phase 3 study design was discussed with the FDA and the EMA with supportive feedback for registration purposes from both agencies. Data from the Phase 3 study are expected in the second half of 2017. We plan to submit an NDA and MAA based on the Phase 3 data, if positive.

Preclinical Pipeline

rhPPCA (UX004) for the treatment of galactosialidosis

Recombinant human protective protein cathepsin-A, or rhPPCA, which we in-licensed from St. Jude Children’s Research Hospital, or St. Jude, in September 2012, is in preclinical development as an enzyme replacement therapy for galactosialidosis, a rare lysosomal storage disease for which there are no currently approved drug therapies. Similar to MPS patients, patients with galactosialidosis present with both soft tissue storage in the liver, spleen, and other tissues, as well as connective tissue (bone and cartilage) related disease. As with MPS 7, an enzyme deficiency results in accumulation of substrates in the lysosomes, causing skeletal and organ dysfunction, and death. We are continuing preclinical development of rhPPCA. Please see “—License and Collaboration Agreements—St. Jude Children’s Research Hospital” for a description of our license agreement with St. Jude.

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

Collaboration with Takeda Pharmaceutical Company Limited

We entered into a strategic partnership with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize therapies to treat rare genetic diseases in June 2016. As part of the collaboration, we received an exclusive license to one preclinical Takeda product candidate in a pre-determined field of use, and have an exclusive option to co-develop and co-commercialize the product candidate in additional therapeutic areas. We have also established a five-year research collaboration with Takeda in which we will have the option to license up to five additional Takeda product candidates for rare diseases.

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

With respect to UX007/triheptanoin, there are currently no approved drugs or treatments for patients with LC-FAOD or Glut1 DS. LC-FAOD is commonly treated with diet therapy and MCT oil, and UX007 would compete with MCT oil. Glut1 DS is commonly treated with ketogenic diet and antiepileptic drugs. UX007 may compete with these approaches. Although we believe that UX007 should be considered a drug and will be regulated that way, it is possible that other companies or individuals may attempt to produce triheptanoin for use in LC-FAOD, Glut1 DS, and other patients by attempting to sell the product via a nutritional supplement or medical food pathway. Investigators are testing triheptanoin in clinical studies across multiple indications, including LC-FAOD and Glut1 DS. For example, B. Braun Medical Inc., or B. Braun, has applied for and received orphan drug designation for triheptanoin for the treatment of certain types of LC-FAOD in Europe; however, we are not aware of any ongoing clinical development activities by B. Braun. It is also possible that other companies may produce, develop, and commercialize other medium odd-chain fatty acids, or completely different compounds, to treat LC-FAOD and Glut1 DS. Other companies may also utilize other approaches, such as gene therapy, to treat LC-FAOD and Glut1 DS.

With respect to Ace-ER, although there are currently no approved drug therapies for the treatment of HIBM, it is possible that others may develop alternative approaches to the treatment of HIBM, including other metabolites from the sialic acid pathway, prodrugs, other drug therapies, and gene therapy. We are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, N-acetyl mannosamine, or ManNAc, for the treatment of HIBM. Escala Therapeutics Inc. (a subsidiary of Fortress Biotech) acquired from New Zealand Pharmaceuticals Ltd, a license from the NIH for the development of ManNAc for the treatment of GNE Myopathy. New Zealand Pharmaceuticals manufactures ManNAc and is its exclusive global supplier to Escala Therapeutics. We believe that a Phase 1 clinical study has been completed and an open-label, three-month Phase 2 study is ongoing.

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

License and Collaboration Agreements

Our current product candidate pipeline has been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Following is a description of our significant license and collaboration agreements.

Kyowa Hakko Kirin

In August 2013, we entered into a collaboration and license agreement with KHK. Under the terms of this collaboration and license agreement, as amended, we and KHK will collaborate on the development and commercialization of certain products containing KRN23 in the field of orphan diseases in the United States and Canada, or the “profit-share territory”, and in the European Union, Switzerland, and Turkey, or the European territory, and we will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, we will be the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date; we will also be the lead party for core development activities conducted in Japan and Korea for which the core development plan is limited to clinical trials mutually agreed to by us and KHK. We will share the costs for development activities in the profit share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KHK and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit-share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. We have the primary responsibility for conducting certain research and development activities. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If KRN23 is approved, we and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize KRN23 in the European territory, and we will develop and commercialize KRN23 in Latin America. KHK will manufacture and supply KRN23 for clinical use globally and will manufacture and supply KRN23 for commercial use in the profit share territory and Latin America.

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

The remaining profit or loss from commercializing products in the profit-share territory, until the applicable transition date, will be shared between us and KHK on a 50/50 basis. Thereafter, we will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range in the profit share territory, intended to approximate the profit share. We will also be entitled to receive a royalty of up to 10% on net sales in the European territory. In Latin America, we will pay to KHK a low single-digit royalty on net sales. Our and KHK’s obligations to pay royalties will continue on a country-by-country basis for so long as we or KHK, as applicable, are selling products in such country.

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

Under the license agreement, upon reaching a certain level of worldwide sales of the product, we will pay to SLU a low single-digit royalty on net sales of the licensed products in any country or region, subject to certain potential deductions. Our obligation to pay royalties to SLU continues on a country-by-country basis until the expiration of the last-to-expire licensed patent covering the product in such country or, in the United States, Japan, and the EU, until the later expiration of any orphan drug exclusivity. We may terminate the agreement for convenience at any time and SLU may terminate the agreement for our material breach, bankruptcy, or challenge of the licensed patents or technology, and SLU may terminate the agreement or render our license non-exclusive if we fail to meet our diligence obligations. Unless terminated as set forth above, this license agreement continues in full force and effect until the latest of expiration of the last patent based on technology licensed under the agreement, at which point our license becomes fully paid.

Baylor Research Institute

In September 2012, we entered into a license agreement with Baylor Research Institute, or BRI, under which we exclusively licensed certain intellectual property related to triheptanoin . The license includes patents, patent applications, know-how, and intellectual property related to the composition and formulation of triheptanoin as well as its use in treating a number of orphan diseases, including FAOD. The license grant includes the sole right to develop, manufacture, and commercialize licensed products for all human and animal uses. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products in select orphan indications. If we fail to meet our diligence obligations with respect to a specified orphan indication or set of orphan indications, BRI may convert our license to a non-exclusive license with respect to such orphan indication or set of orphan indications until we receive regulatory approval for licensed products in the applicable orphan indication or set of orphan indications. We are also obligated to pay a mid-single digit royalty on net sales to BRI, subject to certain reductions and offsets. Our obligation to pay royalties to BRI continues on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the first regulatory exclusivity granted with respect to such product in such country or the expiration of the last-to-expire licensed patent claiming such product in such country, in each case in connection with approval in such country for FAOD or an orphan disease covered by our license from BRI. We may make future payments of up to $10.5 million contingent upon attainment of certain development milestones and $7.5 million if certain sales milestones are achieved. We may terminate the agreement for convenience at any time and either we or BRI may terminate the agreement for the material breach or bankruptcy of the other party. If we terminate for BRI’s breach or bankruptcy, our license from BRI will remain in effect, subject to our continued payment of reduced milestones and royalties. Unless terminated by its terms, this license agreement continues in full force and effect, on a product-by-product and country-by-country basis, until our royalty obligations expire, at which point our license from BRI with respect to such product in such country becomes irrevocable, perpetual, fully paid and royalty-free.

Nobelpharma

In September 2010, we entered into a collaboration and license agreement with Nobelpharma Co., Ltd. (Nobelpharma). Under the terms of this collaboration and license agreement, as amended, each party granted the other party a worldwide exclusive license under certain of that party’s intellectual property related to the compound identified as N-acetylneuraminic acid, also known as sialic acid, to develop, manufacture, and commercialize products. Nobelpharma’s licensed territory includes Japan and certain other Asian countries, and our licensed territory includes the rest of the world. The parties conduct development independently, and each party is obligated to make commercially reasonable efforts to file an investigational new drug application, or IND, for licensed products in its territory and, in our case, to obtain patent term extensions and data exclusivity in Europe and North America, and share with the other party all data, documentation, and information that is generated in conducting such activities. Nobelpharma must use commercially reasonable efforts to supply us with the sialic acid drug substance. Either Nobelpharma or we can terminate this supply arrangement for convenience, at which point Nobelpharma would provide technical assistance to allow us to manufacture the sialic acid drug substance ourselves. If we choose to manufacture the sialic acid drug substance, Nobelpharma will have the right to purchase the sialic acid drug substance from us and we will use commercially reasonable efforts to supply Nobelpharma with the sialic acid drug substance.

Under the collaboration and license agreement, we are required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. We will pay a mid-single digit royalty on net sales in our territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved.

If either party terminates the agreement, the terminating party’s license will become irrevocable and royalty-free. Unless terminated by its terms, this license agreement continues in full force and effect, on a country-by-country basis, until the date of the first launch of a generic product of the licensed product in a country.

Alcami Corporation

In March 2011, we entered into a license agreement with Alcami Corporation (formerly known as AAIPharma Services Corp.), or Alcami. Under the terms of this license agreement, Alcami granted us a fully paid-up, royalty-free, exclusive, perpetual, and irrevocable license to research, develop, make, have made, use, import, offer for sale, and sell products incorporating Alcami’s controlled release matrix solid dose oral tablet technology for use in connection with sialic acid for the treatment of HIBM or distal myopathy with rimmed vacuoles. Under the license agreement, we will pay a mid-single digit percentage of any sublicense revenue received by us related to the sublicense of Alcami technology and we agreed to provide preclinical and clinical data to Alcami. Alcami is responsible for patent prosecution and maintenance. We may terminate the agreement for convenience at any time and either party may terminate the agreement for the material breach or bankruptcy of the other party.

HIBM Research Group

In April 2012, we entered into an exclusive license agreement with HIBM Research Group, or HRG, wherein HRG granted us an exclusive, worldwide license to certain intellectual property related to the treatment of HIBM and related conditions using substrate replacement therapy.

Under the terms of the license agreement, we will pay to HRG a royalty of less than 1% of net sales of products, if any. Our obligation to pay royalties to HRG continues on a product-by-product and country-by-country basis until the expiration of the last-to-expire licensed patent claiming such product in such country, or the later expiration of orphan drug exclusivity in certain countries. We are obligated to make commercially reasonable efforts to develop and commercialize a substrate replacement therapy for HIBM. We may terminate the agreement for convenience at any time and either party may terminate the agreement for the material breach or bankruptcy of the other party. We must also terminate the agreement if we terminate our HIBM substrate replacement therapy program. Unless terminated by its terms, this license agreement continues in full force and effect, on a product-by-product and country-by-country basis, until the expiration date of the last-to-expire licensed patent claiming such product in such country, or the later expiration of orphan drug exclusivity in certain countries, at which point our license becomes irrevocable, perpetual, fully paid, and royalty-free.

St. Jude Children’s Research Hospital

In September 2012, we entered into a license agreement with St. Jude wherein St. Jude granted us certain exclusive rights to intellectual property related to rhPPCA. Under the terms of the license agreement, St. Jude granted us an exclusive license under certain know-how to research, develop, make, use, offer to sell, import, and otherwise commercialize and exploit certain PPCA protein products to treat, prevent, and/or diagnose galactosialidosis and other monogenetic diseases. We agreed to make commercially reasonable efforts to develop and commercialize at least one licensed product.

Under the license agreement, we will pay to St. Jude a royalty of less than 1% on net sales of these products for so long as such products retain orphan drug exclusivity, on a country-by-country basis. We may terminate the agreement for convenience at any time and St. Jude may terminate the agreement for our material breach of the agreement. Unless terminated by its terms, this license agreement continues in full force and effect, until our royalty obligations expire, at which point our license becomes irrevocable, perpetual, fully paid, and royalty-free.

Takeda Pharmaceutical Company Limited

In June 2016, we entered into a collaboration and license agreement with Takeda. Under the terms of the license agreement, we obtained, among other things, an exclusive license for a pre-clinical compound from Takeda in a pre-determined field of use, which includes an option to an additional field of use for this product. We are responsible for the development costs for the pre-clinical compound pursuant to an initial development plan and we may be required to make future milestone payments to Takeda of up to $7.5 million if certain development milestones are met, $75.0 million if certain regulatory milestones are met, and $150.0 million if certain commercial milestones are met. We will also pay to Takeda royalties with respect to net sales in the high-single digits to low-teens.

As part of the agreement, we established a five-year research collaboration with Takeda whereby the parties may mutually agree to add additional option products candidates to the collaboration, in which case we will bear the cost of the development activities, with certain exceptions.

We also granted Takeda an exclusive option for Asian rights, for a limited period, to any licensed products and any additional products resulting from the collaboration, as well as an option to exclusively license one of our products for development and commercialization in Japan. If Takeda exercises any of its option rights to license a product pursuant to the agreement, Takeda will pay for the development costs within the licensed territory, will share in a portion of the global development costs, and will make a milestone payment upon regulatory approval. Takeda will also owe royalties on net sales in the licensed territory for any licensed product, depending on the development stage when the product is licensed as well as sales levels. The royalties related to the option to license our product, as well as the additional product are subject to future good faith negotiations at the time that the option is exercised.

Patents and Proprietary Rights

The proprietary nature of, and protection for, our product candidates, processes, and know-how are important to our business. Our success depends in part on our ability to protect the proprietary nature of our product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek patent protection in the United States and internationally for our product candidates and other technology. Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business. In addition to patent protection, we intend to use other means to protect our proprietary rights, including pursuing marketing or data exclusivity periods, orphan drug status, and similar rights that are available under regulatory provisions in certain countries, including the United States, Europe, Japan, and China. See “Government Regulation—U.S. Government Regulation — Orphan Designation and Exclusivity,” “Government Regulation—U.S. Government Regulation — Pediatric Studies and Exclusivity,” “Government Regulation—U.S. Government Regulation — Patent Term Restoration,” “Government Regulation—U.S. Government Regulation — Biosimilars and Exclusivity,” “Government Regulation—U.S. Government Regulation — Abbreviated New Drug Applications for Generic Drugs,” and “Government Regulation—European Union Regulation — Orphan Designation and Exclusivity” below for additional information.

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

As of December 31, 2016, we own six issued U.S. patent and 12 pending U.S. patent applications as well as corresponding patents and patent applications internationally. In addition, we have licensed several issued U.S. patents and pending U.S. patent applications, as well as corresponding foreign patents and applications from third parties, on an exclusive basis. With respect to our issued patents in the United States and Europe, we are also entitled to obtain a patent term extension to extend the patent expiration date. For example, in the United States, we can apply for a patent term extension of up to five years for one of the patents covering a product once the product is approved by the FDA. The exact duration of the extension depends on the time we spend in clinical studies as well as getting marketing approval from the FDA. The patent portfolios for our five leading product candidates as of December 31, 2016 are summarized below.

KRN23

We have rights from KHK to patents and patent applications relating to KRN23, a fully human monoclonal antibody against FGF23, and its use for the treatment of XLH and various other hypophosphatemic conditions. Pursuant to this license, we share rights to 22 issued patents, including four U.S. patents and two pending U.S. applications, as well as patents and applications in other jurisdictions covering generic and specific antibodies against FGF23 as well as their use for the treatment of XLH and related conditions. The patent terms for issued patents in the United States are from 2022 to 2029 (without patent term extension). The projected patent terms for pending applications in the United States are from 2028 to 2035. We intend to pursue marketing and orphan drug exclusivity periods that are available to us under regulatory provisions in certain countries. KRN23 has received orphan drug designation in the United States and Europe for the treatment of XLH.

rhGUS

We have two U.S. patents, one pending U.S. patent application and corresponding foreign patent applications relating to rhGUS and its use in the treatment of lysosomal storage disorders such as MPS 7. The patents in the United States expire in 2035 (without patent term extension). The projected patent terms for the pending application in the United States and the foreign patent applications is 2035. Throughout clinical research and development, we also intend to file patent applications directed to various aspects of the treatment therapy including dosage, regimen, formulation, and manufacturing, among others. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. rhGUS has received orphan drug designation in both the United States and Europe for the treatment of MPS 7.

UX007

We are the licensee or owner of patents and patent applications relating to UX007 and its use for a number of diseases including FAOD and Glut1 DS. In particular, we have an exclusive license from Baylor Research Institute, or BRI, with respect to its UX007 patent portfolio. We have licensed from BRI 33 issued patents, including 11 U.S. patents and four pending U.S. applications and patents and applications in other jurisdictions covering composition, formulation, use and manufacturing of UX007 and related odd carbon fatty acids. The patent terms for issued patents in the United States are from 2020 to 2033 (without patent term extension). The projected patent terms for pending applications in the United States are from 2020 to 2033. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. UX007 for the treatment of FAOD and Glut1 DS has received orphan drug designation in the United States.

Ace-ER

We are the licensee or owner of patents and patent applications relating to sialic acid and its use for the treatment of HIBM. We own or have rights to three issued U.S. patents and seven pending U.S. applications and patents and applications in other jurisdictions covering the use of sialic acid for the treatment of HIBM, as well as extended release formulations of sialic acid. The patent terms for the issued patents in the United States are from 2031 to 2032 (without patent term extension). The projected patent terms for pending applications in the United States are from 2028 to 2031.

We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. Ace-ER has received orphan drug designation in both the United States and the EU for the treatment of HIBM.

rhPPCA

We are the licensee of 1 issued U.S. patent, 1 pending U.S. patent application, and corresponding foreign patent applications relating to the use of rhPPCA for the treatment of neurodegenerative diseases. Specifically, we have an exclusive license from the St. Jude Children’s Research Hospital, or St. Jude. Furthermore, we intend to build a patent portfolio directed to rhPPCA compositions with certain characteristics that are useful for the enzyme replacement therapy for the treatment of autosomal recessive lysosomal storage disease as well as various aspects of the treatment therapy including dosage, regimen, formulation, manufacturing, etc. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries.

Trademarks

We have filed trademark applications for the Ultragenyx brand, among others, in the U.S. and multiple other jurisdictions.

Other

We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our ownership of know-how and trade secrets through an active program of legal mechanisms including assignments, confidentiality agreements, material transfer agreements, research collaborations, and licenses.

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates for preclinical studies and clinical studies and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee our contract manufacturers. All of our third-party manufacturers will be subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our drugs for commercial sales.

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

UX007

The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo GmbH in Germany under an exclusive worldwide supply agreement, subject to certain limitations, executed in 2012. In 2012, Malaysian conglomerate IOI Corporation signed an agreement to acquire Cremer Oleo’s oleo chemicals business in Germany. The supply agreement has an initial term of three years; thereafter, the agreement shall be automatically renewed for additional two-year periods unless either party notifies the other party of its intention not to renew in writing at least three calendar months before the expiration of the then current term. Additionally, if a party materially breaches an obligation under the agreement and does not cure such breach within 60 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. UX007 drug product manufacturing has been done with more than one party and is not considered a very specialized task.

Ace-ER

Evonik Nutrition & Care GmbH manufactures the drug substance for Ace-ER in Germany. The drug substance for Ace-ER is also currently manufactured by Sanyo Fine Co., Ltd. in Japan through the license agreement with Nobelpharma. The Ace-ER drug product is manufactured by Alcami under our license agreement and accompanying purchase orders with Alcami. We are in the process of securing secondary sources of drug substance and drug product for Ace-ER. Manufacture of the drug substance requires a specialized enzyme-catalyzed step, and a secondary source of the enzyme itself is also under development. All raw materials to produce the drug substance and drug product are commercially available. The cell line to produce the specialized enzyme is under our control and is stored in multiple secured locations.

rhPPCA

No commercial supplier has yet been selected to manufacture rhPPCA. The cell line to produce rhPPCA is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available. We are currently developing a manufacturing process for rhPPCA.

Commercialization

We are building our own commercial organizations in North America, Europe and Latin America to effectively support the commercialization of our product candidates. We may elect to utilize strategic partners, distributors, or contract organizations to assist in the commercialization of our products. The commercial infrastructure for rare disease products typically consists of a targeted, specialty field organization that calls on a limited and focused group of physicians supported by field management, medical liaisons, internal support, and distribution support. One challenge, unique to commercializing therapies for rare diseases, is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations. Our management team will focus on maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

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

Government Regulation

Government authorities in the United States (including federal, state, and local authorities) and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, pricing, and export and import of pharmaceutical products, such as those we are developing. We must obtain the requisite approvals from regulatory authorities in the United States and foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Accordingly, our operations are and will be subject to a variety of regulations and other requirements, which vary from country to country. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Global Regulation of Clinical Studies

Clinical studies involve the administration of an investigational medicinal product to human subjects under the supervision of qualified investigators in accordance with protocols, GCP, the ethical principles that have their origin in the Declaration of Helsinki and applicable regulatory requirements. A protocol for each clinical study and any subsequent protocol amendments are typically submitted to the FDA or other applicable regulatory authorities as part of an IND or clinical trial application, or CTA. Additionally, approval must also be obtained from each clinical study site’s institutional review board, or IRB, or Ethics Committee, or EC, before the studies may be initiated, and the IRB or EC must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

•

Phase 4. In some cases, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. Regulatory authorities may condition approval of a marketing application for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies.

A pivotal study is a clinical study that adequately meets regulatory authority requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are Phase 3 studies, but regulatory authorities may accept results from Phase 2 studies if the study design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need and the results are sufficiently robust.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and biologics under the FDCA and the Public Health Service Act, or PHSA, and its implementing regulations. FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations.

The process required by the FDA before product candidates may be marketed or sold in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies performed in accordance with the Good Laboratory Practices, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical studies may begin and must be updated annually;
•

conducting adequate and well-controlled human clinical studies to establish the safety and efficacy of the product candidate for each proposed indication under an active IND and approved by an independent IRB representing each clinical site;

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

•	FDA inspection of one or more clinical sites to assure compliance with Good Clinical Practices, or GCP; and
•	FDA review and approval of an NDA or BLA.

Submission of an NDA or BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is subject to a significant application user fee, unless waived.

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

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, established the new Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will provide more intensive guidance on the drug development program and expedite its review.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, the first NDA or BLA applicant to receive orphan drug designation for a particular drug is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the United States, except in limited circumstances. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

Abbreviated New Drug Applications for Generic Drugs and New Chemical Entity Exclusivity

The Hatch-Waxman Amendments authorized the FDA to approve generic drugs that are bioequivalent (i.e. identical) to previously approved branded drugs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the FDA. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is bioequivalent to the RLD with respect to the active ingredients, the route of administration, the dosage form, quality and performance characteristics, the strength of the drug, and intended use.

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

When an ANDA applicant files its application with the FDA, it must certify, among other things, that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable, which is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

Patent Term Restoration

Some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Thus, for each approved product, we may apply for restoration of patent term for one of our related owned or licensed patents to add patent life beyond the original expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.

European Union Regulation

In the EU, to obtain regulatory approval of an investigational medicinal product, we must submit an MAA. The content of the MAA is similar to that of an NDA or BLA filed in the United States, with the exception of, among other things, country-specific document requirements.

Authorization Procedures

Medicines can be authorized by using the centralized authorization procedure or national authorization procedures. The centralized authorization procedure results in a single marketing authorization issued by the EMA that is valid across the European Economic Area, or EEA, which is comprised of the 28 member states of the EU plus Norway, Iceland, and Lichtenstein. The centralized procedure is compulsory for human medicines that are derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and officially designated orphan medicines. Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU country; or (iii) they can be authorized in a EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization (mutual recognition procedure).

A Pediatric Investigation Plan, or PIP, and/or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric studies and their timing relative to clinical studies in adults and an MAA must comply with the PIP to be validated.

MAA Review and Approval Timeframe and Accelerated Assessment

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application that has been validated is 210 days, excluding time taken by an applicant to respond to questions. A favorable opinion on the application by the CHMP will typically result in the granting of the marketing authorization within 67 days of receipt of the opinion. Generally, the entire review process takes approximately one year. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding time taken by an applicant to respond to questions.

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

PRIME Program

PRIME is a program launched by the EMA to enhance support for the development of medicines that target an unmet medical need. The program focuses on medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. These medicines are considered priority medicines by EMA. To be accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on early clinical data. Through PRIME, the EMA offers early and proactive support to medicine developers to optimize development plans and the generation of robust data on a medicine’s benefits and risks and enables accelerated assessment of medicines applications.

Orphan Designation and Exclusivity

As in the United States, we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. The EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product. Orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

New Chemical Entity Exclusivity

In the EU, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to regulatory approvals are subject to pervasive and continuing regulation by the regulatory authorities, including, among other things, requirements relating to formal commitments for post approval clinical trials and studies, manufacturing, recordkeeping, periodic reporting, product sampling and distribution, marketing, labeling, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior regulatory authority review and approval.

Drug manufacturers are subject to periodic unannounced inspections by regulatory authorities and country or state agencies for compliance with GMP and other requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior regulatory approval before being implemented. Regulations also require investigation and correction of any deviations from GMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with GMP and other aspects of regulatory compliance.

Pharmaceutical Coverage, Pricing and Reimbursement

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

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various laws targeting, among other things, fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing, and education programs. The laws that may affect our ability to operate include:

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which prohibits executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•

the 21st Century Cures Act, or the Cures Act, signed into law in December 2016, which introduced a wide range of reforms, such as broadening the types of data required to support drug approval, extending protections for generic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product program, requiring disclosures about compassionate care programs, and clarifying how manufacturers communicate about their products;

•

the federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals; and

•

state and foreign law equivalents of each of the above federal laws, such as transparency laws, anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and privacy and security of health information laws.

Additional Regulation

The U.S. Foreign Corrupt Practices Act (FCPA), to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the United Kingdom, that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. In addition to these anti-corruption laws, we are subject to import and export control laws, tariffs, trade barriers, economic sanctions and regulatory limitations on our ability to operate in certain foreign markets.

In addition, federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of personally identifiable information or other information treated as confidential obtained from consumers and individuals.

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by, our operations.

Employees

As of December 31, 2016, we had 376 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We recognized $183.2 million, $114.7 million, and $46.0 million in research and development expense in the years ended December 31, 2016, 2015, and 2014, respectively.

Financial Information about Segments

We operate in a single accounting segment — the identification, acquisition, development and commercialization of novel products for the treatment of rare and ultra-rare diseases. Please refer to Note 1, “Organization and Basis of Presentation,” of the notes to our consolidated financial statements. For the years ended December 31, 2016, 2015 and 2014, our revenues were $0.1 million, $0 and $0, respectively, and we incurred net losses of $245.9 million, $145.6 million and $59.8 million, respectively. As of December 31, 2016, 2015 and 2014, our total assets were $540.6 million, $559.6 million and $198.0 million, respectively.

Please refer to the discussion of risks related to our foreign operations in the section entitled “Item 1A. Risk Factors.”

General Information

We were incorporated in California in April 2010 and reincorporated in Delaware in June 2011. Our principal executive offices are located at 60 Leveroni Court, Novato, California 94949. Our telephone number is (415) 483-8800 and our e-mail address is info@ultragenyx.com. Our Internet website address is www.ultragenyx.com. No portion of our website is incorporated by reference into this Annual Report.

You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or SEC. In particular, please read our definitive proxy statements, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this Annual Report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Ultragenyx) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Annual Report, including our financial statements and notes thereto, before deciding to invest in our common stock. If any of the following risks actually materializes, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $245.9 million, $145.6 million, and $59.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our product candidates are in clinical development, and we may never have a product candidate approved for commercialization. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement, and adequate market share for our product candidates in those markets. However, even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a marketing and distribution infrastructure and field force to commercialize any products for which we may obtain marketing approval;
•	continue to establish our international subsidiaries;
•	continue to operate as a public company and comply with legal, accounting and other regulatory requirements;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies, and/or businesses;
•	make milestone or other payments under any license or other agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our planned future commercialization efforts; and
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

We have not generated any significant revenue from product sales and we may never be profitable.

We have no products approved for commercialization and have not generated any significant revenue from product sales. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating significant revenue from product sales in the near future. Our ability to generate substantial future revenue from product sales, including named patient sales, and potentially be profitable depends heavily on our success in many areas, including but not limited to:

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the approved indication(s), the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. For example, the development of KRN23, rhGUS, and UX007 is an important part of our current business strategy; if we are unable to obtain regulatory approval for the target product profile, our business may suffer.

We expect we will need to raise additional capital to fund our activities. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

As we continue to advance our product candidates through preclinical and clinical development and prepare for commercialization, we expect our expenses to increase substantially in connection with our ongoing activities.

As of December 31, 2016, our available cash, cash equivalents, and investments were $498.1 million. We will likely require additional capital to obtain regulatory approval for, and to commercialize all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results, and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the number and characteristics of the product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing and operating our international subsidiaries;
•	the cost and timing of establishing field forces, marketing, and distribution capabilities;
•	the cost and timing of other activities needed to commercialize our products; and
•	the terms and timing of any collaborative, licensing, acquisition, and other arrangements that we may establish, including any required milestone, royalty, and other payments thereunder.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for KRN23, rhGUS, UX007, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. For example, for our Glut1 DS Phase 3 clinical trial, we have proposed utilizing a patient diary to track movement disorder events. Based on FDA feedback expressing concern about the clinical meaningfulness of all such events tracked, we modified the clinical endpoint. Even so, there is no guarantee that these modifications to the endpoint will be acceptable to the FDA. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Scenarios that may prevent successful or timely completion of clinical development include but are not limited to:

•	our inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of human clinical studies or filings for regulatory approval;
•	delays or failures in reaching a consensus with regulatory agencies on study design;

•	delays in reaching agreement on acceptable terms with contract research organizations, or CROs, clinical study sites, and other clinical trial-related vendors;
•	failure or delays in obtaining required regulatory agency approval and/or IRB or EC approval at each clinical study site or in certain countries;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs or ECs and/or regulatory agencies to proceed with clinical studies;
•

imposition of a clinical hold by regulatory agencies after review of an IND application or amendment, another equivalent application or amendment, or an inspection of our clinical study operations or study sites;

•	delays in recruiting suitable patients to participate in our clinical studies;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s and/or ICH’s good clinical practices requirements or applicable regulatory guidelines in other countries;
•	delays in patients’ completion of studies or their returns for post-treatment follow-up;
•	patients dropping out of a study;
•	adverse events associated with the product candidate occurring that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	greater than anticipated costs associated with clinical studies of our drug candidates;
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

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or negatively impact our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier approved versions. Clinical study delays could also shorten any periods during which our products have commercial exclusivity and may allow our competitors to bring products to market before we do, which could negatively impact our ability to obtain orphan exclusivity and to successfully commercialize our product candidates and may harm our business and results of operations.

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, and the potential approval of such regulatory filings. We periodically make public announcements about the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions, but the actual timing of these milestones can vary dramatically from our estimates. If we do not meet these publicly announced milestones, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

We are heavily dependent on the success of our product candidates, some of which are in the early stages of clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. We cannot be certain that any clinical studies will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete nonclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no significant revenue from sales of drugs, and we may never be able to develop or commercialize a marketable drug.

Each of our product candidates is in development and will require additional clinical development; management of nonclinical, clinical, and manufacturing activities; regulatory approval; obtaining adequate manufacturing supply; building a commercial organization; significant marketing efforts; and reimbursement before we generate any significant revenue from commercial product sales, if ever. We have multiple programs that are currently in clinical studies. Three of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For KRN23, we filed for conditional marketing authorization in the EU in late 2016 based on Phase 1/2 and Phase 2 data. This is our second application for regulatory approval of an investigational drug. There can be no assurance that we will be able to secure approval with the current filing or within projected time periods. For example, in November 2016, we withdrew our first filing application for regulatory approval that sought conditional marketing authorization in the EU for Ace-ER based on feedback received during the CHMP meeting indicating that the Phase 2 study was encouraging but did not provide a sufficient amount of evidence to support an approval at that time. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies could be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval.

Some of our product candidates are in the early-stage translational research phases of development. Such early-stage programs will require substantial investment to reach clinical studies and regulatory approval, and their risk of failure is high. For example, our collaboration with Arcturus focuses on an advanced but less established technology platform that will require significant effort and investment. A failure in that collaboration or our other early-stage programs may negatively affect our operational results.

We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the EU, and in additional foreign countries where we have commercial rights. To obtain regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing, and controls, clinical studies, commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdiction. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. For example, enrolling patients in the UX007 Glut1 DS Phase 3 movement disorder study could face delays if a higher than expected number of patients that we identify for the study are on the ketogenic diet. Additionally, the process of finding and diagnosing patients may prove costly, especially since the rare diseases we are studying are commonly under diagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Some of our product candidates are in the early stages of development and the safety profile has not been established. For example, in completed Phase 1, four-month Phase 1/2, and long-term twelve-month Phase 1/2 studies, adult patients treated with KRN23 experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache, and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events were observed. In interim Phase 2 data in pediatric patients, the most common treatment-related adverse event by preferred term was injection site reaction. There were no deaths and there was one serious adverse event of fever and muscle pain in a patient that was considered possibly treatment-related. In a completed Phase 2 study, LC-FAOD patients treated with UX007 experienced treatment-related adverse events, the most common of which were diarrhea, abdominal/gastrointestinal pain and vomiting. There were no deaths, but there was one treatment-related serious adverse event of moderate gastroenteritis with vomiting. In a completed Phase 2 study, patients treated with Ace-ER experienced adverse events, the most common of which were gastrointestinal in nature and pain related to muscle biopsy procedures. No serious adverse events were observed. Additionally, in a completed Phase 3 study, patients treated with UX003 experienced treatment emergent adverse events, including infusion associated reactions, or IARs. Two patients experienced hypersensitivity type IARs, including a Grade 3 treatment-related anaphylactoid serious adverse event caused by an infusion rate error and mild fever and diaphoresis. There were no deaths. Enzyme replacement therapies, like UX003, have been associated with infusion-associated reactions due to developing an allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Future product candidates may also cause these or similar side effects as development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical studies, and surveillance to monitor the safety and efficacy of the product candidate. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained via the accelerated approval or conditional marketing authorization pathways, we would be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will be required to report certain adverse events and manufacturing problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may promote our products only for indications or uses for which they have approval. The holder of an approved NDA, BLA, MAA, or other comparable application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our product candidates, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to, among other things, the failure of a manufacturer to provide a drug substance or drug product of sufficient quantity or quality, or the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, and could also impair named patient sale supply of our product candidates, which could harm our business and results of operations.

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

We acquire most of the drug substances and drug products for our product candidates from single sources. The drug substance and drug product for KRN23 are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo GmbH, or IOI Oleo, pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by Alcami pursuant to our license agreement and accompanying purchase orders with Alcami. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers and collaboration partners for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaborators, or our contract manufacturers must supply all necessary documentation in support of an NDA, BLA, MAA, or other application for regulatory approval, on a timely basis and must adhere to GLP, GMP, and similar regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaborators and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

The actions of distributors could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors could adversely affect our revenues, financial condition or results of operations

We intend to rely on commercial distributors for a considerable portion of our product sales and we expect such sales to be concentrated within a small number of distributors. The financial failure of any of these distributors could adversely affect our revenues, financial condition or results of operations. Our revenues, financial condition or results of operations may also be affected by fluctuations in distributor buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties in connection with the development and manufacture of our product candidates and will likely rely on third parties in connection with the commercialization of our approved products, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements, letters of engagement, or other similar agreements with our collaborators, advisors, employees, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

We intend to rely on third-party manufacturers to produce our product candidates. Additionally, these manufacturers do not have experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or private payors will decide with respect to reimbursement for products such as ours.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. For example, recently, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Although we have a number of patents or applications covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, there are no issued patents and very limited pending applications for KRN23 in Latin America, where we have rights to commercialize the compound. Therefore, a competitor could develop the same antibody or a similar antibody as well as other approaches that target FGF23. Additionally, there are currently no issued patents that cover the rhPPCA composition of matter or the use of rhPPCA for the treatment of galactosialidosis. Therefore, it is possible that a competitor could develop the same enzyme or a similar enzyme with respect to rhPPCA and its use in the treatment of galactosialidosis, subject to any regulatory exclusivities. With respect to Ace-ER, none of the patents or applications relating to Ace-ER cover the sialic acid composition of matter. Therefore, it is possible that a competitor could develop the same or similar molecule. If we cannot obtain and maintain effective patent rights for our product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to KRN23, rhGUS, and rhPPCA. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. Moreover, it is not known whether the BPCI Act will survive in whole or in part if the Affordable Care Act is repealed. As a result, its ultimate impact, implementation, meaning, and long-term existence are subject to uncertainty. Elimination or modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for KRN23, rhGUS, and rhPPCA.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License and Collaboration Agreements” for a description of our license agreements with KHK, Baylor Research Institute, Nobelpharma, Alcami, HIBM Research Group, Saint Louis University, St. Jude Children’s Research Hospital and Takeda Pharmaceutical Company Limited, which include descriptions of the termination provisions of these agreements.

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

As of December 31, 2016, we had 376 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, field forces, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we are unable to maintain and further develop effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our stock may decrease.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which results in us incurring substantial expenses and expending significant management efforts to comply with the Act. We currently do not have an internal audit group. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404(b) or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Changes to healthcare and FDA laws, regulations, and policies may have a material adverse effect on our business and results of operations.

United States

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. For example, the Affordable Care Act, as amended, substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes annual fees and taxes on manufacturers of certain branded prescription drugs. Implementation of the Affordable Care Act remains ongoing, and there remains uncertainty as to how the law’s various provisions will ultimately affect the industry.

Other legislative changes have been adopted in the United States, including the Cures Act and the Budget Control Act of 2011, or the Budget Act, signed into law on August 2, 2011. The Cures Act introduces a wide range of reforms and the Budget Act, among other things, required reductions in federal spending, which eventually triggered Medicare sequestration—the requirement to reduce Medicare payments to providers up to 2% per fiscal year. In 2013, the 2% Medicare payment reductions were applied to fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013. Sequestration was initially set to expire in fiscal year 2021 but has been extended to 2025.

We expect that additional state and federal healthcare reform measures and regulations will be adopted in the future, including proposals to reduce the exclusivity protections provided to already approved biological products and to provide biosimilar and interchangeable biologic products an easier path to approval. Any of these measures and regulations could limit the amounts that federal and state governments will pay for healthcare products and services, result in reduced demand for our product candidates or additional pricing pressures and affect our product development, testing, marketing approvals and post-market activities.

European Union

In the EU, the European Commission has adopted detailed rules for the safety features appearing on the packaging of medicinal products for human use. The regulations set forth the rules for the features appearing on the packaging of these medicinal products, including, inter alia, the characteristics and technical specifications of the unique identifier that enables the authenticity of medicinal products to be verified and individual packs to be identified, the modalities for the verification of the safety features, and the list of medicinal products and product categories subject and not subject to prescription which shall not bear and bear (respectively) safety features.

The European Commission has also launched a series of public consultations that are aimed at the adoption of notices and guidelines which will serve the interpretation of currently applicable regulations and directives. For example, between August 2015 and December 2016, the European Commission launched public consultations which concerned good manufacturing practices, clinical trials for human medicinal products, and orphan medicinal products. The purpose of the consultation on orphan medicinal products (which will be replaced with a Notice) is to streamline the regulatory framework and to adapt the applicable regulations to technical progress. The consultation focuses on a variety of elements of Regulation (EC) No 141/2000, which include the encouragement of development of orphan medicinal products for communicable diseases and the simplification of the procedure for the reassessment of orphan criteria when two authorization application procedures are pending in parallel for two orphan medicinal products.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed field marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate are described under “Business—Government Regulation” elsewhere in this Annual Report. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

We currently have limited international operations, but our business strategy incorporates significant international expansion, particularly in anticipation of approval of our product candidates. We currently conduct physician and patient association outreach activities, as well as clinical studies, outside of the United States and plan to maintain field forces representatives internationally in the future. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting, and changing laws and regulations such as privacy and data regulations, transparency regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	introduction of new health authority requirements and/or changes in health authority expectations;
•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection for, and enforcing, our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	limits in our ability to penetrate international markets;
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
•

regulatory and compliance risks that relate to maintaining accurate information and control over commercial operations and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions, including those under the U.K. Bribery Act and similar foreign laws and regulations; and

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

We have a multinational tax structure and are subject to income tax in the United States and various foreign jurisdictions. Our effective tax rate is influenced by many factors including changes in our operating structure, changes in the mix of our earnings among countries, our allocation of profits and losses among our subsidiaries, our intercompany transfer pricing agreements and rules relating to transfer pricing, the availability of U.S. research and development tax credits, and future changes in tax laws and regulations in the U.S. and foreign countries. Significant judgment is required in determining our tax liabilities including management’s judgment for uncertain tax positions. The Internal Revenue Service, other domestic taxing authorities, or foreign taxing authorities may disagree with our interpretation of tax laws as applied to our operations. Our reported effective tax rate and after-tax cash flows may be materially and adversely affected by tax assessments in excess of amounts accrued for our financial statements. This could materially increase our future effective tax rate thereby reducing net income and adversely impacting our results of our operations for future periods.

Failure to comply with laws and regulations could harm our business and our reputation.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States and in other circumstances these requirements may be more stringent in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition and our reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results, financial condition and our reputation.

In particular, our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds, which subjects us to laws and regulations governing such activities. In some cases, these hazardous materials and various wastes resulting from their use are stored at our or our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, and business operations or environmental damage that could result in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages—and such liability could exceed our resources—and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Risks generally associated with a company-wide implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We are in the process of implementing a company-wide ERP system to upgrade certain existing business, operational, and financial processes. Our ERP implementation is a complex and time-consuming project that we expect will require multiple years to complete. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.

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

We may acquire other companies or products or engage in strategic transactions, which could divert our management’s attention and cause us to incur various costs and expenses.

We may acquire or invest in businesses or products that we believe could complement or expand our business or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of management, and cause us to incur various costs and expenses in identifying, investigating and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in entering into an agreement for such transactions.

In addition, we may receive inquiries relating to potential strategic transactions, including collaborations, licenses and acquisitions. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

Litigation may substantially increase our costs and harm our business.

We may become party to lawsuits in the future, including, without limitation, actions and proceedings in the ordinary course of business relating to our stockholders, intellectual property and employment matters, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending such litigation may be significant. In addition, there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.

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

•	the perception of limited market sizes or pricing for our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2016, 944,269 shares were available for issuance under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2016, 1,380,922 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Currently we plan to register the increased number of shares available under the 2014 Plan and the 2014 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future nor may we ever achieve profitability. To the extent that we continue to generate taxable losses, unused taxable losses will, subject to certain limitations, carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. An analysis to determine limitations upon our NOL carryforwards and other pre-change tax attributes for ownership changes that have occurred previously has been performed, resulting in a permanent decrease of federal and state NOL carryforwards in the amount of $7.2 million and a permanent decrease in federal research tax credit carryforwards in the amount of $0.2 million. As a result of these decreases and others that may occur as a result of future ownership changes, our ability to use our pre-change NOL carryforwards and other tax attribute carryforwards to offset U.S. federal taxable income and tax liabilities is limited and may become subject to even greater limitations, which could potentially accelerate or permanently increase future federal tax liabilities for us. In addition, there may be periods during which the use of state income tax NOL carryforwards and other state tax attribute carryforwards (such as state research tax credits) are suspended or otherwise limited, which could potentially accelerate or permanently increase future state tax liabilities for us.

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

Provisions in our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management.

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

•	provide that our directors may be removed only for cause;
•	provide that vacancies on our board of directors may be filled only by a resolution adopted by the board of directors;
•	expressly authorize our board of directors to modify, alter or repeal our amended and restated by-laws; and
•	require holders of 75% of our outstanding common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.

These provisions, alone or together, could delay, deter, or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Further, no stockholder is permitted to cumulate votes at any election of directors because this right is not included in our amended and restated certificate of incorporation.

Any provision of our amended and restated certificate of incorporation or amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (3) any action asserting a claim against us arising under the Delaware General Corporation Law or under our amended and restated certificate of incorporation or bylaws or (4) any action against us asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary operations are conducted at the leased facilities described below.

We lease approximately 112,000 square feet of office space in Novato, California used primarily for corporate, clinical, regulatory, quality, manufacturing administration, and commercial functions. The lease for approximately 83,000 square feet will expire on April 30, 2019, the lease for approximately 4,000 square feet will expire on July 31, 2017, and the lease for approximately 25,000 square feet will expire on December 31, 2020.

We also lease approximately 6,500 square feet of research lab and related office space in Novato, California. The rental term for this space will expire on September 28, 2018.

We also lease approximately 63,000 square feet of office space in Brisbane, California. The rental term for this space will expire on June 30, 2026.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Select Market since January 31, 2014 under the symbol “RARE”. The following tables set forth, for the periods indicated, the intraday high and low sales prices of our common stock as reported by NASDAQ.

	Fiscal 2015
	High	Low
First Quarter	$65.35	$44.27
Second Quarter	$105.97	$56.11
Third Quarter	$137.05	$83.40
Fourth Quarter	$117.12	$79.34

	Fiscal 2016
	High	Low
First Quarter	$110.06	$49.00
Second Quarter	$78.13	$46.52
Third Quarter	$81.40	$48.33
Fourth Quarter	$86.77	$52.60

As of February 15, 2017, we had 3 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from January 31, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price of $42.25 on January 31, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on January 31, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	January 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$103.86	$265.51	$166.41
NASDAQ Composite Index	^IXIC	$100.00	$115.40	$122.02	$131.17
NASDAQ Biotechnology Index	^NBI	$100.00	$123.70	$137.83	$107.94

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

Unregistered Sales of Equity Securities

On July 26, 2016 and November 3, 2016, we issued 374,590 shares and 352,530 shares, respectively, of our common stock to Takeda in exchange for $40.0 million and $25.0 million, respectively, pursuant to the terms of the common stock purchase agreement between us and Takeda. These issuances of common stock to an accredited investor were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Issuer’s Purchases of Equity Securities

None

Item 6. Selected Consolidated Financial Data

The information set forth below for the five years ended December 31, 2016 is not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue	$133	$—	$—	$—	$—
Operating expenses:
Research and development	183,204	114,737	45,967	27,829	12,641
General and administrative	64,936	33,001	10,811	4,451	3,344
Total operating expenses	248,140	147,738	56,778	32,280	15,985
Loss from operations	(248,007)	(147,738)	(56,778)	(32,280)	(15,985)
Interest income	3,789	2,320	608	216	1
Other expense, net	(1,621)	(200)	(3,632)	(3,006)	(350)
Loss before income taxes	$(245,839)	$(145,618)	$(59,802)	$(35,070)	$(16,334)
Income tax provision	(35)	—	—	—	—
Net loss	$(245,874)	$(145,618)	$(59,802)	$(35,070)	$(16,334)
Net loss attributable to common stockholders(1)	$(245,874)	$(145,618)	$(64,610)	$(50,289)	$(19,561)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(6.21)	$(3.96)	$(2.25)	$(14.87)	$(14.20)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted(1)	39,586,908	36,782,603	28,755,758	3,382,489	1,377,207

(1)

See Notes 2 and 11 to our audited consolidated financial statements of this Annual Report for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$498,111	$536,256	$187,487	$53,377	$86,190
Working capital	341,436	422,289	180,899	49,304	83,257
Total assets	540,626	559,569	197,967	59,649	88,316
Convertible preferred stock warrant liability	—	—	—	3,419	518
Convertible preferred stock	—	—	—	124,930	111,387
Total stockholders' equity (deficit)	473,974	531,090	184,945	(74,821)	(27,047)

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

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

KRN23, or UX023, is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing KRN23 pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. KHK has completed one Phase 1 study, one Phase 1/2 study, and one longer-term Phase 1/2 study of KRN23 in adults with XLH. We initiated a Phase 2 pediatric study in July 2014 and a Phase 3 study in pediatric patients in October 2016. We also completed enrollment in a 134-patient Phase 3 adult study in July 2016. We expect data from this study in the first half of 2017. In January 2017, we and Kyowa Kirin International PLC, a wholly owned subsidiary of KHK, announced that we filed a Marketing Authorization Application, or MAA, for the conditional marketing authorization of KRN23 for the treatment of XLH based on the Phase 2 data, and that the EMA validated the application. An opinion from Committee for Medicinal Products for Human Use, or CHMP, is expected in the second half of 2017.We plan to submit a biologics license application, or BLA to the FDA for KRN23 in the second half of 2017. Based on discussions with the FDA, our understanding is that the pediatric Phase 3 study is currently not expected to be required for a U.S. filing. We continue to discuss the details of the planned submission with the FDA.

•

KRN23 is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We initiated a Phase 2 study of KRN23 in adult inoperable TIO patients in March 2015. We expect additional data from this study in the second half of 2017.

•

Recombinant human beta-glucuronidase, or rhGUS or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. We have met with the FDA and the EMA and plan to submit regulatory filings in the first half of 2017 based on Phase 3 study results.

Our substrate replacement therapy pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied in an open-label Phase 2 study for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD. LC-FAOD is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. We are planning for a Phase 3 study that we expect to initiate in 2017 after discussions with regulatory authorities.

•

UX007 is also in a Phase 2 study for the treatment of glucose transporter type-1 deficiency syndrome, or Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder. We expect data from the Phase 2 seizure study in the first quarter of 2017. We plan to initiate a Phase 3 study in the first quarter of 2017.

•

Aceneuramic acid extended-release, or Ace-ER or UX001, is an extended-release form of aceneuramic acid in a fully enrolled Phase 3 study for the treatment of GNE myopathy, a neuromuscular disorder that causes muscle weakness and wasting. Data from the Phase 3 study are expected in the second half of 2017. We filed a MAA, seeking conditional approval from the EMA for the use of Ace-ER in the treatment of GNE myopathy based on Phase 2 data. We withdrew this MAA in November 2016, after the CHMP indicated that the Phase 2 study was encouraging, but did not provide a sufficient amount of evidence to support an approval at that time.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $245.9 million, $145.6 million and $59.8 million for the years ended December 31, 2016, 2015 and 2014. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Revenue

We recorded $0.1 million in revenue for UX003 for the year ended December 31, 2016 for named patient sales in Europe. All of the costs to manufacture the associated inventory were expensed as incurred because the product is not approved for commercial sale. We do not expect to receive any significant product sales revenue until we obtain regulatory approval for any of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, allocated facilities costs, and other expenses for outside professional services, including legal, human resources, audit, and accounting services. Personnel costs consist of salaries, benefits, and stock-based compensation. We expect that our general and administrative expenses will increase in the future to support continued research and development activities, preparation for potential commercialization of our product candidates, and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administration and professional services.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and investments.

Other Expense, net

Other expense, net primarily consists of foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments are as follows:

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized once all revenue recognition criteria are met.

During the year ended December 31, 2016, we recognized revenue from sales of rhGUS (UX003) on a “named patient” basis, which are allowed in certain European countries prior to the commercial approval of the product in the territory. Due to our limited sales and collection history to date, revenue has been recognized upon receipt of payment.

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

•

Expected Volatility—As we do not have sufficient historical stock price information to meet the expected life of the stock-based awards, our approach to estimating expected volatility is to phase in our own common stock trading history and supplement the remaining historical information with a blended volatility from the trading history from the common stock of the set of comparable publicly traded biopharmaceutical companies. When selecting comparable publicly traded biopharmaceutical companies on which to base the expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants is used to supplement our historical volatility. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend — We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis and will revise in subsequent periods, if actual forfeitures differ from those estimates.

For the years ended December 31, 2016, 2015 and 2014 stock-based compensation expense was $48.3 million, $24.9 million and $5.4 million, respectively. As of December 31, 2016, we had $136.5 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.78 years.

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

We recognize benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

As of December 31, 2016, our total deferred tax assets were $212.4 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Revenue (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2016	2015	Change	Change
Revenue	$133	$—	$133	*

*not meaningful

We recognized revenue for $0.1 million of named patient sales of UX003 in Europe for the year ended December 31, 2016. We did not recognize any revenue for the year ended December 31, 2015.

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2016	2015	Change	Change
Development candidate:
KRN23	$34,723	$12,886	$21,837	169%
rhGUS	29,707	18,989	10,718	56%
UX007	34,478	19,952	14,526	73%
Ace-ER	32,532	24,164	8,368	35%
Other research costs and preclinical costs	51,764	38,746	13,018	34%
Total research and development expenses	$183,204	$114,737	$68,467	60%

Research and development expenses increased $68.5 million for the year ended December 31, 2016 compared to the same period in 2015. The increase in research and development expenses above is primarily due to:

•

for KRN23, an increase of $21.8 million related to the continued development of the XLH clinical program, including the enrollment of our Phase 3 adult study, the initiation of our Phase 3 pediatric study, the execution of our MAA filing, as well as continued clinical development and other regulatory activities for both the XLH and TIO clinical programs, net of KHK reimbursement;

•	for rhGUS, an increase of $10.7 million related to our Phase 3 and Under 5 studies in addition to increases in manufacturing-related and quality activities;
•

for UX007, an increase of $14.5 million related to clinical manufacturing, the continued development of our clinical Phase 2 program for LC-FAOD, study start-up activities for our Phase 3 clinical study for Glut1 DS, as well as patient identification efforts and support of investigator-sponsored studies across multiple diseases;

•	for Ace-ER, an increase of $8.4 million related to the enrollment of our Phase 3 study, and manufacturing, quality, patient identification, and regulatory activities for this program;
•

an increase of $13.0 million in other research and development costs including expenses in support of our clinical product candidate pipeline, expenses related to our research stage programs and research collaborations, and certain cost allocations, including stock compensation.

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

General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2016	2015	Change	Change
General and administrative	$64,936	$33,001	$31,935	97%

General and administrative expenses increased $31.9 million for the year ended December 31, 2016 compared to the same period in 2015. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in the number of employees in support of our activities

We expect general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2016	2015	Change	Change
Interest income	$3,789	$2,320	$1,469	63%

Interest income increased $1.5 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to funds invested from our common stock offerings and increased yield on our investment portfolio.

Other Expense, net (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2016	2015	Change	Change
Other expense, net	$1,621	$200	$1,421	711%

Other expense, net increased $1.4 million for the year ended December 31, 2016 compared to the same period in 2015. This was primarily due to the fluctuations of the volume of transactions and the foreign exchange rates used in the remeasurement of transactions denominated in foreign currencies.

Comparison of Years Ended December 31, 2015 and 2014

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2015	2014	Change	Change
Development candidate:
KRN23	$12,886	$4,691	$8,195	175%
rhGUS	18,989	9,445	9,544	101%
UX007	19,952	13,214	6,738	51%
Ace-ER	24,164	10,851	13,313	123%
Other research costs and preclinical costs	38,746	7,766	30,980	399%
Total research and development expenses	$114,737	$45,967	$68,770	150%

Research and development expenses increased $68.8 million for the year ended December 31, 2015 compared to the same period in 2014. The increase in research and development expenses above is primarily due to:

•

for KRN23, an increase of $8.2 million related to the continued development of the XLH clinical program, including the initiation of our Phase 3 adult study, the initiation of our adult TIO study, and other clinical development and regulatory activities, net of KHK reimbursement;

•	for rhGUS, an increase of $9.5 million related to an increase in manufacturing, quality, and clinical study related activities, including the enrollment of our Phase 3 study;
•

for UX007, an increase of $6.7 million related to clinical manufacturing and the continued development of our clinical program, including patient identification efforts, and support of investigator-sponsored studies across multiple diseases;

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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with net proceeds from our equity financings. As of December 31, 2016, we had $498.1 million in available cash, cash equivalents, and investments. Our cash, cash equivalents and investments are held in a variety of interest-bearing accounts, corporate debt securities, U.S government securities and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash used in operating activities	$(160,975)	$(105,977)	$(44,634)
Cash provided by (used in) investing activities	89,915	(292,351)	(123,440)
Cash provided by financing activities	138,676	467,573	184,971
Effect of exchange rate changes on cash	(65)	—	—
Net increase in cash and cash equivalents	$67,551	$69,245	$16,897

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

Cash used in operating activities for the year ended December 31, 2016 was $161.0 million and reflected a net loss of $245.9 million, offset by non-cash charges of $48.3 million for stock-based compensation, $4.8 million for the amortization of premium paid on purchased investments, $3.4 million for depreciation and amortization, $1.3 million for a foreign currency remeasurement loss due to an increase in foreign entity transactions and fluctuations in the foreign exchange rate during the period, and $0.7 million for the estimated fair value of a license fee in conjunction with the Takeda collaboration agreement. Cash used in operating activities also reflected a $7.1 million increase in prepaid expenses and other current assets primarily due to an increase in prepaid manufacturing and an increase in receivables related to a tenant improvement allowance, and a $1.2 million increase in non-current assets as result of an increase in upfront payments to contract research organizations and in clinical study costs. These increases were offset by a $32.2 million increase in accrued expenses and other liabilities as a result of an accrual for a liability under a collaboration agreement, increase in clinical study, manufacturing, and related costs as we continued to increase our research and development activities and employee compensation in bonuses and vacation due to higher headcount, and a $2.5 million increase in accounts payable primarily due to increased spend and the timing of payments.

Cash used in operating activities for the year ended December 31, 2015 was $106.0 million and reflected a net loss of $145.6 million, offset by non-cash charges of $1.4 million for depreciation and amortization, $5.6 million for the amortization of premium paid on purchased investments, and $24.9 million for stock-based compensation. Cash used in operating activities also reflected a $7.1 million increase in prepaid expenses and other current assets primarily due to an increase in CRO prepaid clinical costs, an increase in KHK receivable and an increase in interest receivable, and a $2.0 million decrease in accounts payable primarily due to the timing of payments. These increases were offset by a $0.2 million decrease in non-current assets as result of a decrease in manufacturing prepaid expenses and a $16.7 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, related costs as we continued to increase our research and development activities and employee bonuses.

Cash used in operating activities for the year ended December 31, 2014 was $44.6 million and reflected a net loss of $59.8 million, offset by non-cash charges of $0.7 million for depreciation and amortization, $3.6 million for the amortization of premium paid on purchased short-term investments, $5.4 million for stock-based compensation and $3.3 million for the revaluation of convertible preferred stock warrant liability. Cash used in operating activities also reflected a $4.1 million increase in prepaid expenses and other current assets primarily due to an increase in CRO prepaid expenses and an increase in interest income receivable as our invested funds increased with the closing of our IPO in February 2014 and our underwritten public offering in July 2014. Cash used in operations also reflected a $0.4 million increase in long-term other assets primarily from the increase in CRO prepaid expenses and value added tax receivables. These increases were offset by a $6.7 million increase in accounts payable and accrued liabilities primarily due to an increase in clinical study, manufacturing and related costs as we continued to increase our research and development activities.

Cash Used in Investing Activities

Cash provided by investing activities for the year ended December 31, 2016 was $89.9 million and related to purchases of investments of $442.5 million, purchases of property and equipment of $10.2 million and an increase of $1.2 million in restricted cash for the expansion of the space under our current lease, offset by proceeds from maturities of investments of $403.2 million and the sale of investments of $140.6 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was $138.7 million and was comprised of $79.5 million from the sale of common stock from our ATM offering, $51.4 million from the sale of common stock to Takeda, and $7.8 million in net proceeds from the issuance of common stock upon the exercise of stock options and the vesting of restricted stock units.

Cash provided by financing activities for the year ended December 31, 2015 was $467.6 million and was comprised of $461.1 million from our underwritten public offerings and $6.5 million in net proceeds from the issuance of common stock upon the exercise of stock options and warrants and the vesting of restricted stock units.

Cash provided by financing activities for the year ended December 31, 2014 was $185.0 million and was comprised of $188.6 million in net proceeds from the issuance of common stock in our IPO and the underwritten public offering and $0.7 million in net proceeds from the issuance of common stock upon the exercise of stock options and warrants, offset by the payment of a $4.3 million dividend to our preferred stockholders in connection with the closing of our IPO.

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We anticipate that we will require additional capital to fund our operations, complete our ongoing and planned clinical studies and commercialize our products, and funding may not be available to us on acceptable terms or at all. We expect to satisfy future cash needs through existing capital balances or, if necessary, through equity or debt financings, or strategic collaborations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs, future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future funding requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing our commercial infrastructure, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any required upfront milestone and royalty payments thereunder.

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

Contractual Obligations

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at December 31, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$3,956	$8,087	$5,213	$11,446	$28,702
Manufacturing and service contracts	1,956	1,075	$62	$—	$3,093
Total	$5,912	$9,162	$5,275	$11,446	$31,795

The terms of certain of our license and collaboration agreements require us to pay potential future milestone payments based on product development success. The above table excludes milestone or contractual payment obligations as the amount and timing of such obligations are unknown or uncertain, which potential obligations are further described in Note 5 to the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09 and ASU 2014-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We will early adopt the new revenue standard as of January 1, 2017 using a full retrospective application to each prior reporting period presented. We have substantially completed an assessment of the effect of the adoption of the new revenue standard. We do not expect the adoption to have a material effect on our consolidated financial statements as of the adoption date.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2016, we had cash, cash equivalents, and investments totaling $498.1 million which includes bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2016. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and has concluded that such internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ultragenyx Pharmaceutical Inc.

We have audited Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ultragenyx Pharmaceutical Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultragenyx Pharmaceutical Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Ultragenyx Pharmaceutical Inc. and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 16, 2017

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to information in the proxy statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates (the “2017 Proxy Statement”), including under the headings “Proposal No. 1—Election of Class I Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Business Conduct and Ethics,” “Proposal No. 1—Election of Class I Directors—Nomination of Directors” and “Board of Directors and Committees.” We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, or Code of Ethics. Our Code of Ethics is posted on our corporate governance website located at www.ultragenyx.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2017 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” “Board of Directors and Committees—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risk Management and Mitigation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2017 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2017 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2017 Proxy Statement, including under the heading “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report.
(1)	Consolidated Financial Statements
Consolidated Financial Statements—See Index to Consolidated Financial Statements at page F-1 of this Annual Report.
(2)	Consolidated Financial Statement Schedules

Consolidated Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(b)	Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference or filed as part of this Annual Report.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL Inc.
By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer

Date: February 16, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil D. Kakkis, M.D., Ph.D. and Shalini Sharp, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.
	President and Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017
/s/ Shalini Sharp Shalini Sharp	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2017
/s/ Theodore A. Huizenga Theodore A. Huizenga	Executive Director, Corporate Controller (Principal Accounting Officer)	February 16, 2017
/s/ Daniel G. Welch Daniel G. Welch.	Chairman of the Board	February 16, 2017
/s/ William Aliski William Aliski	Director	February 16, 2017
/s/ Lars Ekman Lars Ekman, M.D., Ph.D.	Director	February 16, 2017
/s/ Matthew K. Fust Matthew K. Fust	Director	February 16, 2017
/s/ Michael Narachi Michael Narachi	Director	February 16, 2017
/s/ Clay B. Siegall Clay B. Siegall, Ph.D.	Director	February 16, 2017

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultragenyx Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Ultragenyx Pharmaceutical Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 16, 2017

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$161,120	$93,569
Short-term investments	219,028	343,428
Restricted cash	1,411	150
Prepaid expenses and other current assets	20,136	13,060
Total current assets	401,695	450,207
Property and equipment, net	17,055	7,373
Restricted cash	2,076	2,135
Long-term investments	117,963	99,259
Other assets	1,837	595
Total assets	$540,626	$559,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,364	$2,942
Accrued liabilities	54,554	24,784
Deferred rent—current portion	341	192
Total current liabilities	60,259	27,918
Other liabilities	6,393	561
Total liabilities	66,652	28,479

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of December 31, 2016 and 2015	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 41,240,230 and 38,882,394 shares issued and outstanding as of December 31, 2016 and 2015	41	39
Additional paid-in capital	1,003,561	816,578
Accumulated other comprehensive income (loss)	905	(868)
Accumulated deficit	(530,533)	(284,659)
Total stockholders’ equity	473,974	531,090
Total liabilities and stockholders’ equity	$540,626	$559,569

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$133	$—	$—
Operating expenses:
Research and development	183,204	114,737	45,967
General and administrative	64,936	33,001	10,811
Total operating expenses	248,140	147,738	56,778
Loss from operations	(248,007)	(147,738)	(56,778)
Other income (expense), net:
Interest income	3,789	2,320	608
Other expense, net	(1,621)	(200)	(3,632)
Total other income (expense), net	2,168	2,120	(3,024)
Loss before income taxes	(245,839)	(145,618)	(59,802)
Income tax provision	(35)	—	—
Net loss	$(245,874)	$(145,618)	$(59,802)
Net loss attributable to common stockholders	$(245,874)	$(145,618)	$(64,610)
Net loss per share attributable to common stockholders, basic and diluted	$(6.21)	$(3.96)	$(2.25)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,586,908	36,782,603	28,755,758

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(245,874)	$(145,618)	$(59,802)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,322	—	—
Unrealized gain (loss) on available-for-sale securities	451	(694)	(185)
Other comprehensive income (loss):	1,773	(694)	(185)
Total comprehensive loss	$(244,101)	$(146,312)	$(59,987)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock				Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2013	34,349,894	$51,001	27,081,680	$73,929	3,766,289	$4	$—	$11	$(74,836)	$(74,821)
Accretion on convertible preferred stock	—	4,430	—	—	—	—	(27)		(4,403)	(4,430)
Conversion of convertible preferred stock to common stock	(34,349,894)	(55,431)	(27,081,680)	(73,929)	19,598,486	19	129,341	—	—	129,360
Reclassification of preferred stock warrant liability	—	—	—	—	—	—	6,743	—	—	6,743
Issuance of common stock in connection with initial public offering, net of issuance costs and preferred stock dividend	—	—	—	—	6,624,423	7	121,704	—	—	121,711
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	—	—	1,613,879	2	60,237	—	—	60,239
Employee stock-based compensation	—	—	—	—	—	—	5,394		—	5,394
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	331,605	—	736	—	—	736
Other comprehensive loss					—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	—	—	(59,802)	(59,802)
Balance as of December 31, 2014	—	—	—	—	31,934,682	32	324,128	(174)	(139,041)	184,945
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	—	—	5,980,000	6	461,130	—	—	461,136
Employee stock-based compensation	—	—	—	—	—	—	24,884		—	24,884
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	957,587	1	7,354	—	—	7,355
Restricted stock units vested during the period, net					10,125	—	(918)			(918)
Other comprehensive loss	—	—	—	—	—	—	—	(694)	—	(694)
Net loss	—	—	—	—	—	—	—	—	(145,618)	(145,618)
Balance as of December 31, 2015	—	—	—	—	38,882,394	39	816,578	(868)	(284,659)	531,090
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	—	—	1,159,415	1	79,485	—	—	79,486
Issuance of common stock in connection with collaboration agreement, net of issuance costs	—	—	—	—	727,120	1	52,271	—	—	52,272
Put option grant in connection with collaboration agreement	—	—	—	—	—	—	(916)	—	—	(916)
Employee stock-based compensation	—	—	—	—	—	—	48,309		—	48,309
Issuance of common stock upon exercise of stock options	—	—	—	—	438,811	—	9,096	—	—	9,096
Restricted stock units vested during the period, net					32,490	—	(1,262)	—	—	(1,262)
Other comprehensive income	—	—	—	—	—	—	—	1,773	—	1,773
Net loss	—	—	—	—	—	—	—	—	(245,874)	(245,874)
Balance as of December 31, 2016	—	$—	—	$—	41,240,230	$41	$1,003,561	$905	$(530,533)	$473,974

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(245,874)	$(145,618)	$(59,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	48,309	24,884	5,394
Amortization of premium on investment securities, net	4,842	5,637	3,600
Depreciation and amortization	3,424	1,384	684
Revaluation of convertible preferred stock warrant liability	—	—	3,324
Foreign currency remeasurement loss	1,322	—	—
Non-cash license fee from collaboration arrangement	700	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,147)	(7,131)	(4,081)
Other assets	(1,242)	179	(411)
Accounts payable	2,502	(1,982)	3,177
Accrued liabilities and other liabilities	32,189	16,670	3,481
Net cash used in operating activities	(160,975)	(105,977)	(44,634)
Investing activities:
Purchase of property and equipment	(10,188)	(4,955)	(2,149)
Purchase of investments	(442,490)	(624,226)	(208,972)
Proceeds from sale of investments	140,556	89,321	5,002
Proceeds from maturities of investments	403,239	249,050	82,972
Increase in restricted cash	(1,202)	(1,541)	(293)
Net cash provided by (used in) investing activities	89,915	(292,351)	(123,440)
Financing activities:
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	—	461,136	188,581
Proceeds from the issuance of common stock in connection with at-the-market offering, net	79,486	—	—
Proceeds from the issuance of common stock in connection with collaboration agreement, net	51,356	—	—
Proceeds from the issuance of common stock from equity awards, net	7,834	6,437	736
Payment of preferred stock dividend	—	—	(4,346)
Net cash provided by financing activities	138,676	467,573	184,971
Effect of exchange rate changes on cash	(65)	—	—
Net increase in cash and cash equivalents	67,551	69,245	16,897
Cash and cash equivalents at beginning of year	93,569	24,324	7,427
Cash and cash equivalents at end of year	$161,120	$93,569	$24,324

Supplemental disclosures of non-cash investing and financing information:
Costs of property and equipment included in accounts payable and accrued liabilities	$147	$769	$243
Tenant improvement allowance	$3,467	$—	$—
Reclassification of warrant liability to equity upon conversion to common stock warrants	$—	$—	$6,743
Conversion of Series A and Series B preferred stock to common stock	$—	$—	$129,360

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

In the course of its research activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. Through December 31, 2016, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

The Company intends to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans.

2.       Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Ultragenyx Pharmaceutical Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and corporate bonds.

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments with a maturity of one year or less from the balance sheet date are reported as short-term investments and investments with a maturity of greater than one year from the balance sheet date are reported as long-term investments. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expense, net. The cost of securities sold is based on the specific-identification method. Interest on investments is included in interest income.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for its obligations under its facility leases of the Company’s corporate headquarters in Novato, California and for its facilities in Brisbane, California.

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

Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized once all revenue recognition criteria are met.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2016, the Company recognized revenue from sales of rhGUS (UX003) on a “named patient” basis which are allowed in certain European countries prior to the commercial approval of the product in the territory. Due to the Company’s limited sales and collection history to date, revenue has been recognized upon receipt of payment.

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

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive loss is comprised of unrealized gains and losses on investments in available-for-sale securities and foreign currency translation adjustments.

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

Stock-Based Compensation

Stock-based awards issued to employees, including stock options and restricted stock units (RSUs), are recorded at fair value as of the grant date and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). Because noncash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates for the period. Remeasurement adjustments are recorded in other income (expense), net.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09 and ASU 2014-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company will early adopt the new revenue standard as of January 1, 2017 using a full retrospective application to each prior reporting period presented. The Company has substantially completed its assessment of the effect of the adoption of the new revenue standard. It does not expect the adoption to have a material effect on its Consolidated Financial Statements on the adoption date.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	—	207,726	—	207,726
Commercial paper	—	11,970	—	11,970
Asset-backed securities	—	27,713	—	27,713
U.S. Government Treasury and agency securities	—	111,931	—	111,931
Total financial assets	$123,536	$359,340	$—	$482,876

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$53,254	$—	$—	$53,254
Corporate bonds	—	370,445	—	370,445
Commercial paper	—	13,887	—	13,887
Asset-backed securities	—	29,302	—	29,302
U.S. Government Treasury and agency securities	—	47,452	—	47,452
Total financial assets	$53,254	$461,086	$—	$514,340

4.       Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	207,909	14	(197)	207,726
Commercial paper	11,970	—	—	11,970
Asset-backed securities	27,712	3	(2)	27,713
U.S. Government Treasury and agency securities	112,166	10	(245)	111,931
Total	$483,293	$27	$(444)	$482,876

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$53,254	$—	$—	$53,254
Corporate bonds	371,098	11	(664)	370,445
Commercial paper	13,887	—	—	13,887
Asset-backed securities	29,356	—	(54)	29,302
U.S. Government Treasury and agency securities	47,613	—	(161)	47,452
Total	$515,208	$11	$(879)	$514,340

At December 31, 2016, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at December 31, 2016 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2016	2015
Research and development equipment	$2,154	$1,302
Furniture and office equipment	2,595	944
Computer equipment	2,013	628
Software	3,931	1,622
Leasehold improvements	12,486	3,466
Construction-in-progress	37	2,276
Property and equipment, gross	23,216	10,238
Less accumulated depreciation	(6,161)	(2,865)
Property and equipment, net	$17,055	$7,373

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $1.4 million and $0.7 million respectively. Amortization of leasehold improvements and software is included in depreciation expense.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Research and clinical study expenses	$18,593	$9,764
Payroll and related expenses	17,226	9,423
Repayment liability under collaboration agreement	13,650	—
Other	5,085	5,597
Total accrued liabilities	$54,554	$24,784

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company is required to make certain payments to Nobelpharma based upon achievement of certain development and approval milestones. The Company may make future payments that aggregate up to 200 million Yen (approximately $1.7 million based on the exchange rate at December 31, 2016) that are contingent upon attainment of various development and approval milestones. The Company will pay a mid-single digit royalty on net sales in the Company’s territory and will receive a mid-single digit royalty on net sales in the Nobelpharma territory, excluding Japan, if such product sales are ever achieved.

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

Alcami Corporation License Agreement

In March 2011, the Company entered into a license agreement with Alcami Corporation (Alcami). Under the terms of this license agreement, Alcami granted the Company a fully paid-up, royalty-free, exclusive, perpetual, and irrevocable license to research, develop, make, have made, use, import, offer for sale, and sell products incorporating Alcami’s controlled release matrix solid dose oral tablet. Under the license agreement, the Company will pay a mid-single digit percentage of any sublicense revenue received by Ultragenyx related to the sublicense of Alcami technology that had been initially licensed by Ultragenyx.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KHK will collaborate on the development and commercialization of certain products containing KRN23 in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union, Switzerland, and Turkey, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date; the Company will also be the lead party for core development activities conducted in Japan and Korea, for which the core development plan is limited to clinical trials mutually agreed to by the Company and KHK. The Company will share the costs for development activities in the profit share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KHK, and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. The Company is obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If KRN23 is approved, the Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize KRN23 in the European territory, and the Company will develop and commercialize KRN23 in Latin America.

KHK will manufacture and supply KRN23 for clinical use globally and will manufacture and supply KRN23 for commercial use in the profit share territory and Latin America. The remaining profit or loss from commercializing products in the profit-share territory, until the applicable transition date, will be shared between the Company and KHK on a 50/50 basis. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range in the profit share territory, intended to approximate the profit share. The Company will also be entitled to receive a royalty of up to 10% on net sales in the European territory. In Latin America, the Company will pay to KHK a low single-digit royalty on net sales.

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements. The Company’s expenses were reduced by $26.8 million and $10.8 million for the years ended December 31, 2016 and 2015, respectively, for its share of the costs as research and development. As of December 31, 2016 and 2015, the Company had receivables in the amount of $8.6 million and $3.8 million, respectively, for this collaboration arrangement.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

In July 2016, the Company consummated a common stock purchase agreement, executed in conjunction with the collaboration and license agreement, whereby Takeda purchased 374,590 shares of the Company’s common stock for $40.0 million in cash. The fair market value of the common stock issued to Takeda was $27.3 million, based on the closing stock price of $72.95 on the date of issuance, resulting in a $12.7 million premium paid to the Company. The Company also received a put option to require Takeda to purchase an additional $25.0 million in shares of the Company’s common stock at the then-current 30-day volume-weighted average price (VWAP). The put option was exercised in October 2016, whereby Takeda purchased 352,530 shares of the Company’s common stock for $25.0 million in cash. The Company also received a second put option, which is contingent upon meeting certain development milestones on the identified option product, to require Takeda to purchase an additional $10.0 million in shares of the Company’s common stock at the then-current 30-day VWAP. Takeda was subject to a 180-day lock-up provision as a result of the initial purchase of common stock, and a 90-day lock-up provision as a result of its purchase under the first put option, is subject to a five-year standstill (subject to customary exceptions or release), and has registration rights for purchases of common stock. The Company estimated the fair value of the put options to be $0.9 million and recorded the put options in additional paid-in capital. The valuation was performed using a Monte Carlo simulation approach using the term of the put options and an equity volatility of approximately 70%.

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

The research and license agreement and the stock purchase agreement are being accounted for as one arrangement because they were entered into at the same time. The arrangements were evaluated pursuant to ASC 605-25, Multiple-Element Arrangements because the agreements contain multiple elements and deliverables. The Company concluded that there are multiple deliverables under the collaboration agreement, including deliverables related to research and development services with respect to licensed products as well as committee participation, which were determined to represent separate units of accounting. The total arrangement consideration received from Takeda is $14.3 million and consists of the $12.7 million premium on the sale of the common stock, the $0.9 million estimated fair value of the put options, and the $0.7 million estimated fair value of the pre-clinical compound. The Company is responsible for the costs under the initial development plan, which is expected to be performed over a period of approximately one and a half years. A significant portion of this work is expected to be performed by Takeda which has an estimated cost of approximately $10.0 million to $15.5 million. The total amount of funding to be returned to Takeda for the development work is uncertain as of December 31, 2016. The total arrangement consideration of $14.3 million will be recorded as a monetary liability until the total amount of the repayment obligation is determinable. Once the repayment obligation to Takeda is determinable, then any excess of the total arrangement consideration over the repayment obligation to Takeda, if any, will be classified as deferred revenue, allocated to the deliverables on a relative fair value basis, and subsequently will be recognized as collaboration revenue as the underlying services are performed. Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. As of December 31, 2016 the Company had a monetary liability in the amount of $14.3 million for this collaboration arrangement.

In January 2017, the Company terminated the option to the identified option product. As a result, the second put option to require Takeda to purchase an additional $10.0 million in shares of the Company’s common stock was terminated.

6.      Equity

Equity Transactions

In July 2016, the Company entered into an At-The-Market (ATM) sales agreement, with Cowen and Company, LLC (Cowen), whereby the Company may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as our sales agent. During the year ended December 31, 2016, the Company sold 1,159,415 shares of common stock, resulting in net proceeds of approximately $79.5 million, after commissions and other offering costs.

During the period of January 1, 2017 through February 15, 2017, the Company sold an additional 658,532 shares of common stock, resulting in net proceeds of approximately $48.4 million, after commissions and other offering costs.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Common Stock Warrants

In connection with various financing activities, the Company issued preferred stock warrants. The fair value ascribed to these warrants upon their issuance was $0.2 million, which was determined using an option-pricing method to allocate the equity value of the Company to the warrants based on the Company’s capital structure. Upon the closing of the Company’s IPO in February 2014, the warrants were converted into warrants to purchase common stock. Accordingly, the warrants were reclassified from a liability to permanent equity and were no longer subject to remeasurement. As of December 31, 2016 and 2015, there were 83,167 and 66,533 common stock warrants outstanding that were issued in June 2010 and June 2011, respectively, with a contractual term of 10 years and an exercise price of $3.006. The fair value of the warrants was estimated to be $6.7 million as of January 30, 2014 (pricing date of IPO). The Company recorded $0, $0, and $3.3 million to other income (expense), net, for the years ended December 31, 2016, 2015 and 2014 respectively, representing the change in fair value of the warrants for the respective period.

7.      Stock-Based Awards

Equity Plan Awards

In 2011, the Company adopted the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the board of directors. In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan), which became effective upon the closing of the Company’s IPO in February 2014. The 2014 Plan had 2,250,000 shares of common stock available for future issuance at the time of its inception, which included 655,038 shares available under the 2011 Plan, which were transferred to the 2014 Plan upon adoption. No further grants subsequent to the IPO were made under the 2011 Plan. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Under the terms of the 2014 Plan, awards may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for awards must be at least 110% of fair market of the common stock on the grant date, as determined by the board of directors. The term of an award granted under the 2014 Plan may not exceed ten years. Typically, the vesting schedule for option grants to the employees provides that 1/4 of the grant vests upon the first anniversary of the date of grant, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. The vesting schedule for RSU grants provides that 1/4 of the grant vests upon the annual anniversary of the date of grant over the period of four years. As of December 31, 2016, an aggregate of 7,478,107 shares of common stock have been authorized for issuance under all equity award plans.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans, including the 2011 Plan and the 2014 Plan and related information:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2013	2,228,883	$3.41	8.91	$19,468
Options granted	932,555	41.12
Options exercised	(305,090)	2.14
Options cancelled	(116,873)	8.92
Outstanding — December 31, 2014	2,739,475	$16.15	8.43	$79,840
Options granted	2,013,350	90.60
Options exercised	(795,825)	8.65
Options cancelled	(130,037)	31.49
Outstanding — December 31, 2015	3,826,963	$56.36	8.58	$217,386
Options granted	1,435,995	67.00
Options exercised	(425,922)	21.21
Options cancelled	(407,564)	70.87
Outstanding — December 31, 2016	4,429,472	$61.85	8.22	$79,135
Vested and exercisable — December 31, 2016	1,620,443	$44.96	7.24	$55,537
Vested and expected to vest — December 31, 2016	4,264,788	$61.33	8.18	$78,412

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $22.2 million, $59.0 million and $12.1 million, respectively. Cash received from the exercise of options was $9.0 million, $6.9 million, and $0.7 million as of December 31, 2016, 2015, and 2014, respectively.

The weighted-average estimated fair value of stock options granted was $40.49, $54.90 and $26.58 per share of the Company’s common stock during the years ended December 31, 2016, 2015, and 2014, respectively. The total estimated fair value of options vested during the years ended December 31, 2016, 2015, and 2014 was $43.8 million, $10.7 million, and $2.0 million, respectively.

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units (RSUs) from the 2014 Plan and related information:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2013	—	$—
RSUs granted	31,000	53.23
Unvested — December 31, 2014	31,000	$53.23
RSUs granted	187,260	89.67
RSUs released	(18,209)	54.72
RSUs cancelled	(2,900)	84.89
Unvested — December 31, 2015	197,151	$87.24
RSUs granted	477,816	66.83
RSUs released	(52,273)	82.59
RSUs cancelled	(48,950)	78.04
Unvested — December 31, 2016	573,744	$71.45

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total fair value of the 52,273 shares vested during 2016 was approximately $4.3 million with an aggregate intrinsic value of the shares of $3.3 million.

Employee Stock Purchase Plan

In January 2014, the Company adopted the 2014 Employee Stock Purchase Plan (ESPP) which became effective upon the closing of our IPO in February 2014. The Company had reserved a total of 600,000 shares of common stock for issuance under the ESPP. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$29,412	$17,100	$4,116
General and administrative	18,897	7,784	1,278
Total stock-based compensation expense	$48,309	$24,884	$5,394

As of December 31, 2016, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $136.5 million, which the Company expects to recognize over an estimated weighted-average period of 2.78 years. In determining the estimated fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility—As the Company does not have sufficient historical stock price information from the Company to meet the expected life of the stock-based awards, our approach to estimating expected volatility is to phase in our own common stock trading history and supplement the remaining historical information with a blended volatility from the trading history from the common stock of the set of comparable publicly traded biopharmaceutical companies. When selecting comparable publicly traded biopharmaceutical companies on which to base the expected stock price volatility, we selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants is used to supplement the Company’s historical volatility. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options
	Year Ended December 31,
	2016	2015	2014
Expected term (years)	6.23	6.23	6.23
Expected volatility	65%	65%	70%
Risk-free interest rate	1.5%	1.8%	1.9%
Expected dividend rate	0.0%	0.0%	0.0%

8.       Defined Contribution Plan

In March 2013, the Company began to sponsor a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Prior to 2015, the Company had not provided any contributions to the plan. In 2015, the Company began to make contributions to the Plan for eligible participants, and recorded $1.5 million and $0.6 million and as contribution expenses for the years ended December 31, 2016 and 2015, respectively.

9.      Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$192,287	$145,618	$59,802
Foreign	53,552	—	—
Total loss before income taxes	$245,839	$145,618	$59,802

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal	$—	$—	$—
State	—	—	—
International	35	—	—
Total income tax provision	$35	$—	$—

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.3	7.5	4.6
Federal tax credits	13.7	5.9	6.7
Other	(0.3)	0.8	—
Nondeductible permanent items	—	—	(1.2)
Stock-based compensation	(1.4)	(1.3)	(1.4)
Uncertain tax positions	2.0	(7.7)	—
Change in valuation allowance	(41.9)	(39.2)	(42.7)
Foreign rate differential	(7.4)	—	—
Provision for income taxes	—	—	—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$102,960	$61,503
Tax credits	78,324	33,881
Stock options	16,084	6,680
Accruals and reserves	10,039	2,541
Fixed assets and intangibles	3,014	4,442
Other	1,950	432
Total deferred tax assets	212,371	109,479
Valuation allowance	(212,371)	(109,479)
Net deferred tax assets	$—	$—

As of December 31, 2016 and 2015, the Company had approximately $315.5 million and $225.5 million of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030. As of December 31, 2016 and 2015, the Company had approximately $259.8 million and $255.0 million of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030.

As of December 31, 2016 and 2015, the Company had federal research tax credit carryforwards of approximately $2.5 million and $1.7 million available to reduce future tax liabilities that will begin to expire in 2030. As of December 31, 2016 and 2015, the Company had state research credit carryforwards of approximately $6.7 million and $4.3 million available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2016 and 2015, the Company had federal Orphan Drug Credits of approximately $84.3 million and $35.2 million available to reduce future tax liabilities that will begin to expire in 2031.

The Company’s ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations pursuant to Internal Revenue Code Sections 382 and 383 as a result of ownership changes in the past and future. As a result of ownership changes in 2012 and 2011, $3.6 million of federal net operating loss carryforwards, $3.6 million of state net operating loss carryforwards, and $0.2 million of federal tax credits are permanently limited. Deferred tax assets for net operating losses and tax credits have been reduced and a corresponding adjustment to the valuation allowance has been recorded.

The valuation allowance increased by $102.9 million and $58.1 million during the year ended December 31, 2016 and 2015, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$24,010	$7,275	$3,725
Additions based on tax positions related to current year	6,777	15,628	3,550
Additions for tax positions of prior years	877	5,505	—
Reductions for tax positions of prior years	(18,159)	(4,398)	—
Balance at end of year	$13,505	$24,010	$7,275

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2016 and 2015, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

It is our intention to reinvest the earnings of our non-U.S. subsidiaries in their operations.  As of December 31, 2016, the Company had not made a provision for U.S. income taxes or foreign withholding taxes on approximately $0.1 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon repatriation as dividends and under certain other circumstances. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount.

The Company files income tax returns in the U.S. federal, California, and other state tax jurisdictions. The federal and state income tax returns from inception to December 31, 2016 remain subject to examination.

10.       Commitments and Contingencies

Facilities

In December 2015, the Company entered into a lease agreement for office facilities in Brisbane, California, which provided for a tenant improvement allowance of up to $3.7 million. This operating lease commenced in May 2016 and expires 122 months after the commencement date. At the end of the lease term, the Company has the option to extend the lease for two additional consecutive terms of five years each. As provided in the lease agreement, monthly lease payments are subject to annual increases as defined in the lease agreement.

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

The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating lease. Rent expense was $3.3 million, $1.4 million, and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, the aggregate future minimum lease payments under the noncancelable operating lease arrangements and future payments under contractually binding manufacturing and service agreements are as follows (in thousands):

Year Ending December 31,	Leases	Manufacturing and Services
2017	$3,956	$1,956
2018	4,534	810
2019	3,553	265
2020	2,867	62
2021	2,346	—
Thereafter	11,446	—
	$28,702	$3,093

Contingencies

While there are no material legal proceedings the Company is aware of, the Company may become party to various claims and complaints arising in the ordinary course of business. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of these claims, and their resolution could be material to operating results for any particular period, depending upon the level of income for the period.

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

11.      Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(245,874)	$(145,618)	$(59,802)
Accretion and dividends on convertible preferred stock	—	—	(4,808)
Net loss attributable to common stockholders	$(245,874)	$(145,618)	$(64,610)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,586,908	36,782,603	28,755,758
Net loss per share attributable to common stockholders, basic and diluted	$(6.21)	$(3.96)	$(2.25)

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Convertible preferred stock	—	—	1,610,834
Options to purchase common stock and RSUs	4,699,111	3,368,507	2,582,444
Convertible preferred stock warrants	—	—	29,051
Employee stock purchase plan	7,933	—	—
Common stock warrants	149,700	195,762	318,666
	4,856,744	3,564,269	4,540,995

12.     Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Gain (Loss) on Securities Available-for-Sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2013	$11	$—	$11
Current period other comprehensive loss	(185)	—	(185)
December 31, 2014	(174)	—	(174)
Current period other comprehensive loss	(694)	—	(694)
December 31, 2015	(868)	—	(868)
Current period other comprehensive income	451	1,322	1,773
December 31, 2016	$(417)	$1,322	$905

13.     Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein (in thousands, except share and per share data):

	2016
	March 31,	June 30,	September 30,	December 31,
Revenue	$—	$17	$111	$5
Operating expenses	53,622	58,070	65,894	70,554
Net loss attributable to common stockholders	(52,757)	(56,923)	(64,907)	(71,287)
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(1.46)	$(1.64)	$(1.75)

	2015
	March 31,	June 30,	September 30,	December 31,
Operating expenses	$21,502	$30,142	$39,936	$56,158
Net loss attributable to common stockholders	(21,379)	(29,787)	(39,232)	(55,220)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.83)	$(1.03)	$(1.42)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.3	Warrant, dated as of June 30, 2010, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.3
4.4	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.6
4.5	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.7
10.1†	Collaboration and License Agreement, dated as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1

10.2	Amendment No. 1 to Collaboration and License Agreement, dated as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.3†	License Agreement, dated as of March 1, 2011, between Ultragenyx Pharmaceutical Inc. and Alcami Corporation (formerly known as AAIPharma Services Corp.)	S-1/A	12/23/2013	10.2
10.4†	License Agreement, dated as of September 20, 2012, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	S-1/A	12/23/2013	10.3
10.5†	Amendment to the License Agreement, dated as of March 22, 2013, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	S-1	11/8/2013	10.4
10.6†	Exclusive License Agreement, dated as of April 23, 2012, between Ultragenyx Pharmaceutical Inc. and HIBM Research Group	S-1	11/8/2013	10.5
10.7†	Collaboration and License Agreement, dated as of September 30, 2010, between Ultragenyx Pharmaceutical Inc. and Nobelpharma Co., Ltd.	S-1/A	12/23/2013	10.6

10.8†	First Amendment to the Collaboration and License Agreement, dated August 10, 2015, between Ultragenyx Pharmaceutical Inc. and Nobelpharma Co., Ltd.	10-Q	11/10/2015	10.1
10.9†	License Agreement, dated as of September 1, 2012, between Ultragenyx Pharmaceutical Inc. and St. Jude Children’s Research Hospital	S-1/A	12/23/2013	10.7

10.10	First Amendment to License Agreement, dated as of March 1, 2014, between Ultragenyx Pharmaceutical Inc. and St. Jude Children’s Research Hospital	10-Q	8/11/2014	10.1
10.11†	Exclusive License Agreement, dated as of November 22, 2010, between Ultragenyx Pharmaceutical Inc. and Saint Louis University	S-1/A	12/23/2013	10.8
10.12†	Supply Agreement, dated as of November 19, 2012, between Ultragenyx Pharmaceutical Inc. and CREMER OLEO GmbH & Co KG	S-1/A	12/23/2013	10.9
10.13†	Development and Clinical Supply Agreement, dated as of August 31, 2012, between Ultragenyx Pharmaceutical Inc. and Rentschler Biotechnologie GmbH	S-1	11/8/2013	10.10

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.14	Amendment 1 to the Development and Clinical Supply Agreement, effective as of November 4, 2014, by and between Ultragenyx Pharmaceutical Inc. and Rentschler Biotechnologie GmbH	10-K	3/27/2015	10.34
10.15†	License and Collaboration Agreement, dated June 6, 2016, by and between Ultragenyx Pharmaceutical Inc. and Takeda Pharmaceutical Company Limited	10-Q/A	12/12/2016	10.1
10.16†	Common Stock Purchase Agreement, dated as of June 6, 2016, between Ultragenyx Pharmaceutical Inc. and Takeda Pharmaceutical Company limited	10-Q/A	12/12/2016	10.2
10.17	Sales Agreement, dated as of July 1, 2016, between Ultragenyx Pharmaceutical Inc. and Cowen and Company, LLC	8-K	7/5/2016	1.1
10.18#	2011 Equity Incentive Plan (including forms of Stock Option Grant Notice and Stock Option Agreement thereunder)	S-1	11/8/2013	10.11
10.19#	Amendment to the 2011 Equity Incentive Plan	S-1	11/8/2013	10.12
10.20#	2014 Incentive Plan (as amended)				X
10.21#	Form of Incentive Stock Option Agreement	S-1/A	1/17/2014	10.14
10.22#	Form of Non Statutory Stock Option Agreement (Employees)	S-1/A	1/17/2014	10.15
10.23#	Form of Non Statutory Stock Option Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.3
10.24#	Form of Non-Statutory Stock Option Agreement (Directors)	S-1/A	1/17/2014	10.16
10.25#	Form of Restricted Stock Unit Agreement (Employees)	10-Q	5/10/2016	10.1
10.26#	Form of Restricted Stock Unit Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.2
10.27#	Form of Restricted Stock Unit Agreement (Directors)	S-1/A	1/17/2014	10.18
10.28#	2014 Employee Stock Purchase Plan (as amended)				X
10.29#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18

10.30#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2
10.31#	Offer Letter, dated as of October 31, 2011, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	S-1	11/8/2013	10.19

10.32#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.33#	Offer Letter, dated as of March 12, 2012, between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	S-1	11/8/2013	10.20

10.34#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	10-Q	8/11/2014	10.4

10.35#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3

10.36#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang				X

10.37#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.38#	Offer Letter, dated as of April 27, 2015, between Ultragenyx Pharmaceutical Inc. and Jayson Dallas, M.D.				X

10.39#	Addendum No. 1 to Offer of Employment, dated as of August 3, 2015, by and between Ultragenyx Pharmaceutical Inc. and Jayson Dallas, M.D.				X
10.40#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.41	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22

10.42	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34

10.43	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35

10.44	Addendum #3 to Standard Lease, effective as of February 12, 2014, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1

10.45	Addendum #4 to Standard Lease, effective as of March 9, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1

10.46	Addendum #5 to Standard Lease, effective as of April 7, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38
10.47	License and Services Agreement, dated as of September 24, 2010, between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Age Research	S-1	11/8/2013	10.23
10.48	Amendment No. 1 to License and Services Agreement, dated as of September 4, 2012, between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging	S-1	11/8/2013	10.24

10.49	Amendment No. 2 to License and Services Agreement, effective as of September 15, 2014, by and between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging	10-Q	11/10/2014	10.1

10.50	Amendment No. 3 to License and Services Agreement, effective September 21, 2015, between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging	10-Q	11/10/2015	10.3

10.51	Amendment No. 4 to License and Services Agreement, effective September 28, 2016, between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging				X

10.52	Lease Agreement between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc., dated as of December 8, 2015	10-K	2/26/2016	10.43
10.53#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this Annual Report)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
31.1

Certification of Chief Executive Officer of Ultragenyx Pharmaceutical Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
31.2

Certification of Chief Financial Officer of Ultragenyx Pharmaceutical Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
32.1*

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
*

The certification attached as Exhibit 32.1 that accompanies this Annual Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Ultragenyx Pharmaceutical Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.