Form 10-Q
period 2017-03-31
Ultragenyx Pharmaceutical Inc.
filed 2017-05-05
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☑     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☑   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☑

As of May 1, 2017, the registrant had 42,312,906 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the anticipated indications for our product candidates, if approved;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress, and results of future preclinical studies and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed under Part II, Item 1A. Risk Factors and discussed elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$159,501	$161,120
Short-term investments	265,689	219,028
Restricted cash	271	1,411
Prepaid expenses and other current assets	19,224	20,136
Total current assets	444,685	401,695
Property and equipment, net	16,517	17,055
Restricted cash	1,996	2,076
Long-term investments	80,862	117,963
Other assets	1,762	1,837
Total assets	$545,822	$540,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,345	$5,364
Accrued liabilities	42,773	54,554
Deferred rent—current portion	637	341
Total current liabilities	51,755	60,259
Other liabilities	5,589	6,393
Total liabilities	57,344	66,652
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of March 31, 2017 and
December 31, 2016	—	—
Common stock — 250,000,000 shares authorized; 42,273,429 and 41,240,230 shares issued
and outstanding as of March 31, 2017 and December 31, 2016, respectively	42	41
Additional paid-in capital	1,087,028	1,003,561
Accumulated other comprehensive income	231	905
Accumulated deficit	(598,823)	(530,533)
Total stockholders’ equity	488,478	473,974
Total liabilities and stockholders’ equity	$545,822	$540,626

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$51,269	$40,415
General and administrative	18,685	13,207
Total operating expenses	69,954	53,622
Loss from operations	(69,954)	(53,622)
Other income (expense), net:
Interest income	1,082	984
Other income (expense), net	582	(119)
Total other income (expense), net	1,664	865
Net loss	$(68,290)	$(52,757)
Net loss per share, basic and diluted	$(1.63)	$(1.35)
Shares used in computing net loss per share, basic and diluted	41,841,612	38,970,151

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(68,290)	$(52,757)
Other comprehensive income (loss):
Foreign currency translation adjustments	(648)	—
Unrealized gain (loss) on available-for-sale securities	(26)	960
Other comprehensive income (loss):	(674)	960
Total comprehensive loss	$(68,964)	$(51,797)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(68,290)	$(52,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,499	10,217
Amortization of premium on investment securities, net	549	1,828
Depreciation and amortization	1,161	544
Foreign currency remeasurement gain	(648)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	930	(4,028)
Other assets	75	(1,468)
Accounts payable	2,989	2,638
Accrued liabilities and other liabilities	(12,470)	(1,869)
Net cash used in operating activities	(61,205)	(44,895)
Investing activities:
Purchase of property and equipment	(485)	(1,477)
Purchase of investments	(87,527)	(118,130)
Proceeds from the sale of investments	12,415	11,494
Proceeds from maturities of investments	64,977	131,431
(Increase) decrease in restricted cash	1,220	(1,543)
Net cash provided by (used in) investing activities	(9,400)	21,775
Financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net	67,591	—
Proceeds from issuance of common stock from equity awards, net	1,378	314
Net cash provided by financing activities	68,969	314
Effect of exchange rate changes on cash	17	—
Net decrease in cash and cash equivalents	(1,619)	(22,806)
Cash and cash equivalents at beginning of period	161,120	93,569
Cash and cash equivalents at end of period	$159,501	$70,763

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. The Company has completed a Phase 3 study of recombinant human beta-glucuronidase (rhGUS) in patients with mucopolysaccharidosis 7 (MPS 7), a rare lysosomal storage disease, and is conducting a Phase 3 study of aceneuramic acid extended-release (Ace-ER) in patients with GNE myopathy, a progressive muscle-wasting disorder; Phase 2 and Phase 3 studies of burosumab (KRN23 or UX023), an antibody targeting fibroblast growth factor 23 (FGF23), in pediatric and adult patients with X-linked hypophosphatemia (XLH) and a Phase 2 study in tumor induced osteomalacia (TIO), both rare diseases that impair bone mineralization; a Phase 3 study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency, who are experiencing movement disorders; and a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy. The Company operates as one reportable segment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 17, 2017 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company has early adopted the new revenue standard as of January 1, 2017 using a full retrospective application to each prior reporting period presented. Through January 1, 2017, the

Company had recorded a cumulative inception to date total of $0.1 million of revenues. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year consolidated financial statements was required.

Product sales revenue

The Company recognizes revenue from sales of rhGUS (UX003) on a “named patient” basis, which is allowed in certain countries prior to the commercial approval of the product in the territory. Under ASC 606, revenue from product sales is recognized at the point in time when the product is shipped to the customer. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

License and collaboration revenue

The Company has license and collaboration agreements with Kyowa Hakko Kirin Co., Ltd. (KHK) and Takeda Pharmaceutical Company Limited (Takeda). The license and collaboration agreements are within the scope of ASC 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Funding received related to research and development services and pre-commercialization costs are classified as a reduction of research and development expenses and general and administrative expenses, respectively in the consolidated statement of operations because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. The Company adopted ASU 2016-09 as of January 1, 2017. On January 1, 2017, there was $19.7 million of cumulative unrecognized excess tax benefits which was fully offset by a corresponding increase in the valuation allowance. The adoption did not have any other impact on the Consolidated Financial Statements on the adoption date.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$114,551	$—	$—	$114,551
Corporate bonds	—	232,429	—	232,429
Commercial paper	—	13,958	—	13,958
Asset-backed securities	—	15,234	—	15,234
U.S. Government Treasury and agency securities	—	121,806	—	121,806
Total financial assets	$114,551	$383,427	$—	$497,978

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	—	207,726	—	207,726
Commercial paper	—	11,970	—	11,970
Asset-backed securities	—	27,713	—	27,713
U.S. Government Treasury and agency securities	—	111,931	—	111,931
Total financial assets	$123,536	$359,340	$—	$482,876

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$114,551	$—	$—	$114,551
Corporate bonds	232,549	29	(149)	232,429
Commercial paper	13,958	—	—	13,958
Asset-backed securities	15,241	—	(7)	15,234
U.S. Government Treasury and agency securities	122,122	—	(316)	121,806
Total	$498,421	$29	$(472)	$497,978

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	207,909	14	(197)	207,726
Commercial paper	11,970	—	—	11,970
Asset-backed securities	27,712	3	(2)	27,713
U.S. Government Treasury and agency securities	112,166	10	(245)	111,931
Total	$483,293	$27	$(444)	$482,876

At March 31, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at March 31, 2017 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Research and clinical study expenses	$14,459	$18,593
Payroll and related expenses	10,514	17,226
Repayment liability under collaboration agreement	13,063	13,650
Other	4,737	5,085
Total accrued liabilities	$42,773	$54,554

5.	License and Research Agreements

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KHK will collaborate on the development and commercialization of certain products containing burosumab in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union, Switzerland, and Turkey, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date; the Company will also be the lead party for core development activities conducted in Japan and Korea, for which the core development plan is limited to clinical trials mutually agreed to by the Company and KHK. The Company will share the costs for development activities in the profit share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KHK, and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. If burosumab is approved, the Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize burosumab in the European territory, and the Company will develop and commercialize burosumab in Latin America.

KHK will manufacture and supply burosumab for clinical use globally and will manufacture and supply burosumab for commercial use in the profit share territory and Latin America. The remaining profit or loss from commercializing products in the profit-share territory, until the applicable transition date, will be shared between the Company and KHK on a 50/50 basis. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range in the profit share territory. The Company will also be entitled to receive a royalty of up to 10% on net sales in the European territory. In Latin America, the Company will pay to KHK a low single-digit royalty on net sales.

The Company’s expenses were reduced by $7.4 million and $4.6 million for the three month periods ended March 31, 2017 and 2016, respectively, for its share of the costs as research and development and were reduced by $0.5 million and $0.3 million for the three month periods ended March 31, 2017 and 2016, respectively, for its share of the costs as general and administrative expenditures. As of March 31, 2017 and December 31, 2016, the Company had receivables in the amount of $7.9 million and $8.6 million, respectively, for this collaboration arrangement.

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

 In July 2016, the Company consummated a common stock purchase agreement, executed in conjunction with the collaboration and license agreement, whereby Takeda purchased 374,590 shares of the Company’s common stock for $40.0 million in cash. The fair market value of the common stock issued to Takeda was $27.3 million, based on the closing stock price of $72.95 on the date of issuance, resulting in a $12.7 million premium paid to the Company. The Company also received a put option to require Takeda to purchase an additional $25.0 million in shares of the Company’s common stock at the then-current 30-day volume-weighted average price (VWAP). The put option was exercised in October 2016, whereby Takeda purchased 352,530 shares of the Company’s common stock for $25.0 million in cash. Takeda is subject to a five-year standstill (subject to customary exceptions or release). The Company estimated the fair value of the put options to be $0.9 million and recorded the put options in additional paid-in capital. The valuation was performed using a Monte Carlo simulation approach using the term of the put options and an equity volatility of approximately 70%.

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

The research and license agreement and the stock purchase agreement are being accounted for as one arrangement because they were entered into at the same time with interrelated financial terms. The Company analogized to ASC 606 for the accounting for the arrangements. The Company concluded that there are multiple promised goods and services under the collaboration agreement, including obligations related to research and development services with respect to licensed products as well as committee participation, which were determined to represent distinct performance obligations. The total consideration received from Takeda was $14.3 million and was comprised of the $12.7 million premium on the sale of the common stock, the $0.9 million estimated fair value of the put options, and the $0.7 million estimated fair value of the pre-clinical compound.

The Company is responsible for the costs under the initial development plan, which is expected to be performed over a period of approximately one and a half years. A significant portion of this work is expected to be performed by Takeda which has an estimated cost of approximately $10.0 million to $15.5 million and is subject to changes as development activities are adjusted and cost estimates are refined. The Company concluded that the payment to Takeda is not in return for a distinct service that Takeda transfers to the Company, therefore, the payment made to Takeda is accounted for as a reduction in the transaction price. As of March 31, 2017, the Company concluded that the total amount of funding to be returned to Takeda for the development work is uncertain and therefore concluded that the transaction price should be fully constrained. The Company could not conclude it is probable that a significant reversal in the amount recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. When evaluating whether the transaction price should be constrained, the Company evaluated ASC 606-10-32-12 and noted its experience with similar types of contracts is limited, and the contract has a large number and broad range of possible consideration amounts. Therefore, the Company has noted that the qualitative factors in ASC 606-10-32-12 (c) and (e) are both met. Based on the high level of uncertainty in the amount of transaction price that is refundable to Takeda, the Company concluded that the transaction price should be fully constrained through March 31, 2017. Therefore, the total consideration received from Takeda of $14.3 million was recorded as a refund liability. The Company will continue to re-evaluate the application of the constraint to the transaction price at each reporting period end date. The accounting result under ASC 606 was consistent with the conclusions under the prior revenue recognition standard.

Once the transaction price is no longer constrained, any excess of the total consideration received over the repayment obligation to Takeda will be classified as a contract liability, allocated to the distinct performance obligations on a relative standalone selling price basis, and recognized as a reduction of research and development expenses over time by measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. The performance obligations are estimated to be substantially complete by March 2018. Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. As of March 31, 2017, the Company recorded a repayment liability under a collaboration agreement in the amount of $13.1 million. The Company acknowledges that the FASB added a project to its agenda in November 2016 to evaluate the interaction between ASC 808 and ASC 606 and some of the conclusions reached by the Company may change if new guidance is provided by FASB.

6.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2017, there were 1,892,354 shares reserved under the 2014 Plan for the future issuance of equity awards. The Company also had 1,844,853 shares reserved for the 2014 Employee Stock Purchase Plan, for which no shares had been issued.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$8,543	$6,575
General and administrative	5,956	3,642
Total stock-based compensation	$14,499	$10,217

7.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock and restricted stock units	5,303,718	4,041,073
Employee stock purchase plan	24,590	—
Common stock warrants	149,700	149,700
	5,478,008	4,190,773

8.	Equity Transactions

In July 2016, the Company entered into an At-The-Market, or ATM, sales agreement, with Cowen and Company, LLC (Cowen), whereby the Company could sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. During the three months ended March 31, 2017, the Company sold 912,351 shares of common stock, resulting in net proceeds of approximately $67.6 million, after commissions and other offering costs, which completed the sales of the total amount authorized in the agreement.

9.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended March 31, 2017
	Unrealized Gain (Loss) on Securities Available-for-Sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2016	$(417)	$1,322	$905
Current period other comprehensive loss	(26)	(648)	(674)
March 31, 2017	$(443)	$674	$231

	Three Months Ended March 31, 2016
	Unrealized Gain (Loss) on Securities Available-for-Sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2015	$(868)	$—	$(868)
Current period other comprehensive income	960	—	960
March 31, 2016	$92	$—	$92

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

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

Clinical Product Candidates

Our current clinical-stage pipeline consists of two product categories: biologics (including a monoclonal antibody and an enzyme replacement therapy) and small-molecule substrate replacement therapies. Enzymes are proteins that the body uses to process materials needed for normal cellular function, and substrates are the materials upon which enzymes act. When enzymes or substrates are missing, the body is unable to perform its normal cellular functions, often leading to significant clinical disease. Several of our therapies are intended to replace deficient enzymes or substrates.

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

Burosumab (KRN23 or UX023) is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing burosumab pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. We announced positive 64-week data from a Phase 2 study in pediatric patients in April 2016, and we have an ongoing Phase 3 pediatric study with data expected in 2018. We also announced positive topline data from a Phase 3 study in adult XLH patients in April 2017. In January 2017, we and Kyowa Kirin International PLC, a wholly owned subsidiary of KHK, announced that we filed a Marketing Authorization Application, or MAA, for the conditional marketing authorization of burosumab for the treatment of XLH based on the Phase 2 data, and that the EMA validated the application. An opinion from the Committee for Medicinal Products for Human Use, or CHMP, is expected by the end of 2017. We plan to submit a biologics license application, or BLA, to the FDA for burosumab in the second half of 2017. Based on discussions with the FDA, our understanding is that the pediatric Phase 3 study is currently not expected to be required for a U.S. filing. We continue to discuss the details of the planned submission with the FDA.

•

Burosumab is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We expect data from a Phase 2 study of burosumab in adult inoperable TIO patients in the second half of 2017.

•

Recombinant human beta-glucuronidase, or rhGUS or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. We announced positive 24-week data from a pivotal Phase 3 study in July 2016. Based on the positive Phase 3 results announced in July 2016, we met with the FDA and the EMA and are on track for US and EU regulatory filings in the first half of 2017.

Our substrate replacement therapy pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied in an open-label Phase 2 study for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD. LC-FAOD is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. We continue to plan for discussions with regulatory authorities regarding the Phase 3 study.

•

UX007 is also being studied for the treatment of glucose transporter type-1 deficiency syndrome, or Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder. Topline data from the Phase 2 seizure study, which we announced in the first quarter of 2017, indicated that the study did not meet the primary endpoint of reducing the frequency of the total number of observable and absence seizures among patients treated from baseline to Week 8 with UX007 compared to placebo. When evaluating seizure type independently, UX007 treatment did reduce absence seizures captured on EEG, but not observable seizures captured by diary. Based on these results, we are evaluating our plans in the seizure indication. We also screened the first patient in a Phase 3 study in movement disorders in April 2017. If positive, the movement disorder study could serve as the basis for regulatory submissions.

•

Aceneuramic acid extended-release, or Ace-ER or UX001, is an extended-release form of aceneuramic acid in a fully enrolled Phase 3 study for the treatment of GNE myopathy, a neuromuscular disorder that causes muscle weakness and wasting. Data from the Phase 3 study are expected in the second half of 2017.

The following table summarizes our current clinical-stage product candidate pipeline:

Recent program updates

Burosumab for the treatment of XLH

In April 2017, we announced positive 64-week data from a 52-patient pediatric Phase 2 randomized, multicenter, open-label, dose-finding study of burosumab for the treatment of XLH in children aged five to 12 years of age. Patients demonstrated increases in mean serum phosphorus, renal phosphate reabsorption (TmP/GFR) and serum 1,25 dihydroxy vitamin D levels through 64 weeks of treatment.

Rickets severity was assessed using the RSS scoring system. There was a statistically significant improvement in rickets scores in all groups at 64 weeks, with the greatest improvements in patients with higher baseline rickets scores (RSS ≥1.5) who received bi-weekly dosing of burosumab. Overall, patients (n=52) had a 51% reduction in RSS score (p < 0.0001). Patients with higher baseline rickets scores (n=34) had a 59% reduction in RSS score (p < 0.0001). Patients who were dosed bi-weekly (n=26) had a 58% reduction in RSS score (p < 0.0001). Patients with higher baseline rickets scores who were dosed bi-weekly (n=17) had a 62% reduction in RSS score (p < 0.0001). The change in the severity of rickets was assessed by the RGI-C score. Data show significant improvement in rickets in all groups at 64 weeks. Overall, all patients (n=52) experienced a mean improvement in RGI-C score of +1.57 (p< 0.0001) and those patients with higher baseline rickets scores (n=34) experienced a mean improvement of +1.98 (p< 0.0001). Within the higher severity subset, 77% (26/34) experienced substantial healing (score >2). Overall, all patients who were dosed bi-weekly (n=26) experienced a mean improvement in RGI-C score of +1.62 (p< 0.0001). Patients with higher baseline rickets scores who were dosed bi-weekly (n=17) showed a mean improvement of +2.08 (p< 0.0001) (substantial healing), 82% experienced substantial healing (score >2). Patients with higher baseline rickets scores showed more growth impairment (baseline height percentile= 5.84), and these patients demonstrated greater improvement in growth. Among all patients (n=52), growth velocity improved by a mean of +0.55 cm/year (p=0.0376), and there was 0.15 change in height z-score (p<0.0001). Patients with higher baseline rickets scores had a +0.86 cm/year improvement in growth velocity (p=0.0175) and a 0.17 change in height z-score (p=0.0016). Patients who were dosed bi-weekly (n=26) experienced a +0.73 cm/year change in growth velocity (p=0.0160) and a 0.18 change in height z-score (p=0.0002). Patients with higher baseline rickets scores who were dosed bi-weekly (n=17) had a +1.11 cm/year change in growth velocity (p=0.0076) and a 0.18 change in height z-score (p=0.0063).

Patients with walking impairment at baseline (defined by < 80% predicted normal walk distance in 6MWT) in the bi-weekly dosing group (n=14) achieved a mean increase of 85 meters (p<0.0001). Functional disability scores were measured with the Pediatric Orthopedic Society North America/Pediatric Outcome Data Collection Instrument (POSNA/PODCI). When evaluating the Global score of all five domains in those patients with substantial impairment at baseline (n= 28), defined as baseline scores < 40, or one standard deviation below the normalized score of 50), a mean improvement of +14.1 (p< 0.0001) was observed. Though the magnitude of these changes in functional measurements are substantial, any conclusions must be tempered by the fact that these data are from an uncontrolled, open-label study.

Approximately 65% of patients had injection site reactions, all of which were considered mild. There was one previously reported serious adverse event considered possibly treatment-related. This was a patient with fever and muscle pain who improved without complication and is still in the study. There have been no deaths or discontinuations from the study. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. None of the patients had serum phosphorus levels above the upper limit of normal at any time point. No clinically significant changes were observed in renal ultrasounds pre- and post-treatment.

In April 2017, we also announced interim 24-week data from a separate pediatric Phase 2 study in patients aged one to five years. The 64-week study is assessing the safety, pharmacodynamics, and efficacy of burosumab administered every 2 weeks at a starting dose of 0.8mg/kg, which can be increased to 1.2mg/kg at any time during the study. Patients demonstrated increases in mean serum phosphorus, and maintained levels in the low normal range through 24 weeks of treatment. Patients also demonstrated increases in serum 1,25 dihydroxy vitamin D levels, and significant decreases in alkaline phosphatase levels. Adverse events were consistent with what has been previously observed for burosumab for the treatment of XLH. Approximately 23% of patients had injection-site reactions, all of which were considered mild. There have been no deaths or discontinuations from the study.

In April 2017, we announced positive 24-week data from the randomized, double-blind, placebo-controlled Phase 3 study of burosumab in adults with X-linked hypophosphatemia (XLH). The study enrolled 134 patients, randomized 1:1 to burosumab at a dose of 1 mg/kg or placebo every four weeks for 24 weeks. The study met the primary endpoint of increasing serum phosphorus levels as 94% of patients treated with burosumab (n=68) achieved serum phosphorus levels above the lower limit of normal and maintained levels in the low normal range through 24 weeks, compared to 8% in the placebo arm (n=66; p<0.0001).

There were three pre-specified key secondary endpoints, including stiffness and physical function, both measured by the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC®), and pain measured by the Brief Pain Inventory Question 3 (BPI Q3; pain at its worst in the last 24 hours). At week 24, stiffness improved by a mean score of 7.87 points for patients treated with burosumab compared to a 0.25 point worsening among patients in the placebo group (mean difference of 8.12; p=0.0122). Physical function improved by 3.11 points for patients treated with burosumab compared to a 1.79 point worsening among patients in the placebo group (mean difference of 4.90 points; p=0.0478). Pain score improved by 0.79 for patients treated with burosumab compared to a 0.32 improvement among patients in the placebo group (mean score difference of 0.46 points; p=0.0919). Results were directionally consistent towards improvement across all three key secondary endpoints. After pre-planned multiplicity adjustment, the improvement in stiffness among patients treated with burosumab remained statistically significant at the less than the 0.0167 threshold, while physical function and pain scores demonstrated strong trends.

There was no difference in the overall frequency of treatment emergent adverse events, treatment related adverse events and serious adverse events between the two treatment groups. The most common (>10%) adverse events in patients treated with either burosumab or placebo were back pain (burosumab 15%, placebo 9%), nasopharyngitis (burosumab 13%, placebo 9%), tooth abscess (burosumab 13%, placebo 8%), injection site reactions (burosumab 12%, placebo 12%), headache (burosumab 12%, placebo 8%), restless legs syndrome (burosumab 12%, placebo 8%), dizziness (burosumab 10%, placebo 6%), nausea (burosumab 10%, placebo 9%), arthralgia (burosumab 9%, placebo 24%), pain in extremity (burosumab 7%, placebo 15%), and oropharyngeal pain (burosumab 2%, placebo 11%). There was no evidence of hypersensitivity reactions to injections. There were two serious adverse events in each treatment group, none of which were considered treatment-related. No differences between groups were observed in serum intact parathyroid hormone levels or ectopic mineralization as assessed by renal ultrasounds or echocardiograms. Of the 134 patients enrolled in the study, one patient in the burosumab arm discontinued treatment during the 24-week double-blind treatment period due to consent withdrawal. There have been no deaths in the study.

UX007 for the treatment of Glut1 DS

In March 2017, we announced topline data from the Phase 2 global, randomized, double-blind, placebo-controlled, parallel-group clinical study of UX007 for the treatment of Glut1DS patients with seizures. The study enrolled 36 patients who were not fully compliant with ketogenic diet and continued to have seizures. Patients treated with UX007 (n=25) demonstrated a reduction of 13.4% in overall seizure frequency (p=0.41) relative to placebo (n=11), which did not meet the primary endpoint of reducing the frequency of total number of observable and absence seizures among patients treated from baseline to Week 8 with UX007 compared to placebo. For the pre-specified secondary analysis of the primary endpoint, patients with absence seizures (n=19) demonstrated a 47.3% reduction (p=0.009) in seizure frequency after eight weeks of treatment with UX007, compared to baseline. While clinically significant, this did not meet the statistical significance threshold of 0.005 using the pre-defined multiplicity adjustment. Patients with observable seizures (n=17) demonstrated a 9.1% reduction (p=0.29) in seizure frequency following treatment. Among UX007 treated patients with any absence seizures (with or without observable seizures; n=19), 42% were responders (50% or greater reduction in seizure frequency). Of those with absence seizures on EEG at baseline (n=10), 80% were responders. Of the patients who had absence seizures as determined by EEG (without observable seizures; n=8), 88% were responders and no patients were assigned to placebo. There was no difference in cognitive function as assessed by CANTAB in patients treated with UX007 compared to placebo. Two of the 36 enrolled patients discontinued treatment during the eight-week placebo-controlled period, and 12 patients have discontinued during the extension period to date. Two patients discontinued due to adverse events, four patients due to tolerability reasons, and eight patients due to compliance or study burden issues. There were no deaths, and no treatment-related serious adverse events. During the placebo-controlled period, 18 patients (72%) in the UX007 arm had treatment-related adverse events (AEs) and five patients (45%) in the placebo arm had treatment-related AEs. Most AEs were mild-to-moderate GI events including vomiting, diarrhea, and abdominal pain. Some gastrointestinal events were managed by adjusting dosing or dosing with food. Based on these data, we are continuing to evaluate our plans in the seizure indication.

In April 2017, we screened the first patient in the Phase 3 study of UX007 for the treatment of Glut1 DS patients with the movement disorder phenotype. The study is a randomized, double-blind, placebo-controlled, cross-over study designed to assess the efficacy and safety of UX007 in approximately 40 patients who are experiencing disabling paroxysmal movement disorders associated with Glut1 DS. Movement disorder events are defined as disabling if they affect or limit a patient's ability to perform activities of daily living. Eligible patients are randomized in a 1:1 ratio to one of two treatment sequences. Patients in the first group will begin a two-week titration period followed by an eight-week treatment period on UX007. Patients will then begin a 2-week washout period, followed by a 2-week titration period and 8-week period on placebo. Patients in the second group will follow the same schedule but will start with placebo and then cross over to UX007. The primary endpoint compares the frequency of disabling paroxysmal movement disorder events during the 8-week treatment period with UX007, to the frequency of disabling movement disorder events during the 8-week placebo treatment period as recorded by a daily electronic diary. Secondary endpoints include the duration of disabling paroxysmal movement disorder events; walking capacity and endurance measured by the 12-minute walk test; patient-reported health-related quality of life assessments of physical function, mobility, upper extremity function, fatigue and pain; cognitive function and safety. Following the 22-week blinded crossover study period, patients may roll into the open-label extension period to continue on UX007 treatment.

Preclinical Pipeline

rhPPCA (UX004) for the treatment of galactosialidosis

Recombinant human protective protein cathepsin-A, or rhPPCA, which we in-licensed from St. Jude Children’s Research Hospital, or St. Jude, in September 2012, is in preclinical development as an enzyme replacement therapy for galactosialidosis, a rare lysosomal storage disease for which there are no currently approved drug therapies. Similar to MPS patients, patients with galactosialidosis present with both soft tissue storage in the liver, spleen, and other tissues, as well as connective tissue (bone and cartilage) related disease. As with MPS 7, an enzyme deficiency results in accumulation of substrates in the lysosomes, causing skeletal and organ dysfunction, and death. We are continuing preclinical development of rhPPCA. Please see “—License and Collaboration Agreements—St. Jude Children’s Research Hospital” in our Annual Report for a description of our license agreement with St. Jude.

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

Collaboration with Takeda Pharmaceutical Company Limited

We entered into a strategic partnership with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize therapies to treat rare genetic diseases in June 2016. As part of the collaboration, we received an exclusive license to one preclinical Takeda product candidate in a pre-determined field of use, and we have an exclusive option to co-develop and co-commercialize the product candidate in additional therapeutic areas. We have also established a five-year research collaboration with Takeda in which we will have the option to license up to five additional Takeda product candidates for rare diseases.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $68.3 million and $52.8 million for the three months ended March 31, 2017 and 2016, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016:

Research and Development Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2017	2016	Change	Change
Development candidate:
burosumab	$9,694	$6,743	$2,951	44%
rhGUS	8,426	7,085	1,341	19%
UX007	10,743	9,119	1,624	18%
Ace-ER	6,237	7,797	(1,560)	-20%
Other research costs and preclinical costs	16,169	9,671	6,498	67%
Total research and development expenses	$51,269	$40,415	$10,854	27%

Research and development expenses increased $10.9 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase in research and development expenses shown above is primarily due to:

•

for burosumab, an increase of $3.0 million for the three months ended March 31, 2017 related to the continued development of our clinical program, the enrollment of our Phase 3 adult and pediatric studies, and other development planning and regulatory activities, net of KHK reimbursement;

•	for rhGUS, an increase of $1.3 million for the three months ended March 31, 2017 related to regulatory filing preparation costs and the timing of manufacturing-related costs;
•

for UX007, an increase of $1.6 million for the three months ended March 31, 2017 primarily related to the initiation of our Phase 3 movement disorder study and support of investigator-sponsored studies across multiple diseases;

•

for Ace-ER, a net decrease of $1.6 million for the three months ended March 31, 2017 primarily related to the timing of manufacturing-related expenses, net of increases for the continued development of our clinical program and the enrollment of our Phase 3 study; and

•

an increase of $6.5 million for the three months ended March 31, 2017 in other research and development costs including expenses in support of our clinical product candidate pipeline, expenses related to our research stage programs and research collaborations, and certain cost allocations, including stock compensation.

We expect our research and development expenses to increase in the future as we advance our product candidates through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs, and any costs associated with the advancement of our preclinical programs.

General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2017	2016	Change	Change
General and administrative	$18,685	$13,207	$5,478	41%

General and administrative expenses increased $5.5 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in the number of employees in support of our activities.

We expect general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2017	2016	Change	Change
Interest income	$1,082	$984	$98	10%

Interest income increased $0.1 million for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase in investment yields on our invested funds.

Other Income (Expense), net (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2017	2016	Change	Change
Other income (expense), net	$582	$(119)	$701	*
* not meaningful

Other income (expense), net increased $0.7 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to the fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with net proceeds from our equity financings and equity sales pursuant to our collaboration and license agreements. As of March 31, 2017, we had $506.1 million in available cash, cash equivalents, and investments. Our cash, cash equivalents and investments are held in a variety of interest-bearing accounts, corporate debt securities, asset-backed securities, U.S government securities, and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(61,205)	$(44,895)
Cash provided by (used in) investing activities	(9,400)	21,775
Cash provided by financing activities	68,969	314
Effect of exchange rate changes	17	—
Net decrease in cash and cash equivalents	$(1,619)	$(22,806)

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

Cash used in operating activities for the three months ended March 31, 2017 was $61.2 million and reflected a net loss of $68.3 million, offset by non-cash charges of $14.5 million for stock-based compensation, $0.5 million for the amortization of premium paid on purchased investments, and $1.2 million for depreciation and amortization. There was also $0.6 million for a foreign currency remeasurement gain due to an intercompany transaction exposure increase and the strengthening of the respective foreign exchange rates. Cash used in operating activities also reflected a $0.9 million decrease in prepaid expenses and other current assets primarily due to decreases in receivables, prepaid manufacturing and a prepayment related to collaboration activities offset by increases in prepaid insurance and subscriptions, a $3.0 million increase in accounts payable primarily due to the timing of payments and receipt of invoices, offset by a $12.5 million decrease in accrued expenses and other liabilities primarily as a result of a decrease in accrued bonus due to the payout of the 2016 annual bonus and accrued expenses due to the receipt of invoices.

Cash used in operating activities for the three months ended March 31, 2016 was $44.9 million and reflected a net loss of $52.8 million, offset by non-cash charges of $10.2 million for stock-based compensation, $1.8 million for the amortization of premium paid on purchased investments, and $0.5 million for depreciation and amortization. Cash used in operating activities also reflected a $4.0 million increase in prepaid expenses and other current assets primarily due to an increase in prepaids and other current assets for contract research organization, or CRO, other prepaid clinical costs, and prepaid subscriptions which were partially offset by a decrease in interest receivables. There was also a $1.5 million increase in other assets primarily due to prepaid leasehold improvements, equipment and office furniture, a $2.6 million increase in accounts payable primarily due to higher collaboration and research costs, and a $1.9 million decrease in accrued expenses and other liabilities as a result of the payment of employee bonuses, offset by an increase in clinical study, manufacturing, and related costs as we continued to increase our research and development activities.

Cash Provided by or Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2017 was $9.4 million and related to purchases of investments of $87.5 million and purchases of property and equipment of $0.5 million, offset by proceeds from maturities of investments of $65.0 million, the sale of investments of $12.4 million, and a decrease of $1.2 million in restricted cash related to line of credit reductions under our current lease agreements.

Cash provided by investing activities for the three months ended March 31, 2016 was $21.8 million and related to purchases of investments of $118.1 million, purchases of property and equipment of $1.5 million, and an increase of $1.5 million in restricted cash for the expansion of the space under our current lease agreement, offset by proceeds from maturities of investments of $131.4 million and the sale of investments of $11.5 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $69.0 million and was comprised of $67.6 million from the sale of common stock in our ATM offering, and $1.4 million in net proceeds from the issuance of common stock upon the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2016 was $0.3 million and was comprised of net proceeds from the issuance of common stock upon the exercise of stock options.

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

We expect to satisfy future cash needs through existing capital balances and through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations and strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at March 31, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$4,470	$7,675	$5,099	$10,854	$28,098
Manufacturing and Services Contracts	5,594	3,758	41	—	9,393
Total	$10,064	$11,433	$5,140	$10,854	$37,491

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2017, we had cash, cash equivalents, and investments totaling $506.1 million which includes bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements.  Our primary exposure to currency risk is related to intercompany balances with our foreign subsidiaries, resulting in the foreign currency translation gains and losses generated on the remeasurement of our intercompany balances with our foreign subsidiaries, which are reported in other income (expense), net. The amount is largely offset by the translation gains (losses) reported in other comprehensive income (loss), resulting in immaterial impact on stockholders’ equity. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2017. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $68.3 million and $52.8 million for the three months ended March 31, 2017 and 2016, respectively.

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

We have no products approved for commercialization and have not generated any significant revenue from product sales. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating significant revenue from product sales in the near future. Our ability to generate substantial future revenue from product sales, including named patient sales, and to potentially be profitable depends heavily on our success in many areas, including but not limited to:

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the approved indication(s), the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. For example, the development of burosumab, rhGUS, and UX007 is an important part of our current business strategy; if we are unable to obtain regulatory approval for the target product profile, our business may suffer.

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

As of March 31, 2017, our available cash, cash equivalents, and investments were $506.1 million. We will likely require additional capital to obtain regulatory approval for, and to commercialize all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies for burosumab, rhGUS, UX007, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. For example, efficacy results from our Phase 2 study of UX007 in Glut1 DS patients with seizures did not meet the primary endpoint of reducing the frequency of total number of observable and absence seizures among patients treated from baseline to week 8 with UX007 compared to placebo. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. For example, for our Glut1 DS Phase 3 clinical trial, we have proposed utilizing a patient diary to track movement disorder events. Based on FDA feedback expressing concern about the clinical meaningfulness of all such events tracked, we modified the clinical endpoint. Even so, there is no guarantee that these modifications to the endpoint will be acceptable to the FDA. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Scenarios that may prevent successful or timely completion of clinical development include but are not limited to:

•

delays or failures in generating sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of human clinical studies or filings for regulatory approval;

•	delays or failures in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with contract research organizations, or CROs, clinical study sites, and other clinical trial-related vendors;
•	failure or delays in obtaining required regulatory agency approval and/or IRB or EC approval at each clinical study site or in certain countries;
•	failure to correctly design clinical studies at initiation, which may result in those studies failing to meet their endpoints;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs or ECs and/or regulatory agencies to proceed with clinical studies;
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

Each of our product candidates is in development and will require additional clinical development; management of nonclinical, clinical, and manufacturing activities; regulatory approval; obtaining adequate manufacturing supply; building a commercial organization; significant marketing efforts; and reimbursement before we generate any significant revenue from commercial product sales, if ever. We have multiple programs that are currently in clinical studies. Three of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For burosumab, we filed for conditional marketing authorization in the EU in late 2016 based on Phase 1/2 and Phase 2 data. This is our second application for regulatory approval of an investigational drug. There can be no assurance that we will be able to secure approval with the current filing, for the specified indications, or within projected time periods. For example, in November 2016, we withdrew our first filing application for regulatory approval that sought conditional marketing authorization in the EU for Ace-ER based on feedback received during the CHMP meeting indicating that the Phase 2 study was encouraging but did not provide a sufficient amount of evidence to support an approval at that time. Even if we obtain conditional approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies could be required and could fail to demonstrate sufficient safety and efficacy to obtain full approval.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For our current product candidates:

•	we estimate that several thousand patients in the United States suffer from XLH, for which burosumab is being studied;
•	we estimate that several hundred patients in the United States suffer from TIO, for which burosumab is being studied;

•	we estimate that up to approximately 200 patients in the developed world may suffer from MPS 7, for which rhGUS is being studied;
•	we estimate that several thousand patients in the United States suffer from LC-FAOD, for which UX007 is being studied;
•	we estimate that several thousand patients in the United States suffer from Glut1 DS, for which UX007 is being studied; and
•	we estimate that approximately 2,000 patients in the developed world suffer from GNE myopathy, for which Ace-ER is being studied.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Some of our product candidates are in the early stages of development and the safety profile has not been established. For example, in completed Phase 1, four-month Phase 1/2, and long-term twelve-month Phase 1/2 studies, adult patients treated with burosumab experienced drug-related side effects including injection site reaction, arthralgia, diarrhea, restless legs syndrome, injection site erythema, injection site pain, upper abdominal pain, headache, and decreased neutrophil count. Most of these adverse events were mild and no treatment-related serious adverse events were observed. In interim Phase 2 data in pediatric patients, the most common treatment-related adverse event by preferred term was injection site reaction. There were no deaths and there was one serious adverse event of fever and muscle pain in a patient that was considered possibly treatment-related. In a completed Phase 2 study, LC-FAOD patients treated with UX007 experienced treatment-related adverse events, the most common of which were diarrhea, abdominal/gastrointestinal pain and vomiting. There were no deaths, but there was one treatment-related serious adverse event of moderate gastroenteritis with vomiting. In a completed Phase 2 seizure study, Glut1 DS patients with seizures treated with UX007 experienced treatment-related adverse events, the most common of which were vomiting, diarrhea, and abdominal pain. There were no deaths, and no treatment-related serious adverse events. In a completed Phase 2 study, patients treated with Ace-ER experienced adverse events, the most common of which were gastrointestinal in nature and pain related to muscle biopsy procedures. No serious adverse events were observed. Additionally, in a completed Phase 3 study, patients treated with UX003 experienced treatment emergent adverse events, including infusion associated reactions, or IARs. Two patients experienced hypersensitivity type IARs, including a Grade 3 treatment-related anaphylactoid serious adverse event caused by an infusion rate error and mild fever and diaphoresis. There were no deaths. Enzyme replacement therapies, like UX003, have been associated with infusion-associated reactions due to developing an allergy to the product, which can cause rashes, pain, significant clinical disease, or even death. Future product candidates may also cause these or similar side effects as development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

We are dependent on KHK for the clinical and commercial supply of burosumab for all major markets and for the development and commercialization of burosumab in certain major markets, and KHK’s failure to provide an adequate supply of burosumab or to commercialize burosumab in those markets could result in a material adverse effect on our business and operating results.

Under our agreement with KHK, KHK has the sole right to commercialize burosumab in Europe and, at a specified time, in the United States and Canada, subject to a limited promotion right we retained. Our development partnership with KHK may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•

KHK has no obligation under our agreement to use diligent efforts to commercialize burosumab in Europe. The timing and amount of any royalty payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources, and successful commercialization of burosumab by KHK in Europe. Additionally, if KHK were to decide not to commercialize burosumab in Europe, and we nevertheless wished to commercialize burosumab in Europe, we would need to renegotiate with KHK certain terms of our agreement, which we may be unable to do on reasonable terms in a timely manner, or at all;

•

the timing and amount of any royalty payments we may receive under our agreement with KHK will depend on, among other things, the efforts, allocation of resources, and successful commercialization of burosumab by KHK in the United States and Canada under our agreement;

•	KHK may change the focus of its commercialization efforts or pursue higher-priority programs;
•

KHK may fail to manufacture or supply sufficient drug product of burosumab in compliance with applicable laws and regulations or otherwise for our development and clinical use, which could result in program delays;

•

KHK may fail to manufacture or supply sufficient drug product of burosumab in compliance with applicable laws and regulations or otherwise for our commercial use, if approved, which could result in lost revenue;

•

KHK may elect to develop and commercialize burosumab indications with a larger market than XLH and at a lower price, thereby reducing the profit margin on sales of burosumab for any orphan indications, including XLH;

•	if KHK were to breach or terminate the agreement with us, we would no longer have any rights to develop or commercialize burosumab or such rights would be limited to non-terminated countries;
•	KHK may terminate its agreement with us, adversely affecting our potential revenue from licensed products; and
•	the timing and amounts of expense reimbursement that we may receive are uncertain, and the total expenses for which we are obligated to reimburse KHK may be greater than anticipated.

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

We acquire most of the drug substances and drug products for our product candidates from single sources. The drug substance and drug product for burosumab are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for rhGUS are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo GmbH, or IOI Oleo, pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by Alcami pursuant to our license agreement and accompanying purchase orders with Alcami. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

The actions of distributors could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors could adversely affect our revenues, financial condition, or results of operations

We intend to rely on commercial distributors for a considerable portion of our product sales and we expect such sales to be concentrated within a small number of distributors. The financial failure of any of these distributors could adversely affect our revenues, financial condition or results of operations. Our revenues, financial condition or results of operations may also be affected by fluctuations in distributor buying or distribution patterns. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, our Phase 2 study of UX007 in LC-FAOD enrolled patients with more severe disease. In addition, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of burosumab in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

Additionally, the cost to us for the supply of our product candidates manufactured by such third parties may be high and could limit our profitability, even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our product candidates in a compliant and timely manner. Furthermore, KHK is our sole supplier of commercial quantities of burosumab. The supply price to us for commercial sales of burosumab, which will be determined on a fixed double-digit percentage of net sales, will be higher than the typical cost of goods sold by companies focused on rare diseases.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and vitamin D therapy, which may compete with burosumab. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with UX007. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with UX007. Additionally, we are aware of a program at the National Institutes of Health that is investigating the use of another metabolite in the sialic acid pathway, ManNAc, for the treatment of GNE myopathy, which could compete with Ace-ER. Data from a Phase 2 study of ManNAc for the treatment of GNE myopathy was presented at the 2016 International Congress of the World Muscle Society. The intellectual property rights for ManNAc are licensed to Escala Therapeutics, a subsidiary of Fortress Biotech, Inc., which acquired the rights from a company in New Zealand that manufactures ManNAc. Escala has received orphan designation for ManNAc in the United States and Europe for GNEM. ManNAc may have a potential advantage over Ace-ER in that it is not a charged molecule like sialic acid, which might improve ManNAc’s distribution and uptake. MAnNac is also available for purchase from chemical supply and other companies, which may compete with Ace-ER. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

Although we have a number of patents or applications covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, there are no issued patents and very limited pending applications for burosumab in Latin America, where we have rights to commercialize the compound. Therefore, a competitor could develop the same antibody or a similar antibody as well as other approaches that target FGF23. Additionally, there are currently no issued patents that cover the rhPPCA composition of matter or the use of rhPPCA for the treatment of galactosialidosis. Therefore, it is possible that a competitor could develop the same enzyme or a similar enzyme with respect to rhPPCA and its use in the treatment of galactosialidosis, subject to any regulatory exclusivities. With respect to Ace-ER, none of the patents or applications relating to Ace-ER cover the sialic acid composition of matter. Therefore, it is possible that a competitor could develop the same or similar molecule. If we cannot obtain and maintain effective patent rights for our product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for burosumab, rhGUS, UX007, and Ace-ER, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of burosumab, rhGUS, and rhPPCA.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to burosumab, rhGUS, and rhPPCA. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. Moreover, it is not known whether the BPCI Act will survive in whole or in part if the Affordable Care Act is repealed. As a result, its ultimate impact, implementation, meaning, and long-term existence are subject to uncertainty. Elimination or modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for burosumab, rhGUS, and rhPPCA.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License and Collaboration Agreements” in our Annual Report for a description of our license agreements with KHK, Baylor Research Institute, Nobelpharma, Alcami, HIBM Research Group, Saint Louis University, St. Jude Children’s Research Hospital and Takeda Pharmaceutical Company Limited, which include descriptions of the termination provisions of these agreements.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States, as well as for UX007 for the treatment of Glut1 DS, burosumab, rhGUS, and Ace-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed field marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate are described under “Business—Government Regulation” in our Annual Report. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States, and in other circumstances these requirements may be more stringent in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition and our reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results, financial condition, and our reputation.

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

Our corporate headquarters and laboratory are located in the San Francisco Bay Area, and our collaboration partner for burosumab, KHK, is located in Japan, which have both in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaborators, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

We may acquire other companies or products or engage in strategic transactions, which could divert our management’s attention and cause us to incur various costs and expenses.

We may acquire or invest in businesses or products that we believe could complement or expand our business or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of management and may cause us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in entering into an agreement for such transactions.

In addition, we may receive inquiries relating to potential strategic transactions, including collaborations, licenses, and acquisitions. Such potential transactions may divert the attention of management and may cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

Litigation may substantially increase our costs and harm our business.

We may become party to lawsuits in the future, including, without limitation, actions and proceedings in the ordinary course of business relating to our stockholders, intellectual property, and employment matters, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

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

•	the perception of limited market sizes or pricing for our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	the perception of the pharmaceutical industry’s approach to drug pricing;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2017, 1,892,354 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2017, 1,844,853 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees to us or to our stockholders, (3) any action asserting a claim against us arising under the Delaware General Corporation Law or under our amended and restated certificate of incorporation or bylaws, or (4) any action against us asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is furnished to, and not deemed filed with, the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 4, 2017	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: May 4, 2017	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2017	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Vice President and Corporate Controller (Principal Accounting Officer)