Form 10-Q
period 2017-06-30
Ultragenyx Pharmaceutical Inc.
filed 2017-07-28
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

As of July 24, 2017, the registrant had 42,458,458 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the anticipated indications for our product candidates, if approved;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress, and results of ongoing and future preclinical and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

This Quarterly Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from, or derived such data based on information in, reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$90,751	$161,120
Short-term investments	308,897	219,028
Restricted cash	461	1,411
Prepaid expenses and other current assets	19,685	20,136
Total current assets	419,794	401,695
Property and equipment, net	16,405	17,055
Restricted cash	1,805	2,076
Long-term investments	57,802	117,963
Other assets	1,736	1,837
Total assets	$497,542	$540,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,876	$5,364
Accrued liabilities	50,130	54,554
Deferred rent—current portion	669	341
Total current liabilities	62,675	60,259
Other liabilities	5,414	6,393
Total liabilities	68,089	66,652
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of June 30, 2017 and
December 31, 2016	—	—
Common stock — 250,000,000 shares authorized; 42,428,124 and 41,240,230 shares issued
and outstanding as of June 30, 2017 and December 31, 2016, respectively	42	41
Additional paid-in capital	1,105,348	1,003,561
Accumulated other comprehensive income (loss)	(4,223)	905
Accumulated deficit	(671,714)	(530,533)
Total stockholders’ equity	429,453	473,974
Total liabilities and stockholders’ equity	$497,542	$540,626

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$17	$—	$17
Operating expenses:
Research and development	58,436	43,332	109,705	83,747
General and administrative	20,005	14,738	38,690	27,945
Total operating expenses	78,441	58,070	148,395	111,692
Loss from operations	(78,441)	(58,053)	(148,395)	(111,675)
Other income (expense), net:
Interest income	1,151	971	2,233	1,955
Other income (expense), net	4,413	159	4,995	40
Total other income (expense), net	5,564	1,130	7,228	1,995
Loss before income taxes	(72,877)	(56,923)	(141,167)	(109,680)
Income tax provision	(14)	—	(14)	—
Net loss	$(72,891)	$(56,923)	$(141,181)	$(109,680)
Net loss per share, basic and diluted	$(1.72)	$(1.46)	$(3.35)	$(2.81)
Shares used in computing net loss per share, basic and diluted	42,346,830	39,028,701	42,095,750	38,999,439

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(72,891)	$(56,923)	$(141,181)	$(109,680)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,403)	11	(5,051)	11
Unrealized gain (loss) on available-for-sale securities	(51)	149	(77)	1,109
Other comprehensive income (loss):	(4,454)	160	(5,128)	1,120
Total comprehensive loss	$(77,345)	$(56,763)	$(146,309)	$(108,560)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(141,181)	$(109,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	31,293	21,077
Amortization of premium on investment securities, net	1,051	3,215
Depreciation and amortization	2,216	1,236
Foreign currency remeasurement gain	(4,604)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	469	(4,554)
Other assets	101	(851)
Accounts payable	6,353	2,825
Accrued liabilities and other liabilities	(5,725)	2,182
Net cash used in operating activities	(110,027)	(84,550)
Investing activities:
Purchase of property and equipment	(861)	(6,521)
Purchase of investments	(207,208)	(223,123)
Proceeds from the sale of investments	21,642	54,332
Proceeds from maturities of investments	154,730	222,616
(Increase) decrease in restricted cash	1,221	(1,543)
Net cash provided by (used in) investing activities	(30,476)	45,761
Financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net	67,616	—
Proceeds from issuance of common stock from equity awards, net	2,879	289
Net cash provided by financing activities	70,495	289
Effect of exchange rate changes on cash	(361)	—
Net decrease in cash and cash equivalents	(70,369)	(38,500)
Cash and cash equivalents at beginning of period	161,120	93,569
Cash and cash equivalents at end of period	$90,751	$55,069

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. The Company has completed a Phase 3 study of vestronidase alpha (recombinant human beta-glucuronidase or rhGUS) in patients with mucopolysaccharidosis 7 (MPS 7), a rare lysosomal storage disease, and is conducting a Phase 3 study of aceneuramic acid extended-release (Ace-ER) in patients with GNE myopathy, a progressive muscle-wasting disorder; Phase 2 and Phase 3 studies of burosumab (KRN23 or UX023), an antibody targeting fibroblast growth factor 23 (FGF23), in pediatric and adult patients with X-linked hypophosphatemia (XLH) and a Phase 2 study in tumor induced osteomalacia (TIO), both rare diseases that impair bone mineralization; a Phase 3 study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency, who are experiencing movement disorders; and a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy. The Company operates as one reportable segment.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Product sales revenue

The Company recognizes revenue from sales of vestronidase alpha (UX003) on a “named patient” basis, which is allowed in certain countries prior to the commercial approval of the product in the territory. Under ASC 606, revenue from product sales is recognized at the point in time when the product is shipped to the customer. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$75,956	$—	$—	$75,956
Corporate bonds	—	153,928	—	153,928
Commercial paper	—	5,984	—	5,984
Asset-backed securities	—	6,001	—	6,001
U.S. Government Treasury and agency securities	—	200,786	—	200,786
Total financial assets	$75,956	$366,699	$—	$442,655

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	—	207,726	—	207,726
Commercial paper	—	11,970	—	11,970
Asset-backed securities	—	27,713	—	27,713
U.S. Government Treasury and agency securities	—	111,931	—	111,931
Total financial assets	$123,536	$359,340	$—	$482,876

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$75,956	$—	$—	$75,956
Corporate bonds	154,039	13	(124)	153,928
Commercial paper	5,984	—	—	5,984
Asset-backed securities	6,002	—	(1)	6,001
U.S. Government Treasury and agency securities	201,168	—	(382)	200,786
Total	$443,149	$13	$(507)	$442,655

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	207,909	14	(197)	207,726
Commercial paper	11,970	—	—	11,970
Asset-backed securities	27,712	3	(2)	27,713
U.S. Government Treasury and agency securities	112,166	10	(245)	111,931
Total	$483,293	$27	$(444)	$482,876

At June 30, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at June 30, 2017 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Research and clinical study expenses	$17,461	$18,593
Payroll and related expenses	15,396	17,226
Repayment and contract liability under collaboration agreement	11,205	13,650
Other	6,068	5,085
Total accrued liabilities	$50,130	$54,554

5.	License and Research Agreements

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KHK will collaborate on the development and commercialization of certain products containing burosumab in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union and Switzerland, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date; the Company will also be the lead party for core development activities conducted in Japan and Korea, for which the core development plan is limited to clinical trials mutually agreed to by the Company and KHK. The Company will share the costs for development activities in the profit share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KHK, and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. If burosumab is approved, the Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date and KHK will commercialize burosumab in the European territory. The Company will develop and commercialize burosumab in Latin America.

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

In May 2017, Ultragenyx signed an agreement with a wholly-owned subsidiary of KHK pursuant to which Ultragenyx was granted the right to commercialize burosumab in Turkey. KHK’s subsidiary has the option to assume responsibility for commercialization efforts from Ultragenyx, after a certain minimum period.

The Company’s expenses were reduced by $7.9 million and $5.9 million for the three months ended June 30, 2017 and 2016, and $15.3 million and $10.5 million for the six months ended June 30, 2017 and 2016, respectively, for KHK’s share of the research and development expenses and were reduced by $0.6 million and $0.2 million for the three months ended June 30, 2017 and 2016, and $1.1 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, for KHK’s share of the general and administrative expenses. As of June 30, 2017 and December 31, 2016, the Company had receivables in the amount of $8.5 million and $8.6 million, respectively, for this collaboration arrangement.

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

The Company is responsible for the costs under the initial development plan. A significant portion of this work is expected to be performed by Takeda which has an estimated cost of approximately $10.0 million to $13.7 million and is subject to changes as development activities are adjusted and cost estimates are refined. The Company concluded that the payment to Takeda is not in return for a distinct service that Takeda transfers to the Company, therefore, the payment made to Takeda is accounted for as a reduction in the transaction price. As of June 30, 2017, the Company concluded that $0.6 million of the estimated transaction price should not be constrained because it is probable that a significant reversal in the amount to be recognized will not occur. The unconstrained transaction price was allocated to the distinct performance obligations on a relative standalone selling price basis, and $0.3 million was recognized as a reduction of research and development expenses by measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. The performance obligations are estimated to be substantially complete by March 2018.

Based on the high level of uncertainty in the amount of transaction price that is refundable to Takeda, the Company concluded that the remaining transaction price should continue to be constrained as of June 30, 2017. The Company will continue to re-evaluate the application of the constraint to the transaction price at each reporting period end date.

Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. As of June 30, 2017, the Company recorded a repayment liability under a collaboration agreement in the amount of $12.5 million and a contract liability in the amount of $0.3 million. The Company acknowledges that the FASB added a project to its agenda in November 2016 to evaluate the interaction between ASC 808 and ASC 606, which may result in changes to the conclusions reached by the Company if new guidance is issued by the FASB.

6.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of June 30, 2017, there were 1,785,639 shares reserved under the 2014 Plan for the future issuance of equity awards and 1,816,052 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$10,034	$6,495	$18,577	$13,070
General and administrative	6,760	4,365	12,716	8,007
Total stock-based compensation	$16,794	$10,860	$31,293	$21,077

7.Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Options to purchase common stock and restricted stock units	5,767,660	4,489,875	5,536,816	4,264,589
Employee stock purchase plan	6,760	—	3,399	—
Common stock warrants	149,700	149,700	149,700	149,700
	5,924,120	4,639,575	5,689,915	4,414,289

8.	Equity Transactions

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

On July 27, 2017, the Company entered into an additional ATM sales agreement with Cowen whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent.

9.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31, 2016	June 30, 2017
Unrealized loss on securities available-for-sale	$(417)	$(494)
Foreign currency translation adjustments	1,322	(3,729)
Total accumulated other comprehensive income (loss)	$905	$(4,223)

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

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

Burosumab (KRN23 or UX023) is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing burosumab pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. We announced positive 64-week data from a Phase 2 study in pediatric patients in April 2016, and we have an ongoing Phase 3 pediatric study with data expected in 2018. We also announced positive topline data from a Phase 3 study in adult XLH patients in April 2017. We plan to submit a biologics license application, or BLA, for adult and pediatric patients, to the FDA for burosumab in August 2017. In July 2017, we announced that our partners, KHK/KKI, decided to separate the adult and pediatric indications. A filing for adults is planned after a decision is first reached on the pediatric indication. An opinion from the Committee for Medicinal Products for Human Use, or CHMP, on the pediatric indication is expected around the end of 2017.

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

•

Vestronidase alpha, or recombinant human beta-glucuronidase, or rhGUS or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. We announced positive 24-week data from a pivotal Phase 3 study in July 2016. In May 2017 we announced that the BLA and MAA for vestronidase alpha were accepted for review. The Prescription Drug User Fee Act (PDUFA) goal date for the BLA is November 16, 2017 and a CHMP opinion is expected in the first half of 2018.

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

The following table summarizes our current clinical-stage product candidate pipeline:

Recent program updates

Burosumab for the treatment of XLH

In June 2017 we announced that we had reached agreement with the FDA at a pre- BLA meeting on the clinical package to support the burosumab BLA filing for XLH. At the meeting, the FDA agreed that the BLA can be submitted based on available clinical data and confirmed that both pediatric and adult indications would be included in the review. Specifically for pediatric patients the filing will include the 64-week data from our Phase 2 study in 5-12 year olds and 24-week data from the phase 2 study in 1-4 year olds. The FDA confirmed that data from the ongoing pediatric Phase 3 study would not be required. To support the adult indication, the submission will include the 24-week placebo-controlled data from the adult Phase 3 study. Additionally, FDA agreed to accept any available bone biopsy data from the 48 week open label bone quality study in adults as supportive evidence.

The BLA submission will also include two new pieces of data on adult patients, the bone biopsy results from the first two patients in the bone quality study, and statistical analyses of bone fracture healing in the adult Phase 3 placebo-controlled study. In the bone quality study in adults, baseline biopsies obtained from 11 patients confirmed that a majority of the patients had severe osteomalacia with a mean osteoid volume/bone volume of 26% vs. normal range of 0.3%-3.1%. These data verify that adult XLH patients have severe underlying bone disease even many years past puberty. Follow-up biopsies after 48 weeks of burosumab treatment are available from the first two patients. For these two patients, osteoid volume/bone volume was decreased from 24% and 29% to 9% and 7%, respectively. Osteomalacia was characterized by the pathologist as improving from severe to mild disease. Additionally, a post-hoc statistical analysis of bone fracture healing in the recently announced adult Phase 3 placebo-controlled study showed an odds ratio of 7.76 for complete healing of fractures and pseudofractures in the burosumab group compared to the placebo group (p=0.0004) at 24 weeks.

  We also announced that in order to ensure the expeditious availability of burosumab for pediatric XLH patients in Europe and avoid any potential delays in the review procedure due to the large amount of recent data from the adult XLH Phase 3 study to be filed, our partners Kyowa Hakko Kirin Co., Ltd. (Kyowa Hakko Kirin) and Kyowa Kirin International PLC have decided to separate the adult and pediatric indications and submit a Type II Variation to the MAA for adults after a decision is first reached on the pediatric indication. A filing for the adult indication is planned after a decision is first reached on the pediatric indication.

The FDA’s Office of Orphan Drug Development (OOPD) has recently designated burosumab for the treatment of XLH as a drug for a “rare pediatric disease”. Under FDA's Rare Pediatric Disease Priority Review Voucher program, companies who receive approval for a new drug application or BLA for a rare pediatric disease may be eligible to receive a voucher for a Priority Review of a subsequent marketing application for a different product. The Priority Review Voucher may be used by the company or sold to a third party.

UX003 for the treatment of Mucopolysaccharidosis VII

In May 2017 we announced that the BLA and MAA filings for vestronidase alpha were accepted for review. The FDA granted vestronidase alpha Priority Review status, which is available for drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. The PDUFA goal date for a decision is November 16, 2017 and an opinion from the CHMP is expected in the first half of 2018. The review process with the FDA is moving along normally and we do not expect an Advisory Committee meeting at this time.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $72.9 million and $56.9 million for the three months ended June 30, 2017 and 2016, and $141.2 and $109.7 million for the six months ended June 30, 2017 and 2016, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months and six months ended June 30, 2017 to the three months and six months ended June 30, 2016:

Revenue (dollars in thousands)

	Three and Six Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Revenue	$—	$17	$(17)	*
* not meaningful

No revenue was recognized during the three and six months ended June 30, 2017. We recognized revenue for a nominal amount of named patient sales of UX003 in Europe for the three and six months ended June 30, 2016.

Research and Development Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Development candidate:
burosumab	$10,698	$8,787	$1,911	22%
vestronidase alpha	9,218	7,010	2,208	31%
UX007	8,853	7,246	1,607	22%
Ace-ER	10,949	7,710	3,239	42%
Other research costs and preclinical costs	18,718	12,579	6,139	49%
Total research and development expenses	$58,436	$43,332	$15,104	35%

	Six Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Development candidate:
burosumab	$20,392	$15,530	$4,862	31%
vestronidase alpha	17,644	14,095	3,549	25%
UX007	19,596	16,365	3,231	20%
Ace-ER	17,186	15,507	1,679	11%
Other research costs and preclinical costs	34,887	22,250	12,637	57%
Total research and development expenses	$109,705	$83,747	$25,958	31%

Research and development expenses increased $15.1 million and $26.0 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in research and development expenses shown above is primarily due to:

•

for burosumab, an increase of $1.9 million and $4.9 million for the three months and six months ended June 30, 2017, respectively, related to the continued development of our clinical program, the enrollment of our Phase 3 adult and pediatric studies, regulatory filing preparation costs, and other development planning activities, net of KHK reimbursement;

•

for vestronidase alpha, an increase of $2.2 million and $3.5 million for the three months and six months ended June 30, 2017, respectively, related to regulatory filing preparation costs and the timing of manufacturing-related costs;

•

for UX007, an increase of $1.6 million and $3.2 million for the three months and six months ended June 30, 2017, respectively, primarily related to the initiation of our Phase 3 movement disorder study and support of investigator-sponsored studies across multiple diseases;

•

for Ace-ER, an increase of $3.2 million and $1.7 million for the three months and six months ended June 30, 2017, respectively, primarily related to the timing of manufacturing-related expenses, the continued development of our clinical program, and the enrollment of our Phase 3 and extension studies; and

•

an increase of $6.1 million and $12.6 million for the three months and six months ended June 30, 2017, respectively, in other research and development costs including expenses in support of our clinical product candidate pipeline, expenses related to our research stage programs and research collaborations, and certain cost allocations.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
General and administrative	$20,005	$14,738	$5,267	36%

	Six Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
General and administrative	$38,690	$27,945	$10,745	38%

General and administrative expenses increased $5.3 million and $10.7 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in the number of employees in support of our activities.

We expect general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Interest income	$1,151	$971	$180	19%

	Six Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Interest income	$2,233	$1,955	$278	14%

Interest income increased $0.2 million and $0.3 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to an increase in investment yields on our invested funds.

Other Income (Expense), net (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Other income (expense), net	$4,413	$159	$4,254	*
*not meaningful

	Six Months Ended June 30,		Dollar	%
	2017	2016	Change	Change
Other income (expense), net	$4,995	$40	$4,955	*

* not meaningful

Other income (expense), net increased $4.3 million and $5.0 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily due to the fluctuations of exchange rates related to intercompany loans with foreign subsidiaries that are denominated in our reporting currency and the strengthening of the respective foreign exchange rates. The intercompany amounts are largely offset by the translation gains (losses) reported in other comprehensive income (loss).

Liquidity and Capital Resources

We have funded our operations primarily with net proceeds from our equity financings and equity sales pursuant to our collaboration and license agreements. On July 27, 2017, we entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, under which we may offer and sell from time to time common stock having aggregate gross proceeds of up to $150.0 million.

As of June 30, 2017, we had $457.5 million in available cash, cash equivalents, and investments. Our cash, cash equivalents and investments are held in a variety of interest-bearing accounts, corporate debt securities, asset-backed securities, U.S government securities, and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(110,027)	$(84,550)
Cash provided by (used in) investing activities	(30,476)	45,761
Cash provided by financing activities	70,495	289
Effect of exchange rate changes	(361)	—
Net decrease in cash and cash equivalents	$(70,369)	$(38,500)

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

Cash used in operating activities for the six months ended June 30, 2017 was $110.0 million and reflected a net loss of $141.2 million, offset by non-cash charges of $31.3 million for stock-based compensation, $1.1 million for the amortization of premium paid on purchased investments, and $2.2 million for depreciation and amortization. There was also $4.6 million of non-cash foreign currency remeasurement gains due to increases in intercompany loans with foreign subsidiaries that are denominated in the reporting currency and the strengthening of the respective foreign exchange rates. Cash used in operating activities also reflected a $0.5 million decrease in prepaid expenses and other current assets, a $0.1 million decrease in other assets, and a $6.4 million increase in accounts payable primarily due to the timing of payments and receipt of invoices, offset by a $5.7 million decrease in accrued expenses and other liabilities primarily as a result of a decrease in accrued bonus due to the payout of the 2016 annual bonus and accrued expenses due to the receipt of invoices.

Cash used in operating activities for the six months ended June 30, 2016 was $84.6 million and reflected a net loss of $109.7 million, offset by non-cash charges of $21.1 million for stock-based compensation, $3.2 million for the amortization of premium paid on purchased investments, and $1.2 million for depreciation and amortization. Cash used in operating activities also reflected a $4.6 million increase in prepaid expenses and other current assets primarily due to an increase in deferred rent for the commencement of a new lease and increases in KHK receivable, prepaid manufacturing costs, and prepaid clinical costs. There was also a $0.9 million increase in other assets primarily due to an increase in prepaid clinical costs, a $2.8 million increase in accounts payable primarily due to higher collaboration and research costs, and a $2.2 million increase in accrued expenses and other liabilities as a result of increases in clinical study, manufacturing, and related costs as we continued to increase our research and development activities.

Cash Provided by or Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 was $30.5 million and related to purchases of investments of $207.2 million and purchases of property and equipment of $0.9 million, offset by proceeds from maturities of investments of $154.7 million, the sale of investments of $21.6 million, and a decrease of $1.2 million in restricted cash related to line of credit reductions under our current lease agreements.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $70.5 million and was comprised of $67.6 million from the sale of common stock in our ATM offering, and $2.9 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities for the six months ended June 30, 2016 was $0.3 million and was comprised of net proceeds from the issuance of common stock from the exercise of stock options.

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We will likely require additional capital to fund our operations, complete our ongoing and planned clinical studies and commercialize our products, and funding may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs, future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We expect to satisfy future cash needs through existing capital balances and through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at June 30, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$4,495	$7,272	$4,987	$10,250	$27,004
Manufacturing and services contracts	6,138	4,690	21	—	10,849
Total	$10,633	$11,962	$5,008	$10,250	$37,853

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2017, we had cash, cash equivalents, and investments totaling $457.5 million which includes bank deposits, money market funds, asset-backed securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. Our primary exposure to currency risk is related to intercompany balances with our foreign subsidiaries, resulting in the foreign currency translation gains and losses generated on the remeasurement of our intercompany balances with our foreign subsidiaries, which are reported in other income (expense), net. The intercompany amounts are largely offset by the translation gains (losses) reported in other comprehensive income (loss), resulting in immaterial impact on stockholders’ equity. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2017. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report filed with the SEC on May 5, 2017.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $72.9 million and $56.9 million for the three months ended June 30, 2017 and 2016, and net losses of $141.2 million and $109.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the approved indication(s), the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. For example, the development of burosumab, vestronidase alpha, and UX007 is an important part of our current business strategy; if we are unable to obtain regulatory approval for the target product profile, our business may suffer.

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

As of June 30, 2017, our available cash, cash equivalents, and investments were $457.5 million. We will likely require additional capital to obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborative partnerships, strategic alliances, and licensing or other arrangements and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies for burosumab, vestronidase alpha, UX007, and Ace-ER do not ensure that later clinical studies will demonstrate similar results. For example, efficacy results from our Phase 2 study of UX007 in Glut1 DS patients with seizures did not meet the primary endpoint of reducing the frequency of total number of observable and absence seizures among patients treated from baseline to week 8 with UX007 compared to placebo. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. For example, for our Glut1 DS Phase 3 clinical trial, we have proposed utilizing a patient diary to track movement disorder events. Based on FDA feedback expressing concern about the clinical meaningfulness of all such events tracked, we modified the clinical endpoint. Even so, there is no guarantee that these modifications to the endpoint will be acceptable to the FDA. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Each of our product candidates is in development and will require additional clinical development; management of nonclinical, clinical, and manufacturing activities; regulatory approval; obtaining adequate manufacturing supply; building a commercial organization; significant marketing efforts; and reimbursement before we generate any significant revenue from commercial product sales, if ever. We have multiple programs that are currently in clinical studies. Three of our product candidates have advanced into pivotal studies, but such studies may not result in approval. For burosumab, we filed for conditional marketing authorization in the EU in late 2016 based on Phase 1/2 and Phase 2 data, and for vestronidase alpha, we filed a BLA in the United States and a MAA in the EU, both of which were accepted for review in the first half of 2017, based on Phase 3 data. There can be no assurance that we will be able to secure approval with the current filings, for the specified indications, or within projected time periods. For example, in November 2016, we withdrew our first filing application for regulatory approval that sought conditional marketing authorization in the EU for Ace-ER based on feedback received during the CHMP meeting indicating that the Phase 2 study was encouraging but did not provide a sufficient amount of evidence to support an approval at that time. Even if we obtain regulatory approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies could be required for a conditional marketing authorization and could fail to demonstrate sufficient safety and efficacy to obtain full approval.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For our current product candidates:

•	we estimate that several thousand patients in the United States suffer from XLH, for which burosumab is being studied;
•	we estimate that several hundred patients in the United States suffer from TIO, for which burosumab is being studied;

•	we estimate that up to approximately 200 patients in the developed world may suffer from MPS 7, for which vestronidase alpha is being studied;
•	we estimate that several thousand patients in the United States suffer from LC-FAOD, for which UX007 is being studied;
•	we estimate that several thousand patients in the United States suffer from Glut1 DS, for which UX007 is being studied; and
•	we estimate that approximately 2,000 patients in the developed world suffer from GNE myopathy, for which Ace-ER is being studied.

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

Under our agreement with KHK, KHK has the sole right to commercialize burosumab in Europe and, at a specified time, in the United States, Canada, and Turkey, subject to a limited promotion right we retained. Our development partnership with KHK may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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
•

KHK may make decisions regarding the indications for our product candidates in countries where it has the sole right to commercialize the product candidates that limit commercialization efforts in those countries or in countries where we have the right to commercialize our product candidates;

•

KHK may make decisions regarding market access and pricing in countries where it has the sole right to commercialize our product candidates which can negatively impact our commercialization efforts in countries where we have the right to commercialize our product candidates;

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

We acquire most of the drug substances and drug products for our product candidates from single sources. The drug substance and drug product for burosumab are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for vestronidase alpha are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo GmbH, or IOI Oleo, pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. The drug substance for Ace-ER is manufactured by Sanyo Fine Co., Ltd. under our license agreement and accompanying purchase orders with Nobelpharma Co., Ltd. and under our clinical supply agreement with Evonik Corporation, and the drug product for Ace-ER is manufactured by Alcami pursuant to our license agreement and accompanying purchase orders with Alcami. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers and collaboration partners for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaborators, or our contract manufacturers must supply all necessary documentation in support of an NDA, BLA, MAA, or other application for regulatory approval, on a timely basis and must adhere to GLP, GMP, and similar regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaborators and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities cannot schedule manufacturing to meet inspectional demands or do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Although our employees may have sold other similar products in the past while employed at other companies, we, as a company, have no experience selling and marketing our product candidates and we currently have minimal marketing and field force capacity. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a marketing organization and field forces with technical expertise, as well as the ability to support distribution capabilities, to commercialize our product candidates in major markets, which will be expensive, difficult, and time consuming. Any failure or delay in the development of our internal field forces, marketing, and distribution capabilities would adversely impact the commercialization of our products.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for burosumab, vestronidase alpha, UX007, and Ace-ER, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of burosumab, vestronidase alpha, and rhPPCA.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to burosumab, vestronidase alpha, and rhPPCA. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. Moreover, it is not known whether the BPCI Act will survive in whole or in part if the Affordable Care Act is repealed. As a result, its ultimate impact, implementation, meaning, and long-term existence are subject to uncertainty. Elimination or modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for burosumab, vestronidase alpha, and rhPPCA.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States, as well as for UX007 for the treatment of Glut1 DS, burosumab, vestronidase alpha, and Ace-ER in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify and develop new product candidates, such as those under our collaboration with Arcturus, require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which results in us incurring substantial expenses and expending significant management efforts. We currently do not have an internal audit group. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404(b) or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Changes to healthcare and FDA laws, regulations, and policies may have a material adverse effect on our business and results of operations.

United States

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. For example, the Affordable Care Act, as amended, substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes annual fees and taxes on manufacturers of certain branded prescription drugs. Implementation of the Affordable Care Act remains ongoing, and there remains uncertainty as to how the law’s various provisions will ultimately affect the industry and whether the law will remain in place.

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

We have a multinational tax structure and are subject to income tax in the United States and various foreign jurisdictions. Our effective tax rate is influenced by many factors including changes in our operating structure, changes in the mix of our earnings among countries, our allocation of profits and losses among our subsidiaries, our intercompany transfer pricing agreements and rules relating to transfer pricing, the availability of U.S. research and development tax credits, and future changes in tax laws and regulations in the U.S. and foreign countries. Significant judgment is required in determining our tax liabilities including management’s judgment for uncertain tax positions. The Internal Revenue Service, other domestic taxing authorities, or foreign taxing authorities may disagree with our interpretation of tax laws as applied to our operations. Our reported effective tax rate and after-tax cash flows may be materially and adversely affected by tax assessments in excess of amounts accrued for our financial statements. This could materially increase our future effective tax rate thereby reducing net income and adversely impacting our results of operations for future periods.

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

•	the perception of limited market sizes or pricing for our product candidates;
•	decisions by our collaboration partners with respect to the indications for our product candidates in countries where they have the right to commercialize the product candidates;
•	decisions by our collaboration partners regarding market access and pricing in countries where they have the right to commercialize our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	the perception of the pharmaceutical industry’s approach to drug pricing;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2017, 1,785,639 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2017, 1,816,052 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

 On July 27, 2017, we entered into a sales agreement, or the Sales Agreement, with Cowen, pursuant to which we may, from time to time, sell shares of our common stock, par value $0.001 per share, or the Shares, having an aggregate offering price of up to $150,000,000, or the ATM Offering, through Cowen, acting as our agent and/or principal. We will pay Cowen a commission of up to 3.0% of the gross proceeds from the sale of Shares pursuant to the ATM Offering. In the Sales Agreement, the Company agrees to indemnify Cowen against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, or to contribute payments that Cowen may be required to make because of such liabilities.

The ATM Offering is being made under a prospectus supplement to be filed on July 27, 2017, and related prospectus filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3 (Registration No. 333-201838).

A copy of the Sales Agreement is attached as Exhibit 1.1 to this Quarterly Report. The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 1.1.

A copy of the opinion of Gibson, Dunn & Crutcher LLP relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Quarterly Report.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
1.1	Sales Agreement, dated as of July 27, 2017, between Ultragenyx Pharmaceutical Inc. and Cowen and Company, LLC				X
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
5.1	Opinion of Gibson, Dunn & Crutcher LLP				X
23.1	Consent of Gibson, Dunn & Crutcher LLP (contained in Exhibit 5.1)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is furnished to, and not deemed filed with, the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: July 27, 2017	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: July 27, 2017	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2017	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Vice President and Corporate Controller (Principal Accounting Officer)