Form 10-Q
period 2017-09-30
Ultragenyx Pharmaceutical Inc.
filed 2017-11-03
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, the registrant had 42,589,056 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the anticipated indications for our product candidates, if approved;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business and product candidates and the integration and performance of any businesses we acquire;
•	the initiation, timing, progress, and results of ongoing and future preclinical and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our product candidates;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$60,407	$161,120
Short-term investments	310,659	219,028
Restricted cash	461	1,411
Prepaid expenses and other current assets	19,376	20,136
Total current assets	390,903	401,695
Property and equipment, net	16,030	17,055
Restricted cash	1,805	2,076
Long-term investments	24,964	117,963
Other assets	1,345	1,837
Total assets	$435,047	$540,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,288	$5,364
Accrued liabilities	54,278	54,554
Deferred rent—current portion	695	341
Total current liabilities	64,261	60,259
Other liabilities	5,228	6,393
Total liabilities	69,489	66,652
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of September 30, 2017 and
December 31, 2016	—	—
Common stock — 250,000,000 shares authorized; 42,488,312 and 41,240,230 shares issued
and outstanding as of September 30, 2017 and December 31, 2016, respectively	42	41
Additional paid-in capital	1,123,861	1,003,561
Accumulated other comprehensive income (loss)	(7,404)	905
Accumulated deficit	(750,941)	(530,533)
Total stockholders’ equity	365,558	473,974
Total liabilities and stockholders’ equity	$435,047	$540,626

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$198	$111	$198	$128
Operating expenses:
Research and development	60,412	48,711	170,117	132,458
General and administrative	23,499	17,183	62,189	45,128
Total operating expenses	83,911	65,894	232,306	177,586
Loss from operations	(83,713)	(65,783)	(232,108)	(177,458)
Other income (expense), net:
Interest income	1,117	922	3,350	2,877
Other income (expense), net	3,373	(46)	8,368	(6)
Total other income (expense), net	4,490	876	11,718	2,871
Loss before income taxes	(79,223)	(64,907)	(220,390)	(174,587)
Income tax provision	(4)	—	(18)	—
Net loss	$(79,227)	$(64,907)	$(220,408)	$(174,587)
Net loss per share, basic and diluted	$(1.87)	$(1.64)	$(5.22)	$(4.46)
Shares used in computing net loss per share, basic and diluted	42,471,606	39,551,923	42,222,413	39,184,994

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(79,227)	$(64,907)	$(220,408)	$(174,587)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,326)	(28)	(8,377)	(17)
Unrealized gain (loss) on available-for-sale securities	145	(212)	68	897
Other comprehensive income (loss):	(3,181)	(240)	(8,309)	880
Total comprehensive loss	$(82,408)	$(65,147)	$(228,717)	$(173,707)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(220,408)	$(174,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	48,473	34,771
Amortization of premium on investment securities, net	1,451	4,230
Depreciation and amortization	3,311	2,267
Non-cash license fee from collaboration arrangement	—	700
Foreign currency remeasurement gain	(8,431)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	760	(5,833)
Other assets	492	(1,273)
Accounts payable	3,879	3,842
Accrued liabilities and other liabilities	(1,547)	22,588
Net cash used in operating activities	(172,020)	(113,295)
Investing activities:
Purchase of property and equipment	(1,894)	(9,522)
Purchase of investments	(230,490)	(311,523)
Proceeds from the sale of investments	27,642	94,289
Proceeds from maturities of investments	202,833	326,228
(Increase) decrease in restricted cash	1,221	(1,202)
Net cash provided by (used in) investing activities	(688)	98,270
Financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net	67,616	33,700
Proceeds from issuance of common stock in connection with collaboration agreement, net	—	26,362
Proceeds from issuance of common stock from equity awards, net	4,212	3,674
Net cash provided by financing activities	71,828	63,736
Effect of exchange rate changes on cash	167	—
Net increase (decrease) in cash and cash equivalents	(100,713)	48,711
Cash and cash equivalents at beginning of period	161,120	93,569
Cash and cash equivalents at end of period	$60,407	$142,280

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. The Company has completed a Phase 3 study of vestronidase alfa (recombinant human beta-glucuronidase or rhGUS) in patients with mucopolysaccharidosis 7 (MPS 7), a rare lysosomal storage disease, and is conducting Phase 2 and Phase 3 studies of burosumab (KRN23 or UX023), an antibody targeting fibroblast growth factor 23 (FGF23), in pediatric and adult patients with X-linked hypophosphatemia (XLH) and a Phase 2 study in tumor induced osteomalacia (TIO), both rare diseases that impair bone mineralization; a Phase 3 study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency, who are experiencing movement disorders; and a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy. The Company operates as one reportable segment.

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Product sales revenue

The Company recognizes revenue from sales of vestronidase alfa (UX003) on a “named patient” basis, which is allowed in certain countries prior to the commercial approval of the product in the territory. Under ASC 606, revenue from product sales is recognized at the point in time when the product is shipped to the customer. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

License and collaboration agreements

The Company has license and collaboration agreements with Kyowa Hakko Kirin Co., Ltd. (KHK) and Takeda Pharmaceutical Company Limited (Takeda). These license and collaboration agreements are within the scope of ASC 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Funding received related to research and development services and pre-commercialization costs are classified as a reduction of research and development expenses and general and administrative expenses, respectively in the consolidated statement of operations because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$42,229	$—	$—	$42,229
Corporate bonds	—	127,486	—	127,486
Commercial paper	—	17,306	—	17,306
U.S. Government Treasury and agency securities	4,999	185,831	—	190,830
Total financial assets	$47,228	$330,623	$—	$377,851

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	—	207,726	—	207,726
Commercial paper	—	11,970	—	11,970
Asset-backed securities	—	27,713	—	27,713
U.S. Government Treasury and agency securities	—	111,931	—	111,931
Total financial assets	$123,536	$359,340	$—	$482,876

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$42,229	$—	$—	$42,229
Corporate bonds	127,564	8	(86)	127,486
Commercial paper	17,306	—	—	17,306
U.S. Government Treasury and agency securities	191,101	1	(272)	190,830
Total	$378,200	$9	$(358)	$377,851

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	207,909	14	(197)	207,726
Commercial paper	11,970	—	—	11,970
Asset-backed securities	27,712	3	(2)	27,713
U.S. Government Treasury and agency securities	112,166	10	(245)	111,931
Total	$483,293	$27	$(444)	$482,876

At September 30, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at September 30, 2017 have been in a loss position for less than twelve months and the loss was considered to be temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Research and clinical study expenses	$20,568	$18,593
Payroll and related expenses	19,102	17,226
Repayment and contract liability under collaboration agreement	7,962	13,650
Other	6,646	5,085
Total accrued liabilities	$54,278	$54,554

5.	License and Research Agreements

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

The Company’s expenses were reduced by $7.6 million and $6.8 million for the three months ended September 30, 2017 and 2016, and $22.9 million and $17.3 million for the nine months ended September 30, 2017 and 2016, respectively, for KHK’s share of the research and development expenses and were reduced by $1.2 million and $0.4 million for the three months ended September 30, 2017 and 2016, and $2.3 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively, for KHK’s share of the general and administrative expenses. As of September 30, 2017 and December 31, 2016, the Company had receivables in the amount of $8.8 million and $8.6 million, respectively, for this collaboration arrangement.

Takeda License and Collaboration and Purchase Agreements

In June 2016, the Company executed a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda). Pursuant to the agreement, which became effective in July 2016, the Company obtained an exclusive license for a pre-clinical compound from Takeda in a pre-determined field of use, which includes an option to an additional field of use for this product with the terms to be negotiated, and an option to a specified product candidate (identified option product). The Company is responsible for the development costs for the pre-clinical compound and the identified option product pursuant to an initial development plan. Because the license to the pre-clinical compound has no alternative future use, the estimated fair value of $0.7 million was recorded as a research and development expense upon acquisition. Under the license for the pre-clinical compound, the Company may be required to make future milestone payments to Takeda of up to $7.5 million if certain development milestones are met, $75.0 million if certain regulatory milestones are met, and $150.0 million if certain commercial milestones are met, as well as royalties with respect to net sales in the high-single digits to low-teens. Any products resulting from the pre-clinical compound or the identified option product is referred to in this report as the “licensed product.” The Company discontinued the development efforts on the pre-clinical compound in the pre-determined field of use and the identified option product.

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

The research and license agreement and the stock purchase agreement are being accounted for as one arrangement because they were entered into at the same time with interrelated financial terms. The Company analogized to Topic 606 for the accounting for the arrangements. The Company concluded that there are multiple promised goods and services under the collaboration agreement, including obligations related to research and development services with respect to licensed products as well as committee participation, which were determined to represent distinct performance obligations. The total consideration received from Takeda was $14.3 million and was comprised of the $12.7 million premium on the sale of the common stock, the $0.9 million estimated fair value of the put options, and the $0.7 million estimated fair value of the pre-clinical compound.

The Company is responsible for the costs under the initial development plan. A significant portion of this work is expected to be performed by Takeda which has an estimated cost of approximately $10.0 million to $12.3 million and is subject to changes as development activities are adjusted and cost estimates are refined. The Company concluded that the payment to Takeda is not in return for a distinct service that Takeda transfers to the Company, therefore, the payment made to Takeda is accounted for as a reduction in the transaction price. As of September 30, 2017, the Company concluded that $2.4 million of the estimated transaction price should not be constrained because it is probable that a significant reversal in the amount to be recognized will not occur. The unconstrained transaction price was allocated to the distinct performance obligations on a relative standalone selling price basis. The Company recorded $1.4 million and $1.7 million for the 3 months ended and 9 months ended September 30, 2017, respectively, as a reduction of research and development expenses by measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. The performance obligations are estimated to be substantially complete by March 2018.

Based on the high level of uncertainty in the amount of transaction price that is refundable to Takeda, the Company concluded that the remaining transaction price should continue to be constrained as of September 30, 2017. The Company will continue to re-evaluate the application of the constraint to the transaction price at each reporting period end date.

Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the Company had a repayment liability in the amount of $7.3 million and $14.3 million, respectively, and a contract liability in the amount of $0.7 million as of September 30, 2017 and none as of December 31, 2016.

6.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of September 30, 2017, there were 1,881,670 shares reserved under the 2014 Plan for the future issuance of equity awards and 1,816,052 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the functional classification of stock-based compensation expense, net of estimated forfeitures, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$9,951	$8,294	$28,528	$21,364
General and administrative	7,229	5,400	19,945	13,407
Total stock-based compensation	$17,180	$13,694	$48,473	$34,771

7.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock and restricted stock units	5,835,271	5,196,197	5,736,646	4,575,124
Employee stock purchase plan	32,014	—	17,942	—
Common stock warrants	149,700	149,700	149,700	149,700
	6,016,985	5,345,897	5,904,288	4,724,824

8.	Equity Transactions

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

In July 27, 2017, the Company entered into an additional ATM sales agreement with Cowen whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. No shares were sold during the three months ended September 30, 2017. During the period of October 1, 2017 through October 30, 2017, the Company sold an additional 64,468 shares of common stock, resulting in net proceeds of approximately $3.6 million, after commissions and other offering costs.

9.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Unrealized loss on securities available-for-sale	$(349)	$(417)
Foreign currency translation adjustments	(7,055)	1,322
Total accumulated other comprehensive income (loss)	$(7,404)	$905

10.	Merger Agreement

On October 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dimension Therapeutics, Inc. (“Dimension”) and Mystic River Merger Sub Inc., a wholly owned subsidiary of the Company (“Purchaser”), pursuant to which the Company will acquire Dimension. In connection with the Merger Agreement, the Company, on behalf of Dimension, paid a $2.9 million termination fee to REGENXBIO, as a result of a previously existing merger agreement between REGENXBIO Inc. and Dimension.

Pursuant to the terms of the Merger Agreement, Purchaser commenced a cash tender offer (the “Offer”) for all outstanding shares of common stock, par value $0.0001 per share, of Dimension (the “Dimension Common Stock”) at a purchase price of $6.00 per share, net to each holder in cash, without interest, or approximately $151.0 million, subject to Dimension total common stock outstanding at close, plus acquisition costs. As a condition to consummating the Offer, Dimension stockholders must validly tender (and not withdraw) shares constituting at least a majority of the outstanding shares of Dimension Common Stock calculated on a fully diluted basis in accordance with the Merger Agreement, and the satisfaction of other customary closing conditions.

The transaction is expected to close in the fourth quarter of 2017.

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

Our biologics pipeline includes the following product candidates in clinical development for the treatment of three diseases:

•

Burosumab (KRN23 or UX023) is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing burosumab pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. We announced positive 64-week data from a Phase 2 study in pediatric patients in April 2016, and we have an ongoing Phase 3 pediatric study with data expected in 2018. We also announced positive topline data from a Phase 3 study in adult XLH patients in April 2017. In the U.S., the Prescription Drug User Fee Act (PDUFA) goal date for the BLA, for adult and pediatric patients, is April 17, 2018. In Europe, an opinion from the Committee for Medicinal Products for Human Use, or CHMP, on the pediatric indication is expected around the end of 2017. A filing for adults is planned after a decision is first reached on the pediatric indication.

•

Burosumab is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

•

Vestronidase alfa, or recombinant human beta-glucuronidase, or rhGUS or UX003, is an enzyme replacement therapy we are developing for the treatment of mucopolysaccharidosis 7, or MPS 7, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. We announced positive 24-week data from a pivotal Phase 3 study in July 2016. In May 2017 we announced that the BLA and MAA for vestronidase alfa were accepted for review. The PDUFA goal date for the BLA is November 16, 2017 and a CHMP opinion is expected in the first half of 2018.

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

The following table summarizes our current clinical-stage product candidate pipeline:

Acquisition

On October 2, 2017, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Dimension Therapeutics, Inc., a Delaware corporation (“Dimension”), and Mystic River Merger Sub Inc., a Delaware corporation and our wholly-owned subsidiary (“Purchaser”), pursuant to which we will acquire Dimension. Our offer (the “Offer”) to purchase all outstanding shares of common stock of Dimension, at a price per share of $6.00, net to each holder in cash, without interest upon terms and subject to the conditions set forth in the offer to purchase and in the related letter of transmittal provided to Dimension stockholders will expire at 11:59 PM New York time on November 6, 2017. We expect to complete the merger promptly following our purchase of Dimension’s shares in the Offer. For additional information regarding the merger, see Note 10 to our consolidated financial statements.

Recent program updates

Burosumab for the treatment of XLH

In October 2017 we announced that the U.S. FDA has accepted the BLA for burosumab to treat pediatric and adult patients with XLH and has granted Priority Review status. The PDUFA action date for the BLA is April 17, 2018. The Agency has indicated that it is not currently planning to hold an advisory committee meeting to discuss the BLA. The FDA previously designated burosumab as a drug for a "rare pediatric disease", enabling issuance of a priority review voucher if burosumab is approved.

In September 2017 40-week data from the 64-week Phase 2 study in children less than five years old (mean age 2.9 years) was presented. Burosumab increased mean serum phosphorus levels by 1.2 mg/dL into the low normal range after one week of treatment and these levels were maintained through week 40 with 77% of children achieving normal serum phosphorus levels at week 40. Serum 1,25 dihydroxy vitamin D levels were also increased from baseline to week 40. Rickets severity was assessed using the RSS scoring system. The mean total RSS score improved significantly (59% reduction) at week 40 (p<0.0001). The change in rickets severity was also assessed at week 40 by the RGI-C score which showed substantial healing (RGIC score > 2) in all patients (p<0.0001). Burosumab treatment also resulted in significantly improved bowing as determined by RGI-C lower limb deformity (p<0.0001). Additionally, mean levels of alkaline phosphatase were significantly reduced (-39%, p<0.0001) in these patients at week 40. All patients experienced one or more adverse events. There was one serious adverse event of a tooth abscess that was considered unrelated to burosumab treatment. All other events were assessed as mild or moderate in severity except for a Grade 3 food allergy that was considered unrelated to burosumab treatment. Three patients had injection site reactions and four patients experienced hypersensitivity events that were all mild and considered unrelated to burosumab treatment. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. There have been no events of hyperphosphatemia and there have been no deaths or discontinuations from the study.

Burosumab for the treatment of TIO

In September 2017 interim data from the open-label Phase 2 study of burosumab in 17 adult patients with TIO was presented. In 16 patients with baseline and week 24 data, mean serum phosphorus, renal phosphate reabsorption (TmP/GFR) and serum 1,25 dihydroxy vitamin D levels increased after the first dose and over 24 weeks of treatment. The mean serum phosphorus level entered the normal range within two weeks of treatment, and was maintained in the low normal range through week 24 of treatment. At week 24 there was a statistically significant increase in mean percent change from baseline levels (51% and 38% respectively) of the bone turnover markers, Procollagen type 1 N-terminal propeptide (P1NP) and collagen type 1 cross-linked C-telopeptide of type I collagen (CTx). All patients had moderate to severe osteomalacia at baseline as assessed by histomorphometric indices of osteomalacia. Four patients who completed 48 weeks of treatment had bone biopsy data. In three of these patients burosumab treatment was associated with improvements in histomorphometric indices of osteomalacia. One patient did not receive burosumab consistently. Burosumab demonstrated a clinically meaningful improvement in patient reported outcomes. At 24 weeks, patients experienced a statistically significant reduction in all four fatigue parameters as assessed by the Brief Fatigue Inventory (BFI). Burosumab also demonstrated a statistically significant increase in lower limb strength as seen with the increase in repetitions at 24 weeks in the Sit-to-Stand test (p<0.01). Adverse events occurred in all patients (n=16). Treatment-related adverse events were observed in seven patients (44%), and included, as previously disclosed, Vitamin D deficiency and rash, and dysgeusia, all mild in grade. Most adverse events were grade 1 or 2 and included two patients with injection site reactions and two patients with restless leg syndrome that were previously disclosed. Three patients had a serious adverse event (previously disclosed tumor progression, thoracic epidural tumor compression, and a mesenchymal tumor progression). None of the serious adverse events were considered treatment related and all of these patients had a history of tumor progression at baseline and one patient discontinued to treat their tumor progression. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone.

Ace-ER or UX001 for the treatment of GNE myopathy

In August 2017 we announced that a Phase 3 study evaluating aceneuramic acid extended release (Ace-ER) in patients with GNE Myopathy (GNEM) did not achieve its primary endpoint of demonstrating a statistically significant difference in the upper extremity muscle strength composite score compared to placebo. The study also did not meet its key secondary endpoints. Adverse events were generally balanced between Ace-ER and placebo and safety was consistent with previously released Ace-ER data. We plan to discontinue further clinical development of Ace-ER.

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

Collaboration with Takeda Pharmaceutical Company Limited

We entered into a strategic partnership with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize therapies to treat rare genetic diseases in June 2016. As part of the collaboration, we received an exclusive license to one preclinical Takeda product candidate in a pre-determined field of use, and we have an exclusive option to co-develop and co-commercialize the product candidate in additional therapeutic areas. We discontinued the development efforts on the pre-clinical compound in the pre-determined field of use. We have also established a five-year research collaboration with Takeda in which we will have the option to license up to five additional Takeda product candidates for rare diseases; accordingly, the parties continue to evaluate additional product candidates for potential addition to the collaboration.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $79.2 million and $64.9 million for the three months ended September 30, 2017 and 2016, and $220.4 million and $174.6 million for the nine months ended September 30, 2017 and 2016, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months and nine months ended September 30, 2017 to the three months and nine months ended September 30, 2016:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Revenue	$198	$111	$87	78%

	Nine Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Revenue	$198	$128	$70	55%

We recognized revenue for a nominal amount of named patient sales of UX003 in Europe for the three and nine months ended September 30, 2017 and for the same periods in 2016.

Research and Development Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Development candidate:
burosumab	$10,828	$9,192	$1,636	18%
vestronidase alfa	8,606	7,639	967	13%
UX007	9,136	7,945	1,191	15%
Ace-ER	13,008	7,300	5,708	78%
Other research costs and preclinical costs	18,834	16,635	2,199	13%
Total research and development expenses	$60,412	$48,711	$11,701	24%

	Nine Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Development candidate:
burosumab	$31,220	$24,722	$6,498	26%
vestronidase alfa	26,250	21,734	4,516	21%
UX007	28,732	24,310	4,422	18%
Ace-ER	30,194	22,807	7,387	32%
Other research costs and preclinical costs	53,721	38,885	14,836	38%
Total research and development expenses	$170,117	$132,458	$37,659	28%

Research and development expenses increased $11.7 million and $37.7 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in research and development expenses shown above is primarily due to:

•

for burosumab, an increase of $1.6 million and $6.5 million for the three months and nine months ended September 30, 2017, respectively, related to the continued development of our clinical program, the enrollment of our Phase 3 adult and pediatric studies, regulatory filing preparation costs, patient identification efforts, and other development planning activities, net of KHK reimbursement;

•

for vestronidase alfa, an increase of $1.0 million and $4.5 million for the three months and nine months ended September 30, 2017, respectively, related to regulatory filing preparation costs and the timing of manufacturing-related costs;

•

for UX007, an increase of $1.2 million and $4.4 million for the three months and nine months ended September 30, 2017, respectively, primarily related to the initiation of our Phase 3 movement disorder study and support of investigator-sponsored studies across multiple diseases;

•

for Ace-ER, an increase of $5.7 million and $7.4 million for the three months and nine months ended September 30, 2017, respectively, primarily related to our Phase 3 and extension studies and one-time manufacturing-related costs incurred as a result of our decision to terminate the program; and

•

an increase of $2.2 million and $14.8 million for the three months and nine months ended September 30, 2017, respectively, in other research and development costs including expenses in support of our clinical product candidate pipeline, expenses related to our research stage programs and research collaborations, and certain cost allocations.

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

General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
General and administrative	$23,499	$17,183	$6,316	37%

	Nine Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
General and administrative	$62,189	$45,128	$17,061	38%

General and administrative expenses increased $6.3 million and $17.1 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in the number of employees in support of our activities.

We expect general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Interest income	$1,117	$922	$195	21%

	Nine Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Interest income	$3,350	$2,877	$473	16%

Interest income increased $0.2 million and $0.5 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to an increase in yields on our invested funds.

Other Income (Expense), net (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Other income (expense), net	$3,373	$(46)	$3,419	*
* not meaningful

	Nine Months Ended September 30,		Dollar	%
	2017	2016	Change	Change
Other income (expense), net	$8,368	$(6)	$8,374	*

* not meaningful

Other income (expense), net increased $3.4 million and $8.4 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily due to the fluctuations of exchange rates related to intercompany loans with foreign subsidiaries that are denominated in our reporting currency and the strengthening of the respective foreign exchange rates. The intercompany amounts are largely offset by the translation gains (losses) reported in other comprehensive income (loss).

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

As of September 30, 2017, we had $396.0 million in available cash, cash equivalents, and investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents and investments are held in a variety of interest-bearing accounts, money market funds, commercial paper, U.S. government treasury and agency securities, and corporate bonds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(172,020)	$(113,295)
Cash provided by (used in) investing activities	(688)	98,270
Cash provided by financing activities	71,828	63,736
Effect of exchange rate changes on cash	167	—
Net increase (decrease) in cash and cash equivalents	$(100,713)	$48,711

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

Cash used in operating activities for the nine months ended September 30, 2017 was $172.0 million and reflected a net loss of $220.4 million, offset by non-cash charges of $48.5 million for stock-based compensation, $1.5 million for the amortization of premium paid on purchased investments, and $3.3 million for depreciation and amortization. There was also $8.4 million of non-cash foreign currency remeasurement gains due to increases in the balances of intercompany loans with foreign subsidiaries that are denominated in the reporting currency and the strengthening of the respective foreign exchange rates. Cash used in operating activities also reflected a $0.8 million decrease in prepaid expenses and other current assets, a $0.5 million decrease in other assets, and a $3.9 million increase in accounts payable primarily due to the timing of payments and receipt of invoices, offset by a $1.5 million decrease in accrued expenses and other liabilities primarily due to the amortization of deferred rent and timing of the receipt of invoices.

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

Cash Provided by or Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 was $0.7 million and related to purchases of investments of $230.5 million and purchases of property and equipment of $1.9 million, offset by proceeds from maturities of investments of $202.8 million, the sale of investments of $27.6 million, and a decrease of $1.2 million in restricted cash related to line of credit reductions under our current lease agreements.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $71.8 million and was comprised of $67.6 million from the sale of common stock in our ATM offering, and $4.2 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities for the nine months ended September 30, 2016 was $63.7 million and was comprised of $33.7 million from the sale of common stock from the ATM sales agreement, $26.4 million from the purchase of common stock by Takeda, and $3.6 million of proceeds from the issuance of common stock from the exercise of stock options.

Funding Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We will likely require additional capital to fund our operations, complete our ongoing and planned clinical studies and commercialize our products, and funding may not be available to us on acceptable terms or at all. Further, on October 2, 2017, we entered into a Merger Agreement with Dimension and Purchaser, pursuant to which we will acquire Dimension. Our offer is to purchase all outstanding shares of common stock of Dimension, at a price per share of $6.00, net to each holder in cash, without interest, which will require a cash payment at close of approximately $151.0 million, subject to Dimension total outstanding shares at close, plus acquisition costs.

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

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at September 30, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$4,587	$6,996	$4,892	$9,641	$26,116
Manufacturing and services contracts	6,549	1,475	—	—	8,024
Total	$11,136	$8,471	$4,892	$9,641	$34,140

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2017, we had cash, cash equivalents, and investments totaling $396.0 million which includes bank deposits, money market funds, commercial papers, U.S. government treasury and agency securities, and investment-grade corporate bonds which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2017. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report filed with the SEC on July 28, 2017.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $79.2 million and $64.9 million for the three months ended September 30, 2017 and 2016, and net losses of $220.4 million and $174.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the approved indication(s), the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. For example, the development of burosumab, vestronidase alfa, and UX007 is an important part of our current business strategy; if we are unable to obtain regulatory approval for the target product profile, our business may suffer.

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

As of September 30, 2017, our available cash, cash equivalents, and investments were $396.0 million. We will likely require additional capital to obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies for burosumab, vestronidase alfa, and UX007 do not ensure that later clinical studies will demonstrate similar results. For example, our Phase 3 study that evaluated Ace-ER in patients with GNE myopathy did not achieve its primary or secondary endpoints and efficacy results from our Phase 2 study of UX007 in Glut1 DS patients with seizures did not meet the primary endpoint of reducing the frequency of total number of observable and absence seizures among patients treated from baseline to week 8 with UX007 compared to placebo. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. For example, for our Glut1 DS Phase 3 clinical trial, we have proposed utilizing a patient diary to track movement disorder events. Based on FDA feedback expressing concern about the clinical meaningfulness of all such events tracked, we modified the clinical endpoint. Even so, there is no guarantee that these modifications to the endpoint will be acceptable to the FDA. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Each of our product candidates is in development and will require additional clinical development; management of nonclinical, clinical, and manufacturing activities; regulatory approval; obtaining adequate manufacturing supply; building a commercial organization; significant marketing efforts; and reimbursement before we generate any significant revenue from commercial product sales, if ever. For burosumab, we filed for conditional marketing authorization in the EU in late 2016 based on Phase 1/2 and Phase 2 data, and we filed a BLA in the US in August 2017 based on Phase 2 data for the XLH pediatric indication and Phase 3 data for the adult XLH indication. For vestronidase alfa, we filed a BLA in the United States and a MAA in the EU, both of which were accepted for review in the first half of 2017, based on Phase 3 data. There can be no assurance that we will be able to secure approval with the current filings, for the specified indications, or within projected time periods. For example, in November 2016, we withdrew our first filing application for regulatory approval that sought conditional marketing authorization in the EU for Ace-ER, and in August 2017 we discontinued further clinical development of Ace-ER. Even if we obtain regulatory approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies could be required for a conditional marketing authorization and could fail to demonstrate sufficient safety and efficacy to obtain full approval.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For our current product candidates:

•	we estimate that several thousand patients in the United States suffer from XLH, for which burosumab is being studied;
•	we estimate that several hundred patients in the United States suffer from TIO, for which burosumab is being studied;
•	we estimate that up to approximately 200 patients in the developed world may suffer from MPS 7, for which vestronidase alfa is being studied;
•	we estimate that several thousand patients in the United States suffer from LC-FAOD, for which UX007 is being studied; and
•	we estimate that several thousand patients in the United States suffer from Glut1 DS, for which UX007 is being studied.

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

We acquire most of the drug substances and drug products for our product candidates from single sources. The drug substance and drug product for burosumab are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for vestronidase alfa are manufactured by Rentschler Biotechnologie GmbH under a development and clinical supply agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo GmbH, or IOI Oleo, pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. We have not currently secured any other suppliers for the drug substance or drug product of our product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for burosumab, vestronidase alfa, and UX007, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of burosumab, vestronidase alfa, and rhPPCA.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to burosumab, vestronidase alfa, and rhPPCA. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. Moreover, it is not known whether the BPCI Act will survive in whole or in part if the Affordable Care Act is repealed. As a result, its ultimate impact, implementation, meaning, and long-term existence are subject to uncertainty. Elimination or modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for burosumab, vestronidase alfa, and rhPPCA.

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

Additional competitors could enter the market with generic versions of our small-molecule product candidates, which may result in a material decline in sales of UX007.

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

Accordingly, if UX007 is approved, competitors could file ANDAs for generic versions of UX007, or 505(b)(2) NDAs that reference UX007. If there are patents listed for UX007 in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

Although we are not currently involved in any intellectual property litigation, we may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. Although we are not currently involved in any intellectual property litigation, if we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States, as well as for UX007 for the treatment of Glut1 DS, burosumab, and vestronidase alfa in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

•	the perception of limited market sizes or pricing for our product candidates;
•	decisions by our collaboration partners with respect to the indications for our product candidates in countries where they have the right to commercialize the product candidates;
•	decisions by our collaboration partners regarding market access and pricing in countries where they have the right to commercialize our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	the perception of the pharmaceutical industry’s approach to drug pricing;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	the integration and performance of any businesses we acqure;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2017, 1,881,670 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2017, 1,816,052 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
2.1#	Agreement and Plan of Merger, dated October 2, 2017, among the Company, Purchaser and Dimension	8-K	10/2/2017	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 2, 2017	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: November 2, 2017	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2017	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Vice President and Corporate Controller (Principal Accounting Officer)