Form 10-K
period 2017-12-31
Ultragenyx Pharmaceutical Inc.
filed 2018-02-21
CIK 1515673

p

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑Accelerated filer  ☐

Non- accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2017 was approximately $2.6 billion, based upon the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2018, the Company had 49,605,852 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders, to be held on or about June 19, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the anticipated indications for our product candidates, if approved;
•	the potential market opportunities for commercializing our product and product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product and product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business, product and product candidates and the integration and performance of any acquired businesses;
•	the initiation, timing, progress, and results of ongoing and future preclinical and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;
•	our ability to maintain and establish collaborations or strategic relationships or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our product and product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are no currently approved therapies. Since our inception in 2010, we have in-licensed potential treatments for multiple rare genetic disorders. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Our approved product and current product candidate pipeline have been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Our strategy is to acquire and retain global commercialization rights to our products to maximize long-term value, where possible. We have built our own commercial organization, which is highly targeted due to the relatively small number of specialists who treat patients with rare and ultra-rare diseases.

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

On November 7, 2017, we completed our acquisition of Dimension Therapeutics, Inc., a Delaware corporation, which became our wholly-owned subsidiary. Upon the closing of the acquisition, we paid aggregate consideration of approximately $152.3 million, not including related transaction fees and expenses, using available cash and investments. For additional information regarding the acquisition, see Note 3 to our consolidated financial statements.

Our Strategy

Our strategy is to identify, acquire, develop, and commercialize novel products for the treatment of rare and ultra-rare diseases in the United States, or U.S., the European Union, or EU, and select international markets, with the goal of becoming a leading rare disease biotechnology company. The critical components of our business strategy include the following:

•

Focus on rare and ultra-rare diseases with significant unmet medical need and clear biology.    There are numerous rare and ultra-rare genetic diseases that currently have no approved drug therapy and for which no therapies are currently in development. Patients suffering from these diseases often have a high unmet medical need with significant morbidity and/or mortality. We are focused on developing and commercializing therapies for multiple such indications with the utmost urgency. We also focus on diseases that have biology that is well understood. For example, MepseviiTM is a replacement therapy for a single deficient enzyme and several of our product candidates are replacement therapies for a single deficient substrate in the body. We believe that developing drugs that directly impact known disease pathways will increase the probability of success of our development programs. Our four modalities of small molecules, biologics, mRNA and AAV gene therapy provide us with what we believe is an optimal set of options to treat metabolic genetic diseases by selecting the best treatment strategy available for each disease.

•

Leverage our experience and relationships to in-license promising product candidates; retain global commercialization rights to product candidates.    Our management team seeks to develop and maintain strong relationships with key opinion leaders in the genetic field and leverage our success in the development and commercialization of therapies for rare and ultra-rare genetic diseases. All of our current clinical product candidates are in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. We believe parties agree to license product candidates to us because they are confident in our team’s drug development capabilities and our plans and execution thus far in bringing rare disease therapies to market. We intend to seek and retain global commercialization rights to our product and product candidates whenever possible to maximize the potential value of our product portfolio. Because we typically in-license product candidates that require translational or clinical research, at this time we do not intend to invest significant capital in basic research, which can be expensive and time-consuming.

•

Focus on excellent, rapid, and efficient clinical and regulatory execution on multiple programs in parallel.    We believe that building a successful and sustainable rare disease-focused company requires very specific expertise in the areas of patient identification, clinical study design and conduct, and regulatory strategy. We have assembled a team capable of managing global clinical development activities in an efficient manner and with multinational experience in obtaining regulatory approvals for rare disease products. Clinical development programs for rare and ultra-rare diseases can often be smaller in size than those for larger market indications. Development of multiple programs in rare diseases also generates organizational efficiencies and economies of scale. We also seek to manage our fixed cost structure by outsourcing most manufacturing of our product and product candidates. As a result of these efficiencies, we are able to feasibly develop multiple clinical-stage product candidates in parallel, resulting in a more diversified portfolio that provides multiple opportunities to create value.

•

Establish global commercial organization.    We have established our own unique commercial organization in major pharmaceutical markets and developed a network of third-party distributors in smaller markets and expect to expand these efforts. We believe our commercial organization is highly targeted, in part as a result of the relatively small number of specialists who typically treat patients with the diseases to be addressed by our product and product candidates.

Product - MepseviiTM

On November 15, 2017, the U.S. Food and Drug Administration, or FDA, approved our first product, Mepsevii (vestronidase alfa), the first medicine approved for the treatment of children and adults with MPS VII, also known as Sly syndrome. Mepsevii is available to patients in the U.S. In order to support patients, we launched UltraCare™, a comprehensive support service that provides ongoing support to patients and caregivers. UltraCare will help patients obtain coverage and assist with financial support for both medication and administration of medication. With this approval, the FDA issued a Rare Pediatric Disease Priority Review Voucher, or PRV, which confers priority review to a subsequent drug application that would not otherwise qualify for priority review. We completed the sale of the PRV in January 2018 for $130.0 million.

Mepsevii is an intravenous, or IV, enzyme replacement therapy for the treatment of MPS VII. MPS VII is caused by a deficiency of the lysosomal enzyme beta-glucuronidase, which is required for the breakdown of certain complex carbohydrates known as glycosaminoglycans, or GAGs. The inability to properly break down GAGs leads to their accumulation in many tissues, resulting in a serious multi-system disease. Mepsevii is designed to replace the deficient lysosomal enzyme beta-glucuronidase in MPS VII patients. Patients with MPS VII suffer from severe cellular and organ dysfunction that typically leads to death in the teens or early adulthood and may have abnormal coarsened facial features, enlargement of the liver and spleen, airway obstruction, lung disease, cardiovascular complications, joint stiffness, short stature, and a skeletal disease known as dysostosis multiplex. In addition, many patients experience progressive lung problems as a result of airway obstruction and mucous production, often leading to sleep apnea and pulmonary insufficiency, and eventually requiring tracheostomy. Mepsevii is the only FDA-approved drug therapy for MPS VII.

In Europe, the European Medicines Agency, or EMA, is currently reviewing the Marketing Authorization Application, or MAA, for vestronidase alfa, and an opinion from the Committee for Medicinal Products for Human Use, or CHMP, is expected in the first half of 2018. The EMA has agreed that approval under exceptional circumstances could be possible based upon a single positive placebo-controlled pivotal study in approximately 12 patients using urinary GAG levels as a surrogate primary endpoint, provided the data was strongly supportive of a favorable benefit/risk ratio and some evidence or trend in improvement in clinical endpoints was observed to support the primary endpoint. The EMA recognized that a statistically significant result on clinical endpoints was unlikely given the small number of patients expected to be enrolled in the study.

We are also supplying vestronidase alfa to investigators who are treating patients under emergency investigational new drug, or eIND, applications and other expanded access programs.

Please see “—License and Collaboration Agreements—Approved Product—Saint Louis University” for a description of our license agreement with Saint Louis University.

Clinical Product Candidates

Our current clinical-stage pipeline consists of three product categories: biologics, small-molecule substrate replacement therapies, and gene therapy. Enzymes are proteins that the body uses to process materials needed for normal cellular function, and substrates are the materials upon which enzymes act. When enzymes or substrates are missing, the body is unable to perform its normal cellular functions, often leading to significant clinical disease. Several of our therapies are intended to replace deficient enzymes or substrates. Gene therapy is a therapeutic approach in which an isolated gene sequence or segment of DNA is administered to a patient, most commonly for the purpose of treating a genetic disease that is caused by mutations. Gene therapy aims to address the disease-causing effects of absent or dysfunctional genes by delivering functional copies of the gene to the patient’s cells, offering the potential for durable therapeutic benefit.

The following table summarizes our advanced product candidate pipeline:

Candidate	Description	Indication	Phase 1	Phase 2	Phase 3	Anticipated milestones
Biologics						
Burosumab	Anti-FGF23 monoclonal antibody	XLH				▪ U.S. PDUFA date of April 17, 2018 ▪ EC decision expected February 2018 ▪ Pediatric Phase 3 study data 2H18
Burosumab	Anti-FGF23 monoclonal antibody	TIO				▪ Phase 2 study 48-week data 1H18
Mepsevii (vestronidase alfa)	Enzyme replacement	MPS VII				▪ EU CHMP opinion expected 1H18
Small Molecules						
UX007	Substrate replacement	LC-FAOD				▪ Phase 2 filing decision mid 2018 ▪ Phase 3 FAOD study initiation 2H18
UX007	Substrate replacement	Glut1 DS				▪ Phase 3 movement disorder study data 2H18
AAV Gene Therapy						
DTX301	AAV8 Gene Therapy	OTC Deficiency				▪ Phase 1/2 study cohort 1 data 1H18 ▪ Phase 1/2 study cohort 2 data 2H18
DTX401	AAV8 Gene Therapy	GSDIa				▪ IND filing 1H18 ▪ Phase 1/2 study cohort 1 data 2H18
DTX201	AAV-FVIII Gene Transfer	Hemophilia A				▪ IND filing 2H18

Burosumab for the treatment of XLH

Burosumab is a fully human monoclonal antibody administered via subcutaneous injection that is designed to bind and reduce the biological activity of fibroblast growth factor 23, or FGF23, to increase abnormally low phosphate levels in patients with XLH. Patients with XLH have low serum phosphate levels due to excessive phosphate loss into the urine, which is directly caused by the effect on kidney function of excess FGF23 production in bone cells. Low phosphate levels lead to poor bone mineralization and a variety of clinical manifestations, including rickets leading to bowing and other skeletal deformities, short stature, bone pain and fractures, and muscle weakness. There is no approved drug therapy or treatment for the underlying cause of XLH. Most patients are managed using frequently dosed oral phosphate replacement and vitamin D therapy, which can lead to significant side effects. Oral phosphate/vitamin D replacement therapy requires extremely close monitoring due to the potential for excessive phosphate levels and secondary increases in calcium, which can result in severe damage to the kidneys from excess calcium phosphate deposits and other complications. Additionally, some patients are unable to tolerate the regimen due to the chalky stool that results from taking large amounts of oral phosphate or the high frequency of dosing required.

In April 2017, we announced positive 64-week data from a 52-patient pediatric Phase 2 randomized, multicenter, open-label, dose-finding study of burosumab for the treatment of XLH in children aged five to 12 years of age. Patients demonstrated increases in mean serum phosphorus, renal phosphate reabsorption (TmP/GFR) and serum 1,25 dihydroxy vitamin D levels through 64 weeks of treatment. Rickets severity was assessed using the RSS scoring system. There was a statistically significant improvement in rickets scores in all groups at 64 weeks, with the greatest improvements in patients with higher baseline rickets scores (RSS ≥1.5) who received bi-weekly dosing of burosumab. Overall, patients (n=52) had a 51% reduction in RSS score (p < 0.0001). Patients with higher baseline rickets scores (n=34) had a 59% reduction in RSS score (p < 0.0001). Patients who were dosed bi-weekly (n=26) had a 58% reduction in RSS score (p < 0.0001). Patients with higher baseline rickets scores who were dosed bi-weekly (n=17) had a 62% reduction in RSS score (p < 0.0001). The change in the severity of rickets was assessed by the RGI-C score. Data show significant improvement in rickets in all groups at 64 weeks. Overall, all patients (n=52) experienced a mean improvement in RGI-C score of

+1.57 (p< 0. 0001) and those patients with higher baseline rickets scores (n=34) experienced a mean improvement of +1.98 (p< 0.0001). Within the higher severity subset, 77% (26/34) experienced substantial healing (score > 2). Overall, all patients who were dosed bi-weekly (n=26) experienced a mean improvement in RGI-C score of +1.62 (p< 0.0001). Patients with higher baseline rickets scores who were dosed bi-weekly (n=17) showed a mean improvement of +2.08 (p< 0.0001) (substantial healing), and 82% experienced substantial healing (score > 2). Patients with higher baseline rickets scores showed more growth impairment (baseline height percentile= 5.84), and these patients demonstrated greater improvement in growth. Among all patients (n=52), growth velocity improved by a mean of +0.55 cm/year (p=0.0376), and there was 0.15 change in height z-score (p<0.0001). Patients with higher baseline rickets scores had a +0.86 cm/year improvement in growth velocity (p=0.0175) and a 0.17 change in height z-score (p=0.0016). Patients who were dosed bi-weekly (n=26) experienced a +0.73 cm/year change in growth velocity (p=0.0160) and a 0.18 change in height z-score (p=0.0002). Patients with higher baseline rickets scores who were dosed bi-weekly (n=17) had a +1.11 cm/year change in growth velocity (p=0.0076) and a 0.18 change in height z-score (p=0.0063). Approximately 65% of patients had injection site reactions, all of which were considered mild. There was one previously reported serious adverse event considered possibly treatment-related. This was a patient with fever and muscle pain who improved without complication and is still in the study. There have been no deaths or discontinuations from the study. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. None of the patients had serum phosphorus levels above the upper limit of normal at any time point. No clinically significant changes were observed in renal ultrasounds pre- and post-treatment.

In September 2017 we announced 40-week data from the 64-week Phase 2 study in children less than five years old (mean age 2.9 years). Burosumab increased mean serum phosphorus levels by 1.2 mg/dL into the low normal range after one week of treatment and these levels were maintained through week 40 with 77% of children achieving normal serum phosphorus levels at week 40. Serum 1,25 dihydroxy vitamin D levels were also increased from baseline to week 40. Rickets severity was assessed using the RSS scoring system. The mean total RSS score improved significantly (59% reduction) at week 40 (p<0.0001). The change in rickets severity was also assessed at week 40 by the RGI-C score which showed substantial healing (RGIC score > 2) in all patients (p<0.0001). Burosumab treatment also resulted in significantly improved bowing as determined by RGI-C lower limb deformity (p<0.0001). Additionally, mean levels of alkaline phosphatase were significantly reduced (-39%, p<0.0001) in these patients at week 40. All patients experienced one or more adverse events. There was one serious adverse event of a tooth abscess that was considered unrelated to burosumab treatment. All other events were assessed as mild or moderate in severity except for a Grade 3 food allergy that was considered unrelated to burosumab treatment. Three patients had injection site reactions and four patients experienced hypersensitivity events that were all mild and considered unrelated to burosumab treatment. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. There have been no events of hyperphosphatemia and there have been no deaths or discontinuations from the study.

In February 2018, we reported continued improvement in rickets and bowing in 64 week data from this Phase 2 study. This longer term data from this study demonstrated that treatment with burosumab was consistent with and further improved from what was seen at 40 weeks. These included sustained improvements in serum phosphorus levels, and a progressive reduction into the normal range of alkaline phosphatase. There were continued improvements in bowing and rickets scores at 64 weeks. The safety profile observed in this study was consistent with other burosumab studies.

In December 2017, we and our partners Kyowa Kirin International PLC, a wholly owned subsidiary of KHK, announced that the Committee for Medicinal Products for Human Use (CHMP), the European Medicines Agency's (EMA) scientific committee, adopted a Positive Opinion recommending the conditional marketing authorization of burosumab for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. The CHMP's recommendation has been referred to the European Commission (EC), which is expected to render its final decision in February of 2018.

We have an ongoing Phase 3 randomized open-label clinical study comparing the efficacy and safety of burosumab to oral phosphate and active vitamin D therapy in approximately 60 pediatric patients with XLH. The study is evaluating changes in rickets, growth velocity and height, pharmacodynamic assessments, walking ability, patient reported outcomes assessing pain, fatigue and physical function, and safety. We expect data from this study in the second half of 2018. This study will not be required to support a US approval and will serve as a confirmatory study in Europe.

We are also continuing to develop burosumab in adults with XLH. In April 2017, we announced positive 24-week data from the randomized, double-blind, placebo-controlled Phase 3 study of burosumab in adults with X-linked hypophosphatemia (XLH). The study enrolled 134 patients, randomized 1:1 to burosumab at a dose of 1 mg/kg or placebo every four weeks for 24 weeks. The study met the primary endpoint of increasing serum phosphorus levels as 94% of patients treated with burosumab (n=68) achieved serum phosphorus levels above the lower limit of normal and maintained levels in the low normal range through 24 weeks, compared to 8% in the placebo arm (n=66; p<0.0001). There were three pre-specified key secondary endpoints, including stiffness and physical function, both measured by the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC®), and pain measured by the Brief Pain Inventory Question 3 (BPI Q3; pain at its worst in the last 24 hours). At week 24, stiffness improved by a mean score of 7.87 points for patients treated with burosumab compared to a 0.25 point worsening among patients in the placebo group (mean difference of 8.12; p=0.0122). Physical function improved by 3.11 points for patients treated with burosumab compared to a 1.79 point worsening among patients in the placebo group (mean difference of 4.90 points; p=0.0478). Pain score improved by 0.79 for patients treated with burosumab compared to a 0.32 improvement among patients in the placebo group (mean score difference of 0.46 points;

p=0.0919). Results were directionally consistent towards improvement across all three key secondary endpoints. After pre-planned multiplicity adjustment, the improvement in stiffness among patients treated with burosumab remained statistically significant at the less than the 0.0167 threshold, while physical function and pain scores demonstrated strong trends.

In December 2017, we announced additional positive 48-week data from the study. From 24 to 48 weeks of treatment, 84% of patients who had received burosumab since the beginning of the study (n=68) achieved and maintained serum phosphorus levels above the lower limit of normal (2.5 mg/dL). 89% of patients who crossed over from placebo to burosumab after 24 weeks (n=66) achieved and maintained serum phosphorus levels above the lower limit of normal. Patients treated with burosumab showed continued improvement in stiffness and physical function as measured by WOMAC. For patients treated with burosumab, stiffness further improved from a mean change of 7.42 points at 24 weeks to 16.03 points at 48 weeks. Patients who crossed over from placebo to burosumab treatment had a mean change of 15.82 points from 24 to 48 weeks. Physical function also further improved from a mean change of 2.78 points at 24 weeks to 7.76 points at 48 weeks. For patients in the crossover group, physical function improved by a mean change of 8.18 points from 24 to 48 weeks. Burosumab was associated with a reduction in pain measured by BPI Q3, as well as a reduction in the use of pain medication. For patients treated with burosumab, pain scores further improved from a mean change of 0.81 points at 24 weeks to 1.09 points at 48 weeks. Patients who crossed over from placebo to burosumab treatment had a mean change of 1.18 points from 24 to 48 weeks. The patient frequency of reported opioid use decreased by 76% from 17 patients (25%) at baseline to four patients (6%) at week 48 in the burosumab group, and by 70% from 13 patients (20%) to four patients (6%) in the crossover group. The patient frequency of reported nonsteroidal anti-inflammatory drugs (NSAIDs) use decreased by 72% from 47 patients (69%) at baseline to 13 patients (19%) at week 48 in the burosumab group, and by 74% from 43 patients (65%) to 11 patients (17%) in the crossover group. Burosumab treatment resulted in increased healing of fractures (active fractures and pseudofractures) compared to placebo at week 24, and this improvement continued through 48 weeks. When evaluating follow-up X-rays in the 52% of patients with identified fractures or pseudofractures at baseline, the 43% rate of fracture healing observed at 24 weeks on burosumab increased to 63% at 48 weeks. In the crossover group which had an 8% rate of fracture healing at 24 weeks, the rate increased to 35% at week 48. The crossover patient group fracture healing result was consistent with the effect observed in the first 24 weeks of the burosumab group treatment.

There was no difference in the overall frequency of treatment emergent serious and non-serious adverse events, treatment related adverse events and serious adverse events between the group who received burosumab for the 48-week period compared to the group who received placebo for the 24-week double-blind period and then crossed over to burosumab. The safety profile at 48 weeks was generally similar to that observed at 24 weeks. The most common adverse events in patients during treatment with burosumab (>10%) were arthralgia (24%), nasopharyngitis (22%), headache (20%), back pain (16%), tooth abscess (13%), fatigue (13%), restless leg syndrome (11%), pain in extremity (11%), pain (11%), toothache (11%), vitamin D deficiency (10%), and musculoskeletal pain (10%). Eleven percent of patients who received burosumab experienced clinical symptoms compatible with hypersensitivity. There were 15 patients who experienced serious adverse events (SAEs) during treatment with burosumab, but none of these SAEs were considered treatment-related. No meaningful changes were observed in serum intact parathyroid hormone levels or ectopic mineralization as assessed by renal ultrasounds or echocardiograms. Of the 134 patients enrolled in the study, one patient in the burosumab arm discontinued treatment during the 24-week double-blind treatment period, as previously reported. During the open-label period, seven patients discontinued treatment. No discontinuations were related to adverse events or tolerability. There has been one non-treatment related death due to a car accident that was reported after the Week 48 data cutoff date.

In February 2018, we reported that bone biopsy data from adult patients in the bone quality study demonstrated continued improvement in osteomalacia. At 48 weeks, all ten patients with evaluable paired bone biopsies demonstrated meaningful improvements from baseline in mean osteoid volume/bone volume. The mean decrease from 26.1% to 11.2% among these patients represents a 57% improvement from baseline in mean osteoid volume/bone volume which is the gold standard for the evaluation of osteomalacia. The patients also demonstrated mean improvements of 32% and 26% in osteoid thickness and osteoid surface/bone surface parameters respectively. These patients also experienced a meaningful improvement in mineralization lag time. These results, including safety, are consistent with the data provided to the FDA in the first 6 of these 10 patients showing a substantial reduction in osteomalacia.

In October 2017, we announced that the FDA accepted the biologics license application, or BLA, for burosumab to treat pediatric and adult patients with XLH and has granted Priority Review status. The Prescription Drug User Fee Act, or PDUFA, action date for the BLA is April 17, 2018. The Agency has indicated that it is not currently planning to hold an advisory committee meeting to discuss the BLA. The FDA previously granted Fast Track Designation to the burosumab program for the treatment of XLH, and Breakthrough Therapy Designation for pediatric patients one year of age or older. The FDA also designated burosumab as a drug for a "rare pediatric disease," enabling issuance of a priority review voucher if burosumab is approved.

Burosumab for the treatment of tumor-induced osteomalacia, or TIO

We are also developing burosumab for the treatment of TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. The efficacy of this treatment is often limited, as it does not treat the underlying disease and its benefits must be balanced with monitoring for potential risks such as nephrocalcinosis, hypercalciuria, and hyperparathyroidism.

In September 2017, interim data from the open-label Phase 2 study of burosumab in 17 adult patients with TIO was presented. In 16 patients with baseline and week 24 data, mean serum phosphorus, renal phosphate reabsorption (TmP/GFR) and serum 1,25 dihydroxy vitamin D levels increased after the first dose and over 24 weeks of treatment. The mean serum phosphorus level entered the normal range within two weeks of treatment, and was maintained in the low normal range through week 24 of treatment. At week 24 there was a statistically significant increase in mean percent change from baseline levels (51% and 38% respectively) of the bone turnover markers, Procollagen type 1 N-terminal propeptide (P1NP) and collagen type 1 cross-linked C-telopeptide of type I collagen (CTx). All patients had moderate to severe osteomalacia at baseline as assessed by histomorphometric indices of osteomalacia. Four patients who completed 48 weeks of treatment had bone biopsy data. In three of these patients burosumab treatment was associated with improvements in histomorphometric indices of osteomalacia. One patient did not receive burosumab consistently. Burosumab demonstrated a clinically meaningful improvement in patient reported outcomes. At 24 weeks, patients experienced a statistically significant reduction in all four fatigue parameters as assessed by the Brief Fatigue Inventory, or BFI. Burosumab also demonstrated a statistically significant increase in lower limb strength as seen with the increase in repetitions at 24 weeks in the Sit-to-Stand test (p<0.01). Adverse events occurred in all patients (n=16). Treatment-related adverse events were observed in seven patients (44%), and included, as previously disclosed, Vitamin D deficiency and rash, and dysgeusia, all mild in grade. Most adverse events were grade 1 or 2 and included two patients with injection site reactions and two patients with restless leg syndrome that were previously disclosed. Three patients had a serious adverse event (previously disclosed tumor progression, thoracic epidural tumor compression, and a mesenchymal tumor progression). None of the serious adverse events were considered treatment related and all of these patients had a history of tumor progression at baseline and one patient discontinued to treat their tumor progression. No clinically meaningful changes were observed in mean serum calcium, urinary calcium and in serum intact parathyroid hormone. We expect 48-week data from this study in the first half of 2018.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Kyowa Hakko Kirin” for a description of our collaboration and license agreement with KHK.

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

In November 2016, we reported positive 78-week data from the Phase 2 study in LC-FAOD patients. The study was single-arm open-label and evaluated 29 pediatric and adult patients across three main symptom groups (musculoskeletal, liver/hypoglycemia, and cardiac). Patients needed to have moderate to severe LC-FAOD with significant disease in at least one of these domains or a frequent medical events history in order to enroll. The study began with a four-week run-in period to assess baseline data while on the standard of care therapy including MCT oil, if applicable. Patients on MCT oil then discontinued it and UX007 was titrated to a target dose of 25-35% of total daily caloric intake. Patients were followed to evaluate the acute effects of UX007 treatment over 24 weeks on several endpoints, including cycle ergometry performance, 12-minute walk test, liver disease/hypoglycemia, cardiac disease, and quality of life. Patients who opted to continue were treated for a total of 78 weeks, and rates of major medical events, such as rhabdomyolysis, hypoglycemia and cardiac events, were monitored and compared to rates for the two years prior to treatment with UX007. The study evaluated the safety and tolerability of UX007. The data showed a 48.1% reduction in the mean annualized rate of MCEs (Major Clinical Events) and a 50.6% reduction in the median annualized rate of MCEs after 78 weeks of treatment, compared to the annualized rates in the 18 months prior to treatment with UX007. There was a 50.3% reduction in the mean annualized duration of all MCEs and a 76.7% reduction in the median annualized duration of MCEs following 78 weeks of UX007 treatment. The safety profile was consistent with what has been previously observed with UX007.

In January 2018, we announced an update to our development plan for UX007 in LC-FAOD. Following an end-of-phase 2 meeting, we are working to provide additional information to submit to FDA for consideration of an early filing based on the results from the Phase 2 study.

The clinical effect observed was considered important, but it was not clear if there were dietary or other changes in the regimen as each patient crossed over onto UX007 that might have accounted for the improvement. We are working to provide additional information to FDA to support that the improvement demonstrated was likely due to UX007 and not any other changes. After this information is submitted and evaluated by FDA, we plan to determine with the FDA whether an early submission could be pursued. We are simultaneously finalizing a full protocol for a Phase 3, randomized, controlled study examining major clinical events as the primary endpoint as discussed with the FDA. This study would provide additional information that would be important in utilization and reimbursement long-term for UX007. If the FDA agrees to an early submission based on the Phase 2 study, the Phase 3 study would serve as a post-approval commitment for label expansion. Alternatively, the Phase 3 study could serve as a registrational study if an early filing is not possible.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Baylor Research Institute” for a description of our license agreement with Baylor Research Institute.

UX007 for the treatment of Glut1 DS

We are also developing UX007 for patients with Glut1 DS. Glut1 DS is caused by a mutation affecting the gene that codes for Glut1, which is a protein that transports glucose from the blood into the brain. Because glucose is the primary source of energy for the brain, Glut1 DS results in a chronic state of brain energy deficiency and is characterized by seizures, developmental delay, and movement disorder. There are currently no approved drugs specific to Glut1 DS. The current standard of care for Glut1 DS is the ketogenic diet, an extreme high-fat (70-80% of daily calories as fat)/low-carbohydrate diet, which generates ketone bodies as an alternative energy source to glucose, and one or more antiepileptic drugs. The ketogenic diet can be effective in reducing seizures but compliance can be difficult, and the effectiveness of the diet in the treatment of developmental delay and movement disorders has not been confirmed. In addition, ketogenic diet can lead to side effects including renal stones. In general, Glut1 DS patients are considered relatively refractory to antiepileptic drugs with only approximately 8% achieving seizure control on antiepileptic drugs alone. There are currently no antiepileptic drugs approved specifically for patients with Glut1 DS.UX007 is intended as a substrate replacement therapy to provide an alternative source of energy to the brain in Glut1 DS patients.

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

In April 2017, we screened the first patient in the Phase 3 study of UX007 for the treatment of Glut1 DS patients with the movement disorder phenotype. The study is a randomized, double-blind, placebo-controlled, cross-over study designed to assess the efficacy and safety of UX007 in approximately 40 patients who are experiencing disabling paroxysmal movement disorders associated with Glut1 DS. Movement disorder events are defined as disabling if they affect or limit a patient's ability to perform activities of daily living. Eligible patients are randomized in a 1:1 ratio to one of two treatment sequences. Patients in the first group will begin a two-week titration period followed by an eight-week treatment period on UX007. Patients will then begin a 2-week washout period, followed by a 2-week titration period and 8-week period on placebo. Patients in the second group will follow the same schedule but will start with placebo and then cross over to UX007. The primary endpoint compares the frequency of disabling paroxysmal movement disorder events during the 8-week treatment period with UX007, to the frequency of disabling movement disorder events during the 8-week placebo treatment period as recorded by a daily electronic diary. Secondary endpoints include the duration of disabling paroxysmal movement disorder events; walking capacity and endurance measured by the 12-minute walk test; patient-reported health-related quality of life assessments of physical function, mobility, upper extremity function, fatigue and pain; cognitive function and safety. Following the 22-week blinded crossover study period, patients may roll into the open-label extension period to continue on UX007 treatment. We expect data from this study in the second half of 2018.

DTX301 for the treatment of OTC deficiency

We are developing DTX301 as an adeno-associated virus 8, orAAV8, gene therapy product candidate designed for patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. We initiated patient dosing in our Phase 1/2 open-label clinical trial of DTX301 in August 2017. DTX301 has received Orphan Drug Designation in both the United States and Europe and Fast Track Designation in the United States.

In January 2018, we announced positive interim safety and efficacy data from the first dose cohort of the Phase 1/2 study of DTX301 in OTC deficiency. All three patients in the first, lowest-dose cohort received a single DTX301 dose of 2.0 × 10^12 GC/kg. As of the December 22, 2017 data cutoff date, two of the three patients had been followed for at least 12 weeks, the pre-defined endpoint for efficacy evaluation, and the third patient had been followed for 6 weeks. As of the cutoff date, there were no infusion-related adverse events and no serious adverse events reported. All adverse events were Grade 1 or 2 and resolved. The only treatment-related adverse events were mild, clinically asymptomatic and manageable elevations in alanine aminotransferase (ALT) in two patients, peaking at 45 (Patient 1) and 118 IU/L (Patient 2). These ALT elevations were mild and similar to what has been observed in other programs using AAV gene therapy. Both patients completed a standard tapering course of corticosteroids to treat the ALT elevations, and as of the data cutoff date, their ALT levels were in the normal range (below 40 U/L). The third patient had ALTs that remained in the normal range through six weeks. The first patient's rate of ureagenesis was normalized and maintained over 12 weeks. Their rate of ureagenesis at baseline was 200 umol/kg/hr (67% of normal, defined as 300 umol/kg/hr). At 6 weeks, their rate of ureagenesis increased to 335 umol/kg/hr (67% increase from baseline, 112% of normal). At 12 weeks, their rate of ureagenesis was 261 umol/kg/hr (30% increase from baseline, 87% of normal). The second patient did not show a clinically meaningful change in rate of ureagenesis over the 12-week period. The third patient showed a modest increase in ureagenesis from baseline over the first six weeks of treatment. This patient has not yet reached the 12-week post-dosing point. Full 12-week data from the first cohort is expected in March 2018. We expect to be able to move to the higher-dose second cohort (6.0 x 10^12 GC/kg) pending the data monitoring committee's review of the 12-week safety data for all three patients in this cohort. Data from this second cohort should be available in the second half of 2018.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—REGENXBIO Inc.” for a description of our license agreement with REGENXBIO Inc.

Other Development

In August 2017, we announced that a Phase 3 study evaluating aceneuramic acid extended release, or Ace-ER, in patients with GNE Myopathy did not achieve its primary endpoint of demonstrating a statistically significant difference in the upper extremity muscle strength composite score compared to placebo. The study also did not meet its key secondary endpoints. Adverse events were generally balanced between Ace-ER and placebo and safety was consistent with previously released Ace-ER data. We are discontinuing further clinical development of Ace-ER.

Preclinical Pipeline

DTX401 for the treatment of GSDIa

DTX401 is our AAV8 gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease and we estimate there are approximately 6,000 patients worldwide. We expect to submit an IND in the first half of 2018 and expect data from the first cohort of the Phase 1/2 study in the second half of 2018. DTX401 has been granted Orphan Drug Designation in the United States and Europe.

DTX201 for the treatment of Hemophilia A

DTX201 is our FVIII gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer Healthcare LLC, or Bayer. Hemophilia A is the most common form of hemophilia with approximately 144,000 patients worldwide. We expect to submit an IND for DTX201 in the second half of 2018.

rhPPCA (UX004) for the treatment of galactosialidosis

Recombinant human protective protein cathepsin-A, or rhPPCA, which we in-licensed from St. Jude Children’s Research Hospital, or St. Jude, in September 2012, is in preclinical development as an enzyme replacement therapy for galactosialidosis, a rare lysosomal storage disease for which there are no currently approved drug therapies. Similar to MPS patients, patients with galactosialidosis present with both soft tissue storage in the liver, spleen, and other tissues, as well as connective tissue (bone and cartilage) related disease. As with MPS VII, an enzyme deficiency results in accumulation of substrates in the lysosomes, causing skeletal and organ dysfunction, and death. We are continuing preclinical development of rhPPCA. Please see “—License and Collaboration Agreements—Preclinical Product Candidates—St. Jude Children’s Research Hospital” for a description of our license agreement with St. Jude.

UX068 for the treatment of creatine transporter deficiency (CTD)

UX068 is in preclinical development for the treatment of CTD, an X-linked recessive disorder due to mutations in the SLC6A8 gene. Patients with CTD can suffer from CNS deficits, seizures, progressive intellectual disability, autism, speech/language/gross motor delays, and muscle hypotonia and hypotrophy. CTD affects approximately 10,000 to 50,000 patients in developed world.

Collaboration with Arcturus Therapeutics, Inc. for mRNA therapeutics including UX053 for the treatment of glycogen storage disease type III (GSDIII)

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

The collaboration includes preclinical candidate UX053 for the treatment of GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII can cause hepatomegaly, hypoglycemia, hyperlipidemia, some progressive liver cirrhosis, and muscle disease later in life, and affects more than 10,000 patients worldwide.

Collaboration with Takeda Pharmaceutical Company Limited

We entered into a strategic partnership with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize therapies to treat rare genetic diseases in June 2016. As part of the collaboration, we received an exclusive license to one preclinical Takeda product candidate in a pre-determined field of use. We discontinued the development efforts on the pre-clinical compound in the pre-determined field of use. We have also established a five-year research collaboration with Takeda in which we will have the option to license up to five additional Takeda product candidates for rare diseases; accordingly, we continue to evaluate additional product candidates for potential addition to the collaboration. Please see “—License and Collaboration Agreements—Preclinical Product Candidates—Takeda Pharmaceutical Company Limited” for a description of our license agreement with Takeda.

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

With respect to burosumab, although we are not aware of any other products currently in clinical development for the treatment of XLH, it is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches such as gene therapy, to treat XLH. Most pediatric patients with XLH are managed using oral phosphate replacement and/or vitamin D therapy, which is relatively inexpensive and therefore may adversely affect our ability to commercialize burosumab, if approved, in some countries.

With respect to Mepsevii, we are not aware of any other compounds currently in clinical development for MPS VII, but it is possible that other companies may produce, develop, and commercialize compounds that might treat these diseases. Additionally, gene therapy and other therapeutic approaches may emerge for the treatment of lysosomal diseases. Bone marrow or stem cell transplants have also been used in MPS VII and in other lysosomal storage diseases and represent a potential competing therapy. Stem cell transplants have been effective in treating soft tissue storage and in having an impact on brain disease, but have not to date proven effective in treating bone and connective tissue disease. Typically, enzyme replacement therapy has had an impact on bone and connective tissue disease in other disorders when patients were treated early.

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

With respect to DTX301, the current treatments for patients with OTC deficiency are nitrogen scavenging drugs and severe limitations in dietary protein. Drug therapy includes sodium phenylbutyrate (Buphenyl) and glycerol phenylbutyrate (Ravicti), both nitrogen scavengers that help eliminate excess nitrogen, in the form of ammonia, by facilitating its excretion. During a metabolic crisis, patients routinely receive carbohydrate and lipid rich nutrition, including overnight feeding through a nasogastric tube, to limit bodily protein breakdown and ammonia production. In acute cases, ammonia must be removed by dialysis or hemofiltration. Liver transplant may also be a solution for OTC deficiency.

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

License and Collaboration Agreements

Our product and current product candidate pipeline have been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Following is a description of our significant license and collaboration agreements.

Approved Product

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

Clinical Product Candidates

Kyowa Hakko Kirin

In August 2013, we entered into a collaboration and license agreement with KHK. Under the terms of this collaboration and license agreement, as amended, we and KHK will collaborate on the development and commercialization of certain products containing burosumab in the field of orphan diseases in the United States and Canada, or the “profit-share territory”, and in the European Union and Switzerland, or the European territory, and we will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, we will be the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date; we will also be the lead party for core development activities conducted in Japan and Korea for which the core development plan is limited to clinical trials mutually agreed to by us and KHK. We will share the costs for development activities in the profit share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KHK and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit-share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. We have the primary responsibility for conducting certain research and development activities. We are obligated to provide assistance in accordance with the agreed upon development plan as well as participate on various committees. If burosumab is approved, we and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date, KHK will commercialize burosumab in the European territory, and we will develop and commercialize burosumab in Latin America. KHK will manufacture and supply burosumab for clinical use globally and will manufacture and supply burosumab for commercial use in the profit share territory and Latin America.

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

In May 2017, we signed an agreement with a wholly-owned subsidiary of KHK pursuant to which we were granted the right to commercialize burosumab in Turkey. KHK’s subsidiary has the option to assume responsibility for commercialization efforts from us, after a certain minimum period.

The collaboration and license agreement will continue for as long as products in the field of orphan diseases are sold in the profit-share territory, European territory, Turkey, or Latin America, unless the agreement is terminated in accordance with its terms.

KHK may terminate the agreement in certain countries or territories based upon our failure to meet certain milestones. Specifically, if we do not obtain U.S. or European marketing approval of burosumab for the treatment of XLH by a certain date, or make a first commercial sale, on a country-by-country basis, in Latin America by certain deadlines, KHK may terminate the agreement only with respect to the applicable territory or country in which the milestone was not timely met. In certain circumstances, we have the right to obtain an extension of the applicable deadline by making a payment to KHK in the low single-digit to low double-digit millions of dollars, depending on the milestone. Also, in the event of the occurrence of certain excusable delays, the deadline for meeting the applicable milestone above is extended to account for the period of the delay. Furthermore, either party may terminate the agreement for the material breach or bankruptcy of the other party. In any event of termination by KHK, unless such termination is the result of KHK’s termination for certain types of breach of the agreement by us, we may receive low single-digit to low double-digit royalties on net post-termination sales by KHK in one or more countries or territories, the amount of which varies depending on the timing of, and reason for, such termination. In any event of termination, our rights to burosumab under the agreement and our obligations to share development costs will cease, and the program will revert to KHK, worldwide if the agreement is terminated as a whole or solely in the terminated countries if the agreement is terminated solely with respect to certain countries.

Baylor Research Institute

In September 2012, we entered into a license agreement with Baylor Research Institute, or BRI, under which we exclusively licensed certain intellectual property related to triheptanoin. The license includes patents, patent applications, know-how, and intellectual property related to the composition and formulation of triheptanoin as well as its use in treating a number of orphan diseases, including LC-FAOD. The license grant includes the sole right to develop, manufacture, and commercialize licensed products for all human and animal uses. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products in select orphan indications. If we fail to meet our diligence obligations with respect to a specified orphan indication or set of orphan indications, BRI may convert our license to a non-exclusive license with respect to such orphan indication or set of orphan indications until we receive regulatory approval for licensed products in the applicable orphan indication or set of orphan indications. We are also obligated to pay a mid-single digit royalty on net sales to BRI, subject to certain reductions and offsets. Our obligation to pay royalties to BRI continues on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the first regulatory exclusivity granted with respect to such product in such country or the expiration of the last-to-expire licensed patent claiming such product in such country, in each case in connection with approval in such country for LC-FAOD or an orphan disease covered by our license from BRI. We may make future payments of up to $10.5 million contingent upon attainment of certain development milestones and $7.5 million if certain sales milestones are achieved. We may terminate the agreement for convenience at any time and either we or BRI may terminate the agreement for the material breach or bankruptcy of the other party. If we terminate for BRI’s breach or bankruptcy, our license from BRI will remain in effect, subject to our continued payment of reduced milestones and royalties. Unless terminated by its terms, this license agreement continues in full force and effect, on a product-by-product and country-by-country basis, until our royalty obligations expire, at which point our license from BRI with respect to such product in such country becomes irrevocable, perpetual, fully paid and royalty-free.

REGENXBIO Inc.

In October 2013, we entered into an exclusive license agreement with REGENXBIO Inc., or REGENX, under which we are developing products to treat hemophilia B, hemophilia A, OTC deficiency and GSD1a. Under the 2013 license agreement, REGENX granted us an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indications, subject to certain exclusions. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2013 license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, low to mid single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees, if any, owed by REGENX to its licensors as a result of our activities under the 2013 license agreement. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2013 license agreement will expire upon the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable in all the countries of the world. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. Subject to certain obligations to Bayer, we may terminate the 2013 license agreement upon prior written notice or for a material breach. REGENX may terminate the license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2013 license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

In March 2015, we entered into an option and license agreement with REGENX under which we are developing product candidates to treat PKU, citrullinemia type 1 and Wilson disease and have an option for another disease indication. The 2015 option and license agreement grants us an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indications, subject to certain exclusions. The exercise of our remaining option is subject to availability. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2015 option and license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, mid to high single-digit royalty percentages on net sales of licensed products, and mid-single to low double-digit percentages of any sublicense fees we receive from sublicenses for the licensed intellectual property rights. We are obligated to pay REGENX an upfront fee if we exercise our remaining option. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2015 option and license agreement will expire upon the expiration of the royalty obligations with respect to all licensed products for all licensed indications under all licenses granted under all exercised commercial options. Our remaining option terminates in 2019, unless we extend the date by paying an additional fee. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. We may terminate the 2015 option and license agreement upon prior written notice or for a material breach. REGENX may terminate the 2015 option and license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2015 option and license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

Preclinical Product Candidates

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

Takeda Pharmaceutical Company Limited

In June 2016, we entered into a collaboration and license agreement with Takeda. Under the terms of the license agreement, we obtained, among other things, an exclusive license for a pre-clinical compound from Takeda in a pre-determined field of use, which includes an option to an additional field of use for this product. We are responsible for the development costs for the pre-clinical compound pursuant to an initial development plan.

As part of the agreement, we established a five-year research collaboration with Takeda whereby the parties may mutually agree to add additional option products candidates to the collaboration, in which case we will bear the cost of the development activities, with certain exceptions, and terms to be negotiated

We also granted Takeda an exclusive option for Asian rights, for a limited period, to any licensed products and any additional products resulting from the collaboration, as well as an option to exclusively license one of our products for development and commercialization in Japan. If Takeda exercises any of its option rights to license a product pursuant to the agreement, Takeda will pay for the development costs within the licensed territory, will share in a portion of the global development costs, and will make a milestone payment upon regulatory approval. Takeda will also owe royalties on net sales in the licensed territory for any licensed product, depending on the development stage when the product is licensed as well as sales levels. The royalties related to the option to license our product, as well as the additional product are subject to future good faith negotiations at the time that the option is exercised.

We discontinued the development efforts on the pre-clinical compound in the pre-determined field of use. We continue to evaluate additional product candidates for potential addition to the collaboration.

Bayer

In June 2014, we entered into an agreement with Bayer to research, develop and commercialize AAV gene therapy products for treatment of hemophilia A. Under this agreement, we granted Bayer an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. We are responsible for the development of DTX201 through a proof-of-concept clinical trial, with reimbursement from Bayer for project costs. Bayer is responsible operationally, including for conducting the proof-of-concept clinical trial, and will incur the costs of the conduct of the trial. Upon the successful demonstration of clinical proof of concept, Bayer agreed to use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product.

Under the agreement, Bayer paid us an upfront cash payment and will pay us development and commercialization milestone payments, and tiered royalties based on product sales. The agreement expires on a licensed treatment-by-licensed treatment and country-by-country basis until the later of ten years from the date of first commercial sale or when patent claims have expired, lapsed, been abandoned, or been invalidated in such country. Either party may terminate the agreement for an uncured material breach by the other party. Bayer may terminate the agreement upon prior notice to us, either in its entirety or with respect to certain territories subject to the agreement. Bayer may also terminate the agreement upon notice of a product’s failure to meet certain criteria or after the successful completion of certain Phase I trials in the event Bayer makes a good faith determination that there is a material safety issue with respect to such product. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Bayer institutes certain actions. Under certain termination circumstances, we would have worldwide rights to the terminated program(s).

University of Pennsylvania

In January 2015, we entered into an agreement with the University of Pennsylvania to sponsor certain research of Dr. Wilson at University of Pennsylvania School of Medicine related to liver gene therapy and hemophilia. Under the agreement, the University of Pennsylvania granted us an option to obtain a worldwide, non-exclusive or exclusive, royalty-bearing license, with the right to sublicense, under certain patent rights conceived, created or reduced to practice in the conduct of the research. We are required to reimburse the University of Pennsylvania for filing, prosecuting and maintaining such patent rights unless and until we decline to exercise our option. The University is required to provide us with task-based, scientific reports of progress and results of the research, and granted us a royalty-free, nontransferable, non-exclusive right to copy and distribute any research reports furnished to us for any reasonable purpose, provided the results are not made publicly available until certain conditions are met, and the right to use, disclose and otherwise exploit the research results for any reasonable purpose, subject to similar restrictions on our public disclosure of the research results.

This agreement expired on December 31, 2017, but ongoing mutual commitments extend into 2018. The agreement may be extended further, or renewed, by mutual agreement. If extended or renewed, then either party may terminate the agreement if Dr. Wilson becomes unavailable and an acceptable substitute is not found within a certain period of time, or if we fail to mutually agree on an acceptable work plan and budget for the sponsored research. We may also terminate the sponsored research agreement upon written notice, as long as we have met all of our payment and performance obligations. Either party may terminate this agreement for an uncured material breach. In the event of termination, we shall pay University of Pennsylvania the amount needed to cover costs through the effective termination date as well as allowable commitments extending beyond the termination date (up to one-fourth of the total budget).

In May 2016, we entered into a research, collaboration and license agreement with the University of Pennsylvania under which we are collaborating on the pre-clinical development of gene therapy products for the treatment of citrullinemia type I, phenylketonuria, and Wilson disease, each, a Subfield. Under the agreement, we were granted an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, and a non-exclusive, worldwide, royalty-bearing right and license to certain University of Pennsylvania intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the agreement. We will fund the cost of the research program and will be responsible for clinical development, manufacturing and commercialization of each Subfield. In addition, we will be required to make milestone payments (up to a maximum of $5 million per Subfield) if certain development milestones are achieved over time, and to pay low to mid single-digit royalties on net sales of each Subfield’s licensed products. We will also make milestone payments per approved product if certain commercial milestones are achieved.

Patents and Proprietary Rights

The proprietary nature of, and protection for, our product, product candidates, processes, and know-how are important to our business. Our success depends in part on our ability to protect the proprietary nature of our product, product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek patent protection in the United States and internationally for our product, product candidates, and other technology. Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business. In addition to patent protection, we intend to use other means to protect our proprietary rights, including pursuing marketing or data exclusivity periods, orphan drug status, and similar rights that are available under regulatory provisions in certain countries, including the United States, Europe, Japan, and China. See “Government Regulation—U.S. Government Regulation — Orphan Designation and Exclusivity,” “Government Regulation—U.S. Government Regulation — Pediatric Studies and Exclusivity,” “Government Regulation—U.S. Government Regulation — Patent Term Restoration,” “Government Regulation—U.S. Government Regulation — Biosimilars and Exclusivity,” “Government Regulation—U.S. Government Regulation — Abbreviated New Drug Applications for Generic Drugs and New Chemical Entity Exclusivity,” and “Government Regulation—European Union Regulation — Orphan Designation and Exclusivity” below for additional information.

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

We seek regulatory approval for our product candidates in disease areas with high unmet medical need, significant market potential, and where we expect to have a proprietary position through patents covering various aspects of our product candidates, such as composition, dosage, formulation, use, and manufacturing process, among others. Our success depends in part on an intellectual property portfolio that supports our future revenue streams and erects barriers to our competitors. We are maintaining and building our patent portfolio by filing new patent applications, prosecuting existing applications, and licensing and acquiring new patents and patent applications.

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

We own or license a number of patents in the U.S. and foreign countries that cover our product, product candidates, or methods of their use. With respect to our owned or in-licensed issued patents in the U.S. and Europe, we may be entitled to obtain a patent term extension to extend the patent expiration date. For example, in the U.S., we can apply for a patent term extension of up to five years for one of the patents covering a product once the product is approved by the FDA, although the restoration period may not exceed 14 years following FDA approval of the product candidate. The exact duration of the extension depends on the time we spend in clinical studies as well as getting marketing approval from the FDA. The exclusivity positions for our commercial product, Mepsevii, and our clinical-stage product candidates as of December 31, 2017 are summarized below.

Mepsevii (Vestronidase Alfa) Exclusivity

We own three issued U.S. patents, one pending U.S. patent application, and corresponding foreign patent applications relating to the vestronidase alfa composition of matter and its use in the treatment of lysosomal storage disorders such as MPS VII. The patents in the U.S. expire in 2035. Any patents issuing from the pending application in the U.S. and the corresponding foreign pending patent applications would be projected to also expire in 2035. Mepsevii is additionally protected in the U.S. by regulatory data exclusivity until 2029 and by orphan drug exclusivity for treating MPS VII until 2024. Outside the U.S., we intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. In Europe, vestronidase alfa has received orphan drug designation for the treatment of MPS VII.

Burosumab Exclusivity

We have in-licensed rights from Kyowa Hakko Kirin Co., Ltd., or KHK, to patents and patent applications relating to burosumab and its use for the treatment of XLH and various other hypophosphatemic conditions. Pursuant to this license, we have rights to a number of issued patents and pending applications, including four U.S. patents and one pending U.S. application, as well as patents and applications in other jurisdictions covering generic and specific antibodies against FGF23 as well as their use for the treatment of XLH and related conditions. The patent terms for the issued patents in the U.S. are from 2022 to 2029 (without patent term extension), while the issued patents outside the U.S. expire between 2021 and 2028 (without patent extension). We also jointly own with KHK a pending application in the U.S. and corresponding foreign patent applications relating to dosing regimens for administration of anti-FGF23 antibodies, including burosumab. Any patents issuing from these jointly-owned applications would be projected to expire in 2035. We intend to pursue marketing and orphan drug exclusivity periods that are available to us under regulatory provisions in certain countries. Burosumab has received orphan drug designation in the U.S. and Europe for the treatment of XLH.

UX007 Exclusivity

We are the licensee or owner of patents and patent applications relating to UX007 and its use for a number of diseases including FAOD and Glut1 DS. We have an exclusive license from Baylor Research Institute, or BRI, to issued U.S. patents and pending U.S. patent applications, as well as corresponding foreign patents and applications, relating to the UX007 composition and its uses. In the U.S., the in-licensed BRI patent portfolio includes issued patents with claims covering the UX007 composition that expire between 2020 and 2025 (without patent term extension). The in-licensed BRI portfolio additionally includes an issued U.S. patent with claims covering the use of UX007 for the treatment of FAOD that expires in 2020 (without patent term extension) and an issued U.S. patent with claims covering the use of UX007 for the treatment of various movement disorders associated with Glut1 DS that expires in 2033 (without patent term extension). Outside the U.S., the in-licensed BRI portfolio includes issued patents with claims covering the use of UX007 for the treatment of FAOD that expire in 2020 and pending patent applications with claims covering the use of UX007 for the treatment of Glut1 DS that would expire in 2033 if issued. We also own a pending U.S. patent application and corresponding foreign patent applications relating to our pharmaceutical-grade UX007 composition. Any patents issuing from these owned applications would be projected to expire in 2034. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. UX007 has received orphan designation in the U.S. for FAOD and in Europe for various subtypes of FAOD, while UX007 for the treatment of Glut1 DS has received orphan drug designation in the U.S. and Europe.

DTX301 Exclusivity

We have in-licensed patents and patent applications owned by the University of Pennsylvania relating to various adeno-associated viruses and vectors utilizing the capsids of those viruses. These patents and patent applications are licensed or sublicensed to REGENXBIO and sublicensed to us. Our product candidate DTX301 utilizes an AAV8 capsid and a codon-optimized version of the OTC gene. The in-licensed patents relevant to the AAV8 capsid expire between 2022 and 2024 in the U.S., and 2022 elsewhere. Our in-license also includes a pending application in the U.S. and corresponding foreign patent applications directed to the codon-optimized version of the OTC gene used in DTX301. Any patents issuing from these applications relating to the codon-optimized OTC gene would be projected to expire in 2035. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. DTX301 for the treatment of OTC deficiency has received orphan drug designation in the U.S. and Europe.

Trademarks

We have registered trademarks covering the Ultragenyx word mark in the U.S. and multiple other jurisdictions. In addition, we have a registered trademark in the U.S. covering a stylized design of our Ultragenyx Pharmaceutical logo. We also have pending trademark applications in the U.S. and multiple other jurisdictions relating to our Mepsevii brand name for vestronidase alfa.

Other

We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our ownership of know-how and trade secrets through an active program of legal mechanisms including assignments, confidentiality agreements, material transfer agreements, research collaborations, and licenses.

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product and product candidates for use in preclinical, clinical, and commercial applications and intend to do so in the future. We do not own or operate manufacturing facilities for the cGMP production of clinical or commercial quantities of our product candidates. We do, however, have process and analytical development capabilities focused on the gene therapy technologies. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has minimized the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee our contract manufacturers. All of our third-party manufacturers will be subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our drugs for commercial sales.

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

Product

The Mepsevii drug substance and drug product are manufactured by Rentschler Biopharma SE, or Rentschler, under non-exclusive commercial supply and services agreements effective December 2017 and January 2018, respectively. The drug substance agreement has an initial term of five years, which will be automatically extended for another five years following the initial term, and will continue in full force and effect for its term unless earlier terminated. Following the initial term, we and Rentschler can withdraw from the agreement without cause upon prior notice for specified periods. In addition, either party may terminate the agreement if the other party breaches a material provision of the agreement and such breach remains uncured for a specified period following receipt by the breaching party of written notice of such breach. The drug product agreement expires on December 31, 2025 and will continue in full force and effect for its term unless earlier terminated. Either party may terminate the agreements with immediate effect if the other party violates or breaches certain obligations set forth in the agreement, undergoes a material change in control, or infringes its intellectual property rights. We can also terminate the agreements if Rentschler loses the right to operate under the agreement. Either party can also terminate the agreements if Rentschler is unable to deliver its agreed upon services for a certain period in the case of a force majeure event. The cell line to produce Mepsevii is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available. Under the drug product agreement, the last product will be produced no later than June 30, 2019, unless this date is extended in accordance with the agreement. We intend to transfer the drug product manufacturing to a new site as the Rentschler drug product manufacturing in Laupheim, Germany is being discontinued.

Product Candidates

Burosumab

The drug substance and drug product for burosumab are made by KHK in Japan under the collaboration and license agreement with KHK. The cell line to produce burosumab is specific for this product and is in KHK’s control. All other raw materials are commercially available.

UX007

The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo GmbH, or IOI Oleo, in Germany under an exclusive worldwide supply agreement, subject to certain limitations, executed in 2012 with an initial term of three years. The agreement automatically renews for two-year periods at the end of each then current term unless either party notifies the other party of its intention not to renew in writing at least three calendar months before the expiration of the then current term. Additionally, if a party materially breaches an obligation under the agreement and does not cure such breach within 60 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. Multiple parties have manufactured the UX007 drug product for us, which is not considered a very specialized task.

DTX301

The drug substance and drug product for DTX301, our AAV product candidate, are manufactured on a non-exclusive basis by a contract manufacturing organization, or CMO, pursuant to cGMP requirements. Since the beginning of 2015, this CMO has successfully completed two cGMP drug substance batches and two drug product batches of DTX301.

DTX 301 is currently manufactured using HEK293 adherent mammalian cells. Adherent and suspension HEK293 cells are straightforward to grow and transfect readily, and as a result, are widely used in the biotechnology industry to produce therapeutic proteins and viral vectors for gene therapy on a small scale. Vectors produced using HEK293 cells have been, or are being, used safely in multiple clinical trials, including trials conducted in the United States and European Union by other biopharmaceutical companies and academic government institutions. A key advantage of the HEK293 cell manufacturing system is flexibility and the relative speed with which AAV vectors can be manufactured for early Phase 1/2 clinical trials, allowing the establishment of early indications of therapeutic benefit in patients. As we advance and scale up our processes for Phase 3 clinical and commercial scale manufacturing, we intend to transition from the HEK293 cell manufacturing scale used for our DTX301 Phase 1/2 programs to a cell-based suspension bioreactor format.

Commercialization and Product Support

We have built our own commercial organizations in North America, Europe and Latin America to effectively support the commercialization of our product and product candidates and we expect to expand these efforts. We may elect to utilize strategic partners, distributors, or contract organizations to assist in the commercialization of our products. The commercial infrastructure for rare disease products typically consists of a targeted, specialty field organization that calls on a limited and focused group of physicians supported by field management, UltraCare liaisons (our commercial field force), internal support, and distribution support. One challenge, unique to commercializing therapies for rare diseases, is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations. Our management team will focus on maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

Additional capabilities important to the rare disease marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, and government accounts. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to regulatory approval of the products that they are intended to support.

We continue to build a medical affairs organization and multiple capabilities across North America, Europe and Latin America to meet the scientific needs of the healthcare providers and patients in the rare disease community, focusing on providing accurate and balanced disease state and product information across our portfolio for appropriate management of patients with rare disorders.

Medical affairs is comprised of the following capabilities in support of our mission: medical information, patient advocacy, patient diagnosis, medical scientific liaisons, research and educational grants. Medical affairs will engage as early as Phase I and will continue work throughout the lifecycle of each product and product candidate as dictated by the specific scientific needs in each therapeutic area.

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

•	preparation of and submission to the FDA of a new drug application, or NDA, or BLA, after completion of all pivotal clinical studies;
•	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;
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

•

the EU General Data Protection Regulation (GDPR), replacing the EU Data Protection Directive (95/46/EC), effective May 25, 2018, which seeks to harmonize data privacy laws across Europe to ensure data subjects’ fundamental right to privacy in the EU in the digital age by imposing requirements and limitations relating to the processing, storage, purpose of collection, accuracy, security and transmission of personal data and the notification of regulation authorities about data breaches, accompanied by a strong sanctioning mechanism;

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

Additional Regulation

The U.S. Foreign Corrupt Practices Act or FCPA, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the United Kingdom, that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. In addition to these anti-corruption laws, we are subject to import and export control laws, tariffs, trade barriers, economic sanctions and regulatory limitations on our ability to operate in certain foreign markets.

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

Employees

As of December 31, 2017, we had 520 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We recognized $231.6 million, $183.2 million, and $114.7 million in research and development expense in the years ended December 31, 2017, 2016, and 2015, respectively.

Financial Information about Segments

We operate in a single accounting segment — the identification, acquisition, development and commercialization of novel products for the treatment of rare and ultra-rare diseases. Please refer to Note 1, “Organization and Basis of Presentation,” of the notes to our consolidated financial statements. For the years ended December 31, 2017, 2016 and 2015, our revenues were $2.6 million, $0.1 million and $0, respectively, and we incurred net losses of $302.1 million, $245.9 million and $145.6 million, respectively. As of December 31, 2017, 2016 and 2015, our total assets were $490.8 million, $540.6 million and $559.6 million, respectively.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Annual Report, including our financial statements and notes thereto, before deciding to invest in our common stock. If any of the following risks actually materialize, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history on which to assess our business, have incurred significant losses since our inception, and anticipate that, excluding non-recurring events, we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010, including net losses of $302.1 million, $245.9 million, and $145.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product and product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on non-recurring events, the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Our future revenue will depend upon the size of any markets in which our product is approved and any of our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement, and adequate market share for our product and product candidates in those markets. However, even if we obtain adequate market share for our product and product candidates, because the potential markets in which our product and product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable despite obtaining such market share and acceptance of our product and product candidates that may receive approval.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, excluding non-recurring events. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish Medical Affairs field teams to initiate relevant disease education;
•	establish a marketing and distribution infrastructure and field force to commercialize our product and any product candidates for which we may obtain marketing approval;
•	continue to establish our international subsidiaries;
•	continue to operate as a public company and comply with legal, accounting and other regulatory requirements;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies, and/or businesses;
•	make milestone or other payments under any license or other agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our planned future commercialization efforts; and
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

We have one product approved for commercialization but have not generated any significant revenue from product sales. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully commercialize our product and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating significant revenue from product sales in the near future. Our ability to generate substantial future revenue from product sales, including named patient sales, and to potentially be profitable depends heavily on our success in many areas, including but not limited to:

•	completing research and nonclinical and clinical development of our product candidates;
•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•

developing a sustainable and scalable manufacturing process for our product and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the processes and provide adequate (in amount and quality) product supply to support clinical development and the market demand for our product and product candidates, if approved;

•	launching and commercializing our product and product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our product and product candidates as viable treatment options;
•	obtaining adequate reimbursement and pricing for our product and product candidates;
•	our ability to sell our product and product candidates on a named patient basis or through an equivalent mechanism and the amount of revenue generated from such sales;
•	addressing any competing technological and market developments;
•	identifying, assessing, licensing, acquiring, and/or developing new product candidates, technologies, and/or businesses;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter, any amendments thereto or extensions thereof;
•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•	attracting, hiring, and retaining qualified personnel.

We anticipate incurring significant costs associated with commercializing our product and any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the approved indication(s), the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved. For example, the development of burosumab and UX007 is an important part of our current business strategy; if we are unable to obtain regulatory approval for the target product profile, our business may suffer.

We expect we will need to raise additional capital to fund our activities. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

As we continue to advance our product candidates through preclinical and clinical development and increase our commercialization efforts, we expect our expenses to increase substantially in connection with our ongoing activities.

As of December 31, 2017, our available cash, cash equivalents, and investments were $244.5 million. We will likely require additional capital to commercialize our product and to obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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
•

the terms and timing of any collaborative, licensing, acquisition, and other arrangements that we may establish, including any required milestone, royalty, and reimbursements or other payments thereunder.

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we are granted priority review vouchers in connection with regulatory approvals for our product candidates, we may be unable to sell the vouchers or, if we do sell the vouchers, we may have to sell them on unfavorable terms and at prices that are lower than expected. Regulatory authorities may also cease granting such vouchers in the future. We could also be required to seek funds through collaborative partnerships, strategic alliances, and licensing or other arrangements and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of our product and any approved product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

Risks Related to the Discovery and Development of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain outcomes and the potential for substantial delays, and the results of earlier studies may not be predictive of future study results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies for burosumab and UX007 do not ensure that later clinical studies will demonstrate similar results. For example, our Phase 3 study that evaluated Ace-ER in patients with GNE myopathy did not achieve its primary or secondary endpoints and efficacy results from our Phase 2 study of UX007 in Glut1 DS patients with seizures did not meet the primary endpoint. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. For example, for our Glut1 DS Phase 3 clinical trial, we have proposed utilizing a patient diary to track movement disorder events. Based on FDA feedback expressing concern about the clinical meaningfulness of all such events tracked, we modified the clinical endpoint. Even so, there is no guarantee that these modifications to the endpoint will be acceptable to the FDA. Given the illness of the subjects in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

•	failure to demonstrate a starting dose for our product candidates in the clinic that might be reasonably expected to result in a clinical benefit;
•	delays or failures in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with contract research organizations, or CROs, clinical study sites, and other clinical trial-related vendors;
•	failure or delays in obtaining required regulatory agency approval and/or IRB or EC approval at each clinical study site or in certain countries;
•	failure to correctly design clinical studies which may result in those studies failing to meet their endpoints;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs or ECs and/or regulatory agencies to proceed with clinical studies;
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing general and administrative support for these operations. We cannot be certain that any clinical studies will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete nonclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no significant revenue from sales of drugs, and we may never be able to develop or successfully commercialize an additional marketable drug.

Each of our product candidates is in development and will require additional clinical development; management of nonclinical, clinical, and manufacturing activities; regulatory approval; obtaining adequate manufacturing supply; building a commercial organization; significant marketing efforts; and reimbursement before we generate any significant revenue from commercial product sales, if ever. For burosumab, we filed for conditional marketing authorization in the EU in late 2016 based on Phase 1/2 and Phase 2 data, and we filed a BLA in the US in August 2017 based on Phase 2 data for the XLH pediatric indication and Phase 3 data for the adult XLH indication. For Mepsevii, which was approved in the US in November 2017, we filed a MAA in the EU, which was accepted for review in the first half of 2017, based on Phase 3 data. There can be no assurance that we will be able to secure approval with the current filings, for the specified indications, or within projected time periods. For example, in November 2016, we withdrew our first filing application for regulatory approval that sought conditional marketing authorization in the EU for Ace-ER, and in August 2017 we discontinued further clinical development of Ace-ER. Even if we obtain regulatory approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies could be required for a conditional marketing authorization and could fail to demonstrate sufficient safety and efficacy to obtain full approval.

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
•

we estimate that approximately 8,000 patients in the developed world suffer from late-onset OTC deficiency, for which DTX301 is being studied, and these all may not be treatable if they are immune to the virus.

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

Our future success is dependent on our ability to successfully commercialize our product and develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for one product, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

Furthermore, the disease states we are evaluating often will not have clear regulatory paths for approval and/or do not have validated outcome measures. In these circumstances, we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. For example, for patients with XLH there is no available regulatory precedent describing requirements for obtaining approval to treat this disease, and there are no validated patient-reported outcome measures that are specific to this disease. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies. For example, patients with FAOD and Glut1 DS have a highly heterogeneous disease course, which may impact our ability to determine the true treatment benefit of our product candidates in these patients.

This lengthy and uncertain approval process, as well as the unpredictability of the clinical and nonclinical studies, may result in our failure to obtain regulatory approval to market any of our product candidates, or delayed regulatory approval, which would significantly harm our business, results of operations, and prospects.

FDA, the U.S. National Institutes of Health, or NIH, Health Canada, and the EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our gene therapy product candidates, which may be difficult to predict.

The clinical trial requirements of FDA, the NIH, Health Canada, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as our gene therapy product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only one AAV gene therapy product, Glybera from uniQure N.V., or uniQure, has received marketing authorization from the European Commission and one AAV gene therapy product, LUXTURNA™ (voretigene neparvovec) from Spark Therapeutics, has been approved in the United States. Different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction.

Additionally, FDA, the NIH, Health Canada, and the EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as U.S. congressional committees and foreign governments, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. For example, in 1999, a patient suffering from OTC deficiency died during a gene therapy clinical trial that utilized an adenovirus vector. It was discovered that adenoviruses could generate an extreme immune system reaction that can be life-threatening. Thereafter, in January 2000, FDA halted that trial and began investigating 69 other gene therapy trials underway in the United States. Eventually, 28 trials were reviewed, with 13 requiring remedial action. Subsequently, in 2003, FDA suspended 27 additional gene therapy trials involving several hundred patients after learning that a child treated in France had developed leukemia.

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. Prior to submitting an IND, our human gene therapy clinical trials are subject to review by the NIH Office of Biotechnology Activities’, or OBA’s, Recombinant DNA Advisory Committee, or the RAC. As of April 2016, the updated NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (institutional review board, or IRB, or the institutional biosafety committee, or IBC) to request a public RAC review based on their own review of the protocol and NIH requirements. Regardless of the request for public review, NIH RAC members make their own assessment as to whether the protocol would significantly benefit from a public RAC review. The RAC’s recommendations are shared with FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. Moreover, under guidelines published by the NIH, patient enrollment in our gene therapy clinical trials cannot begin until, among other things, the investigator for that clinical trial has received a letter from the OBA indicating that the protocol registration process has been completed. Upon receipt of the letter from OBA confirming completion of protocol registration the investigator may obtain final approval from the oversight bodies and patient enrollment may begin if all other applicable regulatory authorizations have been obtained.

If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body, or bodies, approval can be issued. While the RAC completed its initial public review for DTX301 and DTX201, approving the protocols and issuing written recommendations, the RAC will continue to review DTX301 and DTX201, and may recommend additional public reviews in the future with respect to DTX301, DTX201, or any of our other product candidates. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post- approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Some of our product candidates are in the early stages of development and the safety profile has not been established. For example, in completed Phase 2 study, LC-FAOD patients treated with UX007 experienced treatment-related adverse events, the most common of which were diarrhea, abdominal/gastrointestinal pain and vomiting. There were no deaths, but there was one treatment-related serious adverse event of moderate gastroenteritis with vomiting. In a completed Phase 2 seizure study, Glut1 DS patients with seizures treated with UX007 experienced treatment-related adverse events, the most common of which were vomiting, diarrhea, and abdominal pain. There were no deaths, and no treatment-related serious adverse events. Gene therapy product candidates using AAV vectors, like DTX301, have been associated with immunologic reaction to the capsid protein or gene at early time points after administration. For example, in our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, we observed elevated laboratory alanine transaminase levels, or ALTs. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. In addition, theoretical side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. Future product candidates may also cause these or similar side effects as development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

Additionally, even though we received regulatory approval for Mepsevii and even if our product candidates receive marketing approval in the future, if we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the product’s label or restrict the product’s approved use;

•	we may be required to create a REMS plan;
•	patients and physicians may elect not to use our products, or reimbursement authorities may elect not to reimburse for them; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

If preclinical studies for DTX401 for GSDIa, DTX201 for hemophilia A, DTX701 for Wilson disease, DTX501 for PKU, and DTX601 for citrullinemia type I, or all of our future product candidates do not result in the determination of a minimally effective dose range, we may not obtain the regulatory approvals required to initiate clinical testing.

As with any systemically delivered adeno-associated virus, or AAV, gene therapy, it is important that we accurately determine a minimally effective dose in order to successfully execute our clinical trial. Exposure to the AAV virus has been shown to induce the production of neutralizing antibodies, which can reduce or eliminate the therapeutic effect of subsequently administered intravenous AAV therapies such as our product candidates. Because of the potential for immune response producing neutralizing antibodies making patients ineligible for a second dose of that vector, clinical trials are required to determine the minimum effective dose and the maximum safe dose. If our preclinical studies fail to demonstrate a starting dose in the clinic that might be reasonably expected to result in a clinical benefit, regulatory agencies may not approve the start of our clinical trials. In addition, even if we start our clinical program, we may not be able to recruit patients who will seek assurance of a clinical benefit following administration of our therapy.

Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory scrutiny.

Our product and any product candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical studies, and surveillance to monitor the safety and efficacy of the product candidate. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval or conditional marketing authorization pathways, we would be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will be required to report certain adverse events and manufacturing problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may promote our products only for indications or uses for which they have approval. The holder of an approved NDA, BLA, MAA, or other comparable application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process.

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

Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, earlier gene therapy trials led to several well- publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. The risk of cancer remains a concern for gene therapy and we cannot assure you that it will not occur in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products, particularly AAV gene therapy products such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our gene therapy product candidates, stricter labeling requirements for those gene therapy product candidates that are approved and a decrease in demand for any such gene therapy product candidates, all of which would have an adverse effect on our business, financial condition, results of operations and prospects.

Our transition from HEK293 to a HeLa platform may require additional toxicology and comparability studies for gene therapy product candidates, which may result in delays to the approval process for our current or future programs and increased costs resulting from additional preclinical trials.

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, and HeLa cells, the latter an immortal cell line used in scientific research. HeLa is the oldest and most commonly used human cell line. We are conducting our Phase 1/2 trial of DTX301, and plan to conduct our Phase 1/2 trials of DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. We plan to conduct our Phase 1/2 trial of DTX201 using viral vectors produced on the HeLa platform. For Phase 3 studies and commercial production of each of our gene therapy product candidates, we plan to use HeLa. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 and HeLa platforms, FDA or other regulatory authorities may require additional toxicology and/or a clinical bridge study, or comparability study, the latter showing comparability of vectors produced on the HeLa platform prior to commencing Phase 3 trials of DTX301, DTX401, DTX701, DTX501, and DTX601 delaying the development process. For example, while FDA has agreed to our plan, other regulators may require additional assessments of HeLa material during the manufacturing of our products as well as additional animal studies. In addition, if we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions.

If we are unable to identify, source, and develop effective predictive biomarkers, or our collaborators are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

We currently anticipate that we will need companion diagnostics to determine whether or not we can dose a particular patient with each of our products. We expect to use predictive biomarkers to identify the right patients for certain of our product candidates. For example, to evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and ureagenesis. We cannot assure you that 13C-acetate or any other future potential biomarker will in fact prove predictive, be reliably sourced, or be accepted by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of DTX301. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase 1/2 clinical trial. We intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into any such agreement on favorable terms, or at all.

Companion diagnostics are subject to regulation by FDA and similar regulatory authorities outside the United States as medical devices and require regulatory clearance or approval prior to commercialization. In the United States, companion diagnostics are cleared or approved through FDA’s 510(k) premarket notification or premarket approval, or PMA, process. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted 510(k) premarket notification, PMA or equivalent application types in jurisdictions outside the United States, may cause delays in the approval, clearance or rejection of an application. Given our limited experience in developing and commercializing diagnostics, we expect to rely in part or in whole on third parties for companion diagnostic design and commercialization. We and our collaborators may encounter difficulties in developing and obtaining approval or clearance for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates.

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

We have relied upon and plan to continue to rely upon third parties, including CROs, collaborative partners, and independent investigators to analyze, collect, monitor, and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates regarding costs and efforts completed, and we control only certain aspects of their activities. For example, we will rely on our partner Arcturus for the design and optimization of initial product candidates under our messenger RNA collaboration. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors and partners are required to comply with GMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or other vendors and partners, including the sites at which clinical studies are conducted, fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may deny approval and/or require us to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the approval process. We cannot make assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with products produced under GMP regulations. If the regulatory authorities determine that we have failed to comply with GLP, GMP, or GCP regulations, they may deny approval of our product candidates and/or we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

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

We rely on third parties to manufacture our product and most of our product candidates. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We have limited infrastructure or capability internally to manufacture our product and product candidates, and we lack the resources and the capability to manufacture most of our product candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product and our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to, among other things, the failure of a manufacturer to provide a drug substance or drug product of sufficient quantity or quality, or the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, and could also impair named patient sale supply of our product candidates, which could harm our business and results of operations.

We expect our manufacturing strategy will involve the use of one or more CMOs as well as establishing our own capabilities and infrastructure, including at our Woburn, MA facility where we will support continued innovation in vector optimization and development of manufacturing processes required for IND-enabling studies and the reliable production of high quality AAV vectors at commercial scale. We expect that development of our own process development facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. Additionally, given that cGMP gene therapy manufacturing is a nascent industry, there are a small number of CMOs with the experience necessary to manufacture our gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

Gene therapy products and product candidates are novel, complex, expensive and difficult to manufacture. We could experience manufacturing problems that result in delays in our gene therapy development or commercialization programs or otherwise harm our business.

The manufacturing process used to produce our gene therapy product candidates is complex, novel and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Our gene therapy product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as our gene therapy ones generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate is consistent from lot to lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, noncompliance with regulatory requirements, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our gene therapy manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. We also may not be able to complete scaling up of our facility in Woburn, MA, and this facility may not enable the expansion of our internal manufacturing process discovery and development to the extent we anticipate, or at all.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit the supply of our product candidates.

The process of manufacturing our product and product candidates is complex, highly regulated, and subject to several risks, including but not limited to those listed below.

•

The process of manufacturing our product and product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for our product and any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product and product candidates or in the manufacturing facilities in which our product and product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•

The manufacturing facilities in which our product and product candidates are made could be adversely affected by equipment failures, labor shortages, raw material shortages, natural disasters, power failures, and numerous other factors.

Any adverse developments affecting manufacturing operations for our product and product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our product and product candidates. Due to their stage of development, small volume requirements, and infrequency of batch production runs, we carry limited amounts of safety stock for our product and product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product and product candidates that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

The drug substance and drug product for our product and most of our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the necessary drug substance or drug product, could materially and adversely affect our business.

We acquire most of the drug substances and drug products for our product and product candidates from single sources. The drug substance and drug product for burosumab are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for Mepsevii are manufactured by Rentschler under a commercial supply and services agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. For DTX301, a CMO manufactures clinical materials pursuant to cGMP requirements. We have not currently secured any other suppliers for the drug substance or drug product of our product and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the commercialization of our product or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the commercialization of our product or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

Additionally, the cost to us for the supply of our product and product candidates manufactured by such third parties may be high and could limit our profitability, even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our product and product candidates in a compliant and timely manner. Furthermore, KHK is our sole supplier of commercial quantities of burosumab. The supply price to us for commercial sales of burosumab, which will be determined on a fixed double-digit percentage of net sales, will be higher than the typical cost of goods sold by companies focused on rare diseases.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and vitamin D therapy, which may compete with burosumab. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with UX007. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with UX007. OTC deficiency is currently treated with nitrogen scavenging drugs and severe limitations in dietary protein, which may compete with DTX301. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, startups, academic research institutions, government agencies, and public and private research institutions. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

We continue to build and evolve an integrated commercial organization. If we are unable to expand our existing commercial infrastructure or enter into agreements with third parties to market and sell our product candidates, as needed, we may be unable to generate significant revenue.

In preparation to successfully commercialize Mepsevii as well as any additional products that may result from our development programs, we have begun to build commercial infrastructure in the United States, Europe and Latin America. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. This will be expensive and time consuming. Any failure or delay in the expansion of this infrastructure may adversely impact the commercialization of our approved products.

Although our employees may promoted other similar products in the past while employed at other companies, we, as a company, have limited, recent experience selling and marketing our product. Further, given our limited experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire large teams to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more commercial personnel than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or private payors will decide with respect to reimbursement for products such as ours, especially our gene therapy product candidates as there is a limited body of established practices and precedents for gene therapy products.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for our product, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies, our product, and our product candidates. Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology, our product, and our product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product or product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product or product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, or invalidated. For instance, in June 2017, a third party filed an opposition with the European Patent Office challenging the validity of a European patent owned by the University of Pennsylvania and sub-licensed to us from REGENXBIO relating to the AAV8 capsid used in our DTX301 product candidate. This opposition is in its very early stages and we are unable to estimate the timing or outcome of this matter. Furthermore, even if the patents and patent applications we own or in-license are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product or product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We, independently or together with our licensors, have filed several patent applications covering various aspects of our product or product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

Although we have a number of patents or applications covering methods of use and certain compositions of matter, we do not have complete patent protection for our product and product candidates in all territories. For example, there are no issued patents covering the burosumab composition of matter in Latin America where we have rights to commercialize the compound. Therefore, a competitor could develop the same antibody or a similar antibody as well as other approaches that target FGF23 for potential commercialization in Latin America, subject to any intellectual property rights or regulatory exclusivities awarded to us. If we cannot obtain and maintain effective patent rights for our product or product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for burosumab, vestronidase alfa, UX007, and DTX301, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the courts have only begun to address these provisions. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” invalidating Myriad Genetics’ patents on the BRCA1 and BRCA2 genes. Certain claims of our licensed U.S. patents covering DTX301 relate to isolated AAV8 vectors, capsid proteins, or nucleic acids. To the extent that such claims are deemed to be directed to natural products, or to lack an inventive concept above and beyond an isolated natural product, a court may decide the claims are invalid under Myriad. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

If we are unable to maintain effective proprietary rights for our product, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product or product candidate discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of others. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by other parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product or product candidates may be subject to claims of infringement of the patent rights of these other parties.

Other parties may assert that we are employing their proprietary technology without authorization. There may be patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product or product candidates. We have conducted freedom to operate analyses with respect only to our product and certain of our product candidates, and therefore we do not know whether there are any patents of other parties that would impair our ability to commercialize all of our product candidates. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product or product candidates may infringe.

We are aware of three third-party patent families that include issued U.S. patents with claims that, if valid and enforceable, could be construed to cover DTX301, if and when approved, or methods of its manufacture. We are also aware of an additional three third-party patent families that include issued European claims that, if valid and enforceable, could be construed to cover certain methods that may be used in the manufacture of DTX301. In addition, other parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any of these patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of our product or any of our product candidates, methods of use, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize our product or a product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to continue commercialization of our product, or block our ability to develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of burosumab, vestronidase alfa, and DTX301.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to burosumab, vestronidase alfa, and DTX301. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. Moreover, it is not known whether the BPCI Act will survive in whole or in part if the Affordable Care Act is repealed. As a result, its ultimate impact, implementation, meaning, and long-term existence are subject to uncertainty. Elimination or modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for burosumab, vestronidase alfa, and DTX301.

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

Additional competitors could enter the market with generic versions of our small-molecule product candidates, which may result in a material decline in sales of UX007 or future small-molecule product candidates.

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

In addition, we have in-licensed patents and patent applications owned by the University of Pennsylvania, relating to the AAV8 vector used in DTX301. These patents and patent applications are licensed or sublicensed by REGENXBIO and sublicensed to us. We do not have the right to control the prosecution of these patent applications, or the maintenance of any of these patents. In addition, under our agreement with REGENXBIO, we do not have the first right to enforce the licensed patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use the licensed patents to exclude others from commercializing competitive products. Moreover, REGENXBIO and the University of Pennsylvania may have interests which differ from ours in determining whether and the manner in which to enforce such patents.

If KHK, the University of Pennsylvania, or any of our future licensing partners fail to appropriately prosecute, maintain, and enforce patent protection for the patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License and Collaboration Agreements” in this Annual Report for a description of our license agreements with KHK, Baylor Research Institute, Saint Louis University, Bayer, REGENXBIO, and the University of Pennsylvania, which include descriptions of the termination provisions of these agreements.

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

Competitors may infringe our patents or the patents of our licensors. Although we are not currently involved in any intellectual property litigation, if we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our product or one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Interference proceedings or derivation proceedings now available under the Leahy-Smith Act provoked by third parties or brought by us or declared or instituted by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition, the validity of our patents could be challenged in the USPTO by one of the new post grant proceedings (i.e., inter partes review or post grant review) now available under the Leahy-Smith Act. Our defense of litigation, interference proceedings, or post grant proceedings under the Leahy-Smith Act may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise sufficient capital to continue our clinical studies, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity. Therefore, obtaining and enforcing such patents is costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty about our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on our product or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners such as KHK may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States and for various subtypes of FAOD in Europe, as well as for UX007 for the treatment of Glut1 DS, burosumab, Mepsevii, and DTX301 in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Our operating results would be adversely impacted if our intangible assets become impaired.

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (“IPR&D”) of $129.0 million and an acquired contract asset of $12.5 million as of December 31, 2017. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments since inception.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed field marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate are described under “Business—Government Regulation” in this Annual Report. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In particular, our research and development activities and our and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates, such as viruses, and other hazardous compounds, which subjects us to laws and regulations governing such activities. In some cases, these hazardous materials and various wastes resulting from their use are stored at our or our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, and business operations or environmental damage that could result in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages—and such liability could exceed our resources—and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

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

Our corporate headquarters and one of our laboratories are located in the San Francisco Bay Area, and our collaboration partner for burosumab, KHK, is located in Japan, which have both in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaborators, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

We may acquire other companies or products or engage in strategic transactions, which could divert our management’s attention and cause us to incur various costs and expenses.

We may acquire or invest in businesses or products that we believe could complement or expand our business or otherwise offer growth opportunities. For example, we acquired Dimension in November 2017. The pursuit of potential acquisitions or investments may divert the attention of management and may cause us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in entering into an agreement for such transactions.

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

•	the perception of limited market sizes or pricing for our product and product candidates;
•	decisions by our collaboration partners with respect to the indications for our product candidates in countries where they have the right to commercialize the product candidates;
•	decisions by our collaboration partners regarding market access and pricing in countries where they have the right to commercialize our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product and product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	the perception of the pharmaceutical industry’s approach to drug pricing;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	the integration and performance of any businesses we acquire;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2017, 1,070,108 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2017, 1,782,441 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future nor may we ever achieve profitability. To the extent that we continue to generate taxable losses, unused taxable losses will, subject to certain limitations, carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. An analysis to determine limitations upon our NOL carryforwards and other pre-change tax attributes for ownership changes that have occurred previously has been performed, resulting in a permanent decrease of federal and state NOL carryforwards in the amount of $7.2 million and a permanent decrease in federal research tax credit carryforwards in the amount of $0.2 million. As a result of these decreases and others that may occur as a result of future ownership changes, our ability to use our pre-change NOL carryforwards and other tax attribute carryforwards to offset U.S. federal taxable income and tax liabilities is limited and may become subject to even greater limitations, which could potentially accelerate or permanently increase future federal tax liabilities for us. In addition, there may be periods during which the use of state income tax NOL carryforwards and other state tax attribute carryforwards (such as state research tax credits) are suspended or otherwise limited, which could potentially accelerate or permanently increase future state tax liabilities for us.

The recently enacted comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The determination of the benefit from (provision for) income taxes requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. Given that we are still in the transition period for the accounting for income tax effects of the Tax Act, the current assessment on deferred tax assets (liabilities) is based on the currently available information and guidance. If in the future any element of the tax reform changes the related accounting guidance for income tax, it could affect our income tax position and we may need to adjust the benefit from (provision for) income taxes accordingly.

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

We lease approximately 129,500 square feet of office space in Novato, California used primarily for corporate, clinical, regulatory, quality, manufacturing administration, and commercial functions. The leases for approximately 74,000 square feet will expire in April 2019, the lease for approximately 42,500 square feet will expire in December 2020, and the lease for approximately 13,000 will expire in April 2022.

We also lease approximately 63,000 square feet of office space in Brisbane, California. The rental term for this space will expire in June 2026.

We also lease approximately 15,000 square feet of office and laboratory space in Cambridge, Massachusetts. This lease will expire in January 2020.

We also lease approximately 17,600 square feet of laboratory and office space in Woburn, Massachusetts. This lease will expire in March 2021.

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

	Fiscal 2016
	High	Low
First Quarter	$110.06	$49.00
Second Quarter	$78.13	$46.52
Third Quarter	$81.40	$48.33
Fourth Quarter	$86.77	$52.60

	Fiscal 2017
	High	Low
First Quarter	$91.35	$65.55
Second Quarter	$68.46	$51.67
Third Quarter	$71.99	$49.57
Fourth Quarter	$58.00	$43.14

As of February 15, 2018, we had 4 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from January 31, 2014 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $42.25 on January 31, 2014 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on January 31, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	January 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$103.86	$265.51	$166.41	$109.78
Nasdaq Composite Index	^IXIC	$100.00	$115.40	$122.02	$131.17	$168.22
Nasdaq Biotechnology Index	^NBI	$100.00	$123.70	$137.83	$107.94	$130.67

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

Unregistered Sales of Equity Securities

None

Issuer’s Purchases of Equity Securities

None

Item 6. Selected Financial Data

The information set forth below for the five years ended December 31, 2017 is not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Collaboration and license	$2,136	$—	$—	$—	$—
Product sales	476	133	—	—	—
Total revenues	2,612	133	—	—	—
Operating expenses:
Cost of sales	1	—	—	—	—
Research and development	231,644	183,204	114,737	45,967	27,829
Selling, general and administrative	99,909	64,936	33,001	10,811	4,451
Total operating expenses	331,554	248,140	147,738	56,778	32,280
Loss from operations	(328,942)	(248,007)	(147,738)	(56,778)	(32,280)
Interest income	4,074	3,789	2,320	608	216
Other income (expense)	6,530	(1,621)	(200)	(3,632)	(3,006)
Loss before income taxes	$(318,338)	$(245,839)	$(145,618)	$(59,802)	$(35,070)
Benefit from (provision for) income taxes	16,199	(35)	—	—	—
Net loss	$(302,139)	$(245,874)	$(145,618)	$(59,802)	$(35,070)
Net loss attributable to common stockholders(1)	$(302,139)	$(245,874)	$(145,618)	$(64,610)	$(50,289)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(7.12)	$(6.21)	$(3.96)	$(2.25)	$(14.87)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted(1)	42,453,135	39,586,908	36,782,603	28,755,758	3,382,489

(1)

See Notes 2 and 13 to our audited consolidated financial statements of this Annual Report for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$244,468	$498,111	$536,256	$187,487	$53,377
Working capital	198,569	341,436	422,289	180,899	49,304
Total assets	490,753	540,626	559,569	197,967	59,649
Convertible preferred stock warrant liability	—	—	—	—	3,419
Convertible preferred stock	—	—	—	—	124,930
Total stockholders' equity (deficit)	383,454	473,974	531,090	184,945	(74,821)

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

Overview

We are a biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are no currently approved therapies. Since our inception in 2010, we have in-licensed potential treatments for multiple rare genetic disorders. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Our current approved therapy and clinical-stage pipeline consist of three product categories: biologics, small-molecule substrate replacement therapies, and gene therapy product candidates. Enzymes are proteins that the body uses to process materials needed for normal cellular function, and substrates are the materials upon which enzymes act. When enzymes or substrates are missing, the body is unable to perform its normal cellular functions, often leading to significant clinical disease. Several of our therapies are intended to replace deficient enzymes or substrates. Gene therapy is a therapeutic approach in which an isolated gene sequence or segment of DNA is administered to a patient, most commonly for the purpose of treating a genetic disease that is caused by mutations. Gene therapy aims to address the disease-causing effects of absent or dysfunctional genes by delivering functional copies of the gene to the patient’s cells, offering the potential for durable therapeutic benefit.

Our first product, Mepsevii (vestronidase alfa), is approved by the FDA for the treatment of children and adults with Mucopolysaccharidosis VII.

•

On November 15, 2017, the U.S. FDA approved Mepsevii, the first medicine approved for the treatment of children and adults with Mucopolysaccharidosis VII, also known as MPSVII or Sly syndrome. Mepsevii is an intravenous, or IV, enzyme replacement therapy for the treatment of MPS VII, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. In Europe, the EMA is currently reviewing the MAA, and an opinion from the CHMP is expected in the first half of 2018.

Our biologics pipeline includes burosumab in clinical development for the treatment of two diseases:

•

Burosumab (KRN23 or UX023) is an antibody targeting fibroblast growth factor 23, or FGF23, in development for the treatment of X-linked hypophosphatemia, or XLH, a rare genetic disease that impairs bone growth. We are developing burosumab pursuant to our collaboration with Kyowa Hakko Kirin Co., Ltd., or KHK. We announced positive 64-week data from a Phase 2 study in pediatric patients ages five through 12 in April 2017, and in February 2018 we announced 64-week Phase 2 study in children less than five years old. We have an ongoing Phase 3 pediatric study with data expected in the second half of 2018. We also announced positive 48-week data from a Phase 3 study in adult XLH patients in December 2017, and positive 48-week bone biopsy data from a separate bone quality study in February 2018. In the U.S., the Prescription Drug User Fee Act (PDUFA) goal date for the BLA for burosumab for the treatment of adult and pediatric patients is April 17, 2018. In Europe, the Committee for Medicinal Products for Human Use, or CHMP, adopted a Positive Opinion recommending the conditional marketing authorization of burosumab for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. The CHMP's recommendation has been referred to the European Commission (EC), which is expected to render its final decision in February 2018. A filing for adults in Europe is planned after a decision is first reached on the pediatric indication.

•

Burosumab is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We announced positive interim data from the Phase 2 study of burosumab in TIO in September 2017, and we expect 48-week data from this study in the first half of 2018.

Our substrate replacement therapy pipeline includes UX007 in clinical development for the treatment of two diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied in an open-label Phase 2 study for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD. LC-FAOD is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. We reported positive 78-week data from the Phase 2 study in LC-FAOD patients. Following an end-of-phase 2 meeting with the FDA, we are submitting additional information and will work with FDA to determine whether an early submission based on the Phase 2 data could be pursued, and we expect to come to a decision on an early submission in mid-

2018. We are simultaneously finalizing a full protocol for a Phase 3, randomized, controlled study examining major clinical events as the primary endpoint as discussed with the FDA, and plan to initiate this Phase 3 study in the second half of 2018.

•

UX007 is also being studied for the treatment of glucose transporter type-1 deficiency syndrome, or Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder. Topline data from the Phase 2 seizure study, which we announced in the first quarter of 2017, indicated that the study did not meet the primary endpoint of reducing the frequency of the total number of observable and absence seizures among patients treated from baseline to Week 8 with UX007 compared to placebo. We are enrolling patients in the 3 study in movement disorders, and expect to announce data from this study in the second half of 2018. If positive, the movement disorder study could serve as the basis for regulatory submissions.

Our gene therapy pipeline includes DTX301 in clinical development for the treatment of OTC deficiency:

•

DTX301 is an adeno-associated virus (AAV8) gene therapy product candidate designed for the treatment of patients with OTC deficiency, the most common urea cycle disorder. In January 2018, we announced positive interim safety and efficacy results from the first dose cohort of the Phase 1/2 open-label clinical trial of DTX301. Full 12-week data from the first cohort is expected in March 2018. We expect to be able to move to the higher-dose second cohort pending the data monitoring committee's review of the 12-week safety data for all three patients in cohort 1, and data from the second cohort should be available in the second half of 2018.

Financial Operations Overview

We are a biopharmaceutical company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, and developing our product and product candidates, including conducting clinical studies and providing general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity securities.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $302.1 million, $245.9 million and $145.6 million for the years ended December 31, 2017, 2016 and 2015. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Revenue

On November 15, 2017, the U.S. FDA approved Mepsevii for the treatment of children and adults with MPS VII. For the year ended December 31, 2017, we recorded $0.5 million in product sales from the sales of Mepsevii, which includes named patient sales, and $2.1 million in collaboration and license revenue from providing certain research and development services under our collaboration and license arrangement with Bayer. For the year ended December 31, 2016, we recorded named patient sales of $0.1 million as product sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, allocated facilities costs, and other expenses for outside professional services, including legal, human resources, audit, and accounting services and acquisition related costs. Personnel costs consist of salaries, benefits, and stock-based compensation. We expect that our selling, general and administrative expenses will increase in the future to support continued research and development activities, preparation for commercialization of our product and product candidates, and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administration and professional services.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and investments.

Other Income (Expense)

Other income (expense) primarily consists of foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar.

Income Tax Benefit (Provision)

We recorded $47.4 million in non-current deferred tax liability resulting from the acquisition of Dimension Therapeutics, Inc. (Dimension), reflecting the tax impact of the difference between the book basis and tax basis of acquired in process research and development (IPR&D) assets. Subsequently, as a result of the reduction of the US corporate tax rate from 34% to 21% in December 2017, we recorded an income tax benefit of $16.2 million and reduced the deferred tax liability accordingly.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically review our estimates as a result of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report.

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

Valuation of Goodwill and Acquired Intangible Assets

We have recorded goodwill and acquired intangible assets related to our acquisition of Dimension. When identifiable intangible assets, including IPR&D, are acquired, we determine the fair values of the assets as of the acquisition date. An income approach is used in these valuations and the models require the use of significant estimates and assumptions including but not limited to:

•	timing and costs to complete the in-process projects;
•	timing and probability of success of clinical events or regulatory approvals;
•	estimated future cash flows from product sales resulting from completed products and in-process projects; and
•	discount rates commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections.

Intangible assets with definite useful lives are amortized over their estimated useful lives or other systematic basis and reviewed for impairment if certain events occur.

Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.

If projects are not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of the acquired intangible assets, including IPR&D, may become impaired if the underlying projects do not progress as we initially estimated. We believe that the assumptions used in developing our estimates of intangible asset values were reasonable at the time of the acquisition. However, the underlying assumptions used to estimate expected project sales, development costs, profitability, or the events associated with such projects, such as clinical results, may not occur as we estimated at the acquisition date.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment.

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

Revenue Recognition

Collaboration and License Revenue

We have certain collaboration and license arrangements in the scope of ASC 808, Collaborative Agreements. Funding received related to research and development services and pre-commercialization costs of such agreements is classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the consolidated statement of operations because the provision of such services for collaborative partners is not considered to be part of the our ongoing major or central operations.

We also receive royalty revenues under certain of our license or collaboration agreements in exchange for license of intellectual property. If we do not have any future performance obligations under these license or collaborations agreements, revenue is recorded as sales occur as part of collaboration and license revenue.

We have certain collaboration and license arrangements in the scope of ASC 606, Revenue from Contract with Customers. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost plus margin. We recognize license and collaboration revenue for these arrangements by measuring the progress toward complete satisfaction of the performance obligations using an input measure.

Product sales

We sell Mepsevii through a limited number of distributors. Revenue from product sales is recognized at the point in time when the delivery is made and when title and risk of loss transfers to these distributors. We also recognize revenue from sales of Mepsevii on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product in the territory. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate reserves for rebates payable under government mandated programs, chargebacks, distribution fees, estimated product returns and other deductions and record as a reduction of revenue at the time product revenues are recorded.

Inventories Produced in Preparation for Product Launches

We expense costs associated with the manufacture of our products prior to regulatory approval. Typically, capitalization of such inventory begins when we have received the regulatory approval of the product. Prior to the approval of Mepsevii by the FDA in November 2017, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period, we expect that cost of sales for the year ended December 31, 2017 would have been approximately $39,000 for our commercial product sales. We expect cost of sales to increase in relation to product revenues as we deplete these previously expensed inventories and in turn, the inventory cost of Mepsevii will increase as we produce and then sell Mepsevii that has an inventory cost that reflects the full cost of manufacturing similar biologic products.

Stock-Based Compensation

Stock-based compensation costs related to equity awards granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value of options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation will likely increase. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the estimated fair value of stock-based awards. These assumptions include:

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

For restricted stock units (RSUs) and performance stock units (PSUs), the fair value is based on the market value of our common stock on the date of grant. Stock-based compensation expense for RSUs is recognized on a straight-line basis over the requisite service period. As PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with us after achievement, compensation expense for PSUs is recognized on a straight-line basis between the period from the date on which the likelihood of the PSUs being earned is deemed probable and the expected vest date.

For the years ended December 31, 2017, 2016 and 2015 stock-based compensation expense was $68.0 million, $48.3 million and $24.9 million, respectively. As of December 31, 2017, we had $165.3 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.52 years.

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

In conjunction with the Dimension acquisition, we recorded a deferred tax liability reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability was not used to offset deferred tax assets when analyzing our valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandon development of the acquired IPR&D.

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

As of December 31, 2017, our total deferred tax assets were $304.2 million, excluding the deferred tax liability generated from Dimension acquisition. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

Revenues (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2017	2016	Change	Change
Revenues:
Collaboration and license	$2,136	$—	$2,136	*
Product sales	476	133	343	258%
Total revenues	$2,612	$133	$2,479	*

*not meaningful

We recognized revenue of $2.1 million in collaboration and license revenue for our research arrangement with Bayer and $0.5 million in product sales of Mepsevii for the year ended December 31, 2017 compared to $0.1 million in product sales for the year ended December 31, 2016. The increase in collaboration and license revenue is due to our acquisition of Dimension, and the increase in product sales is due to the approval of Mepsevii in November 2017.We expect our revenues to increase in the future as we meet milestones under our arrangement with Bayer and reflect product sales for full fiscal periods.

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2017	2016	Change	Change
Development candidate:
burosumab	$42,847	$34,723	$8,124	23%
vestronidase alfa	33,472	29,707	3,765	13%
UX007	38,335	34,478	3,857	11%
Ace-ER	34,630	32,532	2,098	6%
DTX301	472	—	472	*
Other research costs and preclinical costs	81,888	51,764	30,124	58%
Total research and development expenses	$231,644	$183,204	$48,440	26%

Research and development expenses increased $48.4 million for the year ended December 31, 2017 compared to the same period in 2016. The increase in research and development expenses is primarily due to:

•

for burosumab, an increase of $8.1 million related to the continued development of our clinical program, the enrollment of our Phase 3 adult and pediatric studies, regulatory filing preparation costs, patient identification efforts, and other development planning activities, net of KHK reimbursement;

•	for vestronidase alfa, an increase of $3.8 million related to regulatory filing preparation costs and the timing of manufacturing-related costs;
•	for UX007, an increase of $3.9 million primarily related to the initiation of our Phase 3 movement disorder study and support of investigator-sponsored studies across multiple diseases;
•

for Ace-ER, an increase of $2.1 million primarily related to our Phase 3 and extension studies and one-time manufacturing-related expenses incurred as a result of our decision to terminate the program;

•

for DTX301, an increase of expense of $0.5 million, related to the conduct of the Phase 1/2 study, as the program costs are reflected only after the acquisition of Dimension, and are primarily Phase 1 study costs; and

•

an increase of $30.1 million in other research and development costs including expenses in support of our clinical product candidate pipeline, expenses related to our existing research stage programs and research programs added with the Dimension acquisition, research collaborations, and certain cost allocations.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2017	2016	Change	Change
Selling, general and administrative	$99,909	$64,936	$34,973	54%

Selling, general and administrative expenses increased $35.0 million for the year ended December 31, 2017 compared to the same period in 2016. The increase in selling, general and administrative expenses was primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our activities, stock-based compensation, acquisition-related costs, and commercial planning costs.

We expect selling, general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved product and multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2017	2016	Change	Change
Interest income	$4,074	$3,789	$285	8%

Interest income increased $0.3 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to an increase in yields on our investment portfolio.

Other Income (Expense) (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2017	2016	Change	Change
Other income (expense)	$6,530	$(1,621)	$8,151	-503%

Other income (expense) increased $8.2 million for the year ended December 31, 2017 compared to the same period in 2016. Other income (expense) primarily consists of gains (losses) resulting from the remeasurement of transactions denominated in foreign currencies. Our primary exposure to currency risk is related to intercompany balances with our foreign subsidiaries, resulting in the foreign currency gains and losses generated on the remeasurement of our intercompany balances with our foreign subsidiaries, which are reported in other income (expense). For the year ended December 31, 2017, we recorded a remeasurement gain of $10.0 million on intercompany balances which was offset by the transfer of foreign currency translation adjustment balance of $3.5 million as a result of the liquidation of a foreign entity due to the termination of the Ace-ER program. We expect other income to increase in the first quarter of 2018 as a result of the sale of our PRV to Novartis Pharma AG in January 2018.

Benefit from (provision for) income taxes

We recorded $47.4 million in non-current deferred tax liability resulting from the acquisition of Dimension, reflecting the tax impact of the difference between the book basis and tax basis of IPR&D assets. We recorded an income tax benefit of $16.2 million for the year ended December 31, 2017 due to the reduction of the US corporate tax rate from 34% to 21% and reduced the deferred tax liability accordingly. We also recorded nominal amounts in income tax provision for US states and certain foreign taxes.

Comparison of Years Ended December 31, 2016 and 2015

Revenue

We recognized revenue for $0.1 million of named patient sales of vestronidase alfa in Europe for the year ended December 31, 2016. We did not recognize any revenue for the year ended December 31, 2015.

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2016	2015	Change	Change
Development candidate:
burosumab	$34,723	$12,886	$21,837	169%
vestronidase alfa	29,707	18,989	10,718	56%
UX007	34,478	19,952	14,526	73%
Ace-ER	32,532	24,164	8,368	35%
Other research costs and preclinical costs	51,764	38,746	13,018	34%
Total research and development expenses	$183,204	$114,737	$68,467	60%

Research and development expenses increased $68.5 million for the year ended December 31, 2016 compared to the same period in 2015. The increase in research and development expenses is primarily due to:

•

for burosumab, an increase of $21.8 million related to the continued development of the XLH clinical program, including the enrollment of our Phase 3 adult study, the initiation of our Phase 3 pediatric study, the execution of our MAA filing, as well as continued clinical development and other regulatory activities for both the XLH and TIO clinical programs, net of KHK reimbursement;

•	for vestronidase alfa, an increase of $10.7 million related to our Phase 3 and Under 5 studies in addition to increases in manufacturing-related and quality activities;
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

Other Income (Expense) (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2016	2015	Change	Change
Other income (expense)	$(1,621)	$(200)	$(1,421)	711%

Other income (expense) decreased $1.4 million for the year ended December 31, 2016 compared to the same period in 2015. This was primarily due to the fluctuations of the volume of transactions and the foreign exchange rates used in the remeasurement of transactions denominated in foreign currencies.

Liquidity and Capital Resources

We have funded our operations primarily with net proceeds from our equity financings and equity sales in connection with a collaboration and license agreement. On July 1, 2016, we entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC, or Cowen, under which we may offer and sell from time to time common stock having aggregate gross proceeds of up to $150.0 million. During the year ended December 31, 2017, the proceeds from the offering were approximately $67.6 million, after commissions and other offering costs. On July 27, 2017, we entered into another ATM sales agreement with Cowen and during the year ended December 31, 2017, the proceeds from the offering were approximately $64.3 million, after commissions and other offering costs.

As of December 31, 2017, we had $244.5 million in available cash, cash equivalents, and investments. Our cash, cash equivalents and investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash used in operating activities	$(253,843)	$(160,975)	$(105,977)
Cash provided by (used in) investing activities	56,416	89,915	(292,351)
Cash provided by financing activities	136,267	138,676	467,573
Effect of exchange rate changes on cash	528	(65)	—
Net increase (decrease) in cash and cash equivalents	$(60,632)	$67,551	$69,245

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

Cash used in operating activities for the year ended December 31, 2017 was $253.8 million and reflected a net loss of $302.1 million, offset by non-cash charges of $68.0 million for stock-based compensation, $1.7 million for the amortization of premium paid on purchased investments, $5.8 million for depreciation and amortization and a decrease of $7.0 million for foreign currency remeasurement gain due to an increase in foreign entity transactions and fluctuations in the foreign exchange rate during the period. Cash used in operating activities also reflected a $3.3 million decrease in prepaid expenses and other current assets primarily due to an increase in accounts receivables under a collaboration agreement and other miscellaneous prepayments, a $4.6 million decrease in accrued expenses and other liabilities due to decrease in liabilities for Ace-ER related vendors and a reduction of the repayment liability for the Takeda collaboration agreement, and a $16.2 million decrease in deferred tax liabilities recorded in conjunction with the Dimension acquisition which were then revalued as a result of the reduction of the US corporate tax rate in December 2017 from 34% to 21%. These decreases were offset by a $0.5 million increase in non-current assets and a $3.5 million increase in accounts payable primarily due to increased spend and the timing of payments.

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

Cash used in operating activities for the year ended December 31, 2015 was $106.0 million and reflected a net loss of $145.6 million, offset by non-cash charges of $5.6 million for the amortization of premium paid on purchased investments, $1.4 million for depreciation and amortization, and $24.9 million for stock-based compensation. Cash used in operating activities also reflected a $7.1 million increase in prepaid expenses and other current assets primarily due to an increase in CRO prepaid clinical costs, an increase in KHK receivable and an increase in interest receivable, and a $2.0 million decrease in accounts payable primarily due to the timing of payments. These increases were offset by a $0.2 million decrease in non-current assets as result of a decrease in manufacturing prepaid expenses and a $16.7 million increase in accrued expenses and other liabilities as a result of an increase in clinical study, manufacturing, related costs as we continued to increase our research and development activities and employee bonuses.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 was $56.4 million and related to proceeds from maturities of investments of $273.6 million and the sale of investments of $157.9 million, and a decrease of $0.9 million in restricted cash related to line of credit reductions under our current lease agreements, offset by $142.8 million of cash used for the Dimension acquisition, purchases of property and equipment of $2.8 million, and purchases of investments of $230.5 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $136.3 million and was comprised of $132.0 million from the sale of common stock from our ATM offering and $9.3 million in net proceeds from the issuance of common stock upon the exercise of stock options and the vesting of restricted stock units, offset by payment of notes payable of $4.9 million.

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

Funding Requirements

In January 2018, we had $11.8 million in proceeds, net of commissions and other offering costs, from the offering related to the ATM sales agreement with Cowen. In January 2018, we completed the sale of our rare pediatric disease PRV for $130.0 million which we received in November 2017 from the FDA in connection with the approval of Mepsevii. Lastly, in January 2018, we also completed an underwritten public offering in which we sold 5,043,860 shares of common stock and received net proceeds of approximately $271.0 million.

We anticipate, excluding non-recurring items, that we will continue to generate annual losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize our approved product. Due to certain non-recurring or infrequent items like the sale of the PRV, we may have lower levels of losses or income in the near term in quarterly periods that may not be indicative of future periods or trends. We will likely require additional capital to fund our operations, complete our ongoing and planned clinical studies and commercialize our product, and funding may not be available to us on acceptable terms or at all.

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

Contractual Obligations

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at December 31, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$6,210	$9,020	$4,890	$9,033	$29,153
Manufacturing and service contracts	7,542	1,286	$-	$—	$8,828
Total	$13,752	$10,306	$4,890	$9,033	$37,981

The terms of certain of our license and collaboration agreements require us to pay potential future milestone payments based on product development success. The above table excludes milestone or contractual payment obligations as the amount and timing of such obligations are unknown or uncertain, which potential obligations are further described in Note 12 to the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures; however we expect the impact to be immaterial.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We are evaluating the effect that this guidance will have on our statement of cash flows and related disclosures; however we expect the impact to be immaterial.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which will eliminate the requirement to calculate the implied fair value of goodwill, commonly referred to as “Step 2” in the current goodwill impairment test. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance will be effective for annual and interim impairment tests performed in annual reporting periods beginning after December 15, 2020, and early adoption is permitted for annual or interim impairment tests performed after January 1, 2017. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2017, we had cash, cash equivalents, and investments totaling $244.5 million which includes bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. Our primary exposure to currency risk is related to intercompany balances with our foreign subsidiaries, resulting in the foreign currency gains and losses generated on the remeasurement of our intercompany balances with our foreign subsidiaries, which are reported in other income (expense). The intercompany amounts are largely offset by the translation gains (losses) reported in other comprehensive income (loss), resulting in immaterial impact on stockholders’ equity. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2017. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and has concluded that such internal control over financial reporting is effective.

Management’s assessment of internal control over financial reporting as of December 31, 2017 excluded Dimension’s internal control over financial reporting because we acquired Dimension in a purchase business combination in November 2017. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

As discussed above, on November 7, 2017, we completed our acquisition of Dimension and Dimension became our wholly owned subsidiary. As a result of the Dimension acquisition, the internal control over financial reporting utilized by us prior to the acquisition became the internal control over financial reporting of Dimension, and we are currently in the process of evaluating and integrating Dimension’s historical internal control over financial reporting with ours.

Other than continuing changes to our internal control processes resulting from the Dimension acquisition as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Ultragenyx Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultragenyx Pharmaceutical Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dimension Therapeutics, Inc., which is included in the 2017 consolidated financial statements of the Company and constituted 8% and 8% of total and net assets, respectively, as of December 31, 2017 and 81% and 2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Dimension Therapeutics, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017 and related notes and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Jose, California

February 21, 2018

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to information in the proxy statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates (the “2018 Proxy Statement”), including under the headings “Proposal No. 1—Election of Class II Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Business Conduct and Ethics,” “Proposal No. 1—Election of Class II Directors—Nomination of Directors” and “Board of Directors and Committees.” We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, or Code of Ethics. Our Code of Ethics is posted on our corporate governance website located at www.ultragenyx.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2018 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” “Board of Directors and Committees—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Risk Management and Mitigation,” and “Executive Compensation—Compensation Committee Report.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2018 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2018 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2018 Proxy Statement, including under the heading “Proposal No. 2—Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

(b)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated October 2, 2017, among Ultragenyx Pharmaceutical Inc., Mystic River Merger Sub and Dimension Therapeutics, Inc.	8-K	10/2/2017	2.1
2.2	Asset Purchase Agreement, dated December 14, 2017, among Ultragenyx Pharmaceutical Inc., Ultragenyx International UX003 Ltd. and Novartis Pharma AG				X
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.3	Warrant, dated as of June 30, 2010, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.3
4.4	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.6
4.5	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.7
10.1†	Collaboration and License Agreement, dated as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1

10.2	Amendment No. 1 to Collaboration and License Agreement, dated as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.3	Amendment No. 2 to Collaboration and License Agreement, effective as of November 28, 2016, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.				X
10.4*	Amendment No. 3 to Collaboration and License Agreement, effective September 29, 2017, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.				X
10.5*	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.6†	License Agreement, dated as of September 20, 2012, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	S-1/A	12/23/2013	10.3
10.7†	Amendment to the License Agreement, dated as of March 22, 2013, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	S-1	11/8/2013	10.4
10.8†	License Agreement, dated as of September 1, 2012, between Ultragenyx Pharmaceutical Inc. and St. Jude Children’s Research Hospital	S-1/A	12/23/2013	10.7

10.9	First Amendment to License Agreement, dated as of March 1, 2014, between Ultragenyx Pharmaceutical Inc. and St. Jude Children’s Research Hospital	10-Q	8/11/2014	10.1
10.10†	Exclusive License Agreement, dated as of November 22, 2010, between Ultragenyx Pharmaceutical Inc. and Saint Louis University	S-1/A	12/23/2013	10.8
10.11	Supply Agreement, dated as of November 19, 2012, between Ultragenyx Pharmaceutical Inc. and CREMER OLEO GmbH & Co KG				X
10.12†	License and Collaboration Agreement, dated June 6, 2016, by and between Ultragenyx Pharmaceutical Inc. and Takeda Pharmaceutical Company Limited	10-Q/A	12/12/2016	10.1
10.13†	License Agreement, dated October 30, 2013, by and between Dimension Therapeutics, Inc. and REGENXBIO Inc. (f/k/a ReGenX Biosciences, LLC), as amended				X
10.14†	Option and License Agreement, dated March 10, 2015, by and between Dimension Therapeutics, Inc. and REGENXBIO Inc.				X
10.15†	Collaboration and License Agreement, dated June 18, 2014, by and between Dimension Therapeutics, Inc. and Bayer HealthCare LLC				X
10.16†	Research, Collaboration and License Agreement, dated as of May 5, 2016, by and between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania, as amended				X
10.17*	3rd Amendment to Research, Collaboration and License Agreement, entered into as of October 30, 2017, by and between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania				X

10.18*	Commercial Supply and Services Agreement – Drug Substance, effective December 7, 2017, between Ultragenyx Europe Gmbh and Rentschler Biopharma SE				X

10.19*	Commercial Supply and Services Agreement – Drug Product, effective January 31, 2018, between Ultragenyx Europe Gmbh and Rentschler Biopharma SE				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.20	Sales Agreement, dated July 27, 2017, between Ultragenyx Pharmaceutical Inc. and Cowen and Company, LLC	10-Q	7/28/2017	1.1
10.21#	2011 Equity Incentive Plan (including forms of Stock Option Grant Notice and Stock Option Agreement thereunder)	S-1	11/8/2013	10.11
10.22#	Amendment to the 2011 Equity Incentive Plan	S-1	11/8/2013	10.12
10.23#	2014 Incentive Plan (as amended)	10-K	2/17/2017	10.20
10.24#	Form of Incentive Stock Option Agreement	S-1/A	1/17/2014	10.14
10.25#	Form of Non Statutory Stock Option Agreement (Employees)	S-1/A	1/17/2014	10.15
10.26#	Form of Non Statutory Stock Option Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.3
10.27#	Form of Non-Statutory Stock Option Agreement (Directors)	S-1/A	1/17/2014	10.16
10.28#	Form of Restricted Stock Unit Agreement (Employees)	10-Q	5/10/2016	10.1
10.29#	Form of Restricted Stock Unit Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.2
10.30#	Form of Restricted Stock Unit Agreement (Directors)	S-1/A	1/17/2014	10.18
10.31#	Form of Performance Stock Unit Agreement (Current Employees)				X
10.32#	Form of Performance Stock Unit Agreement (New Employees)				X
10.33#	2014 Employee Stock Purchase Plan (as amended)	10-K	2/17/2017	10.28
10.34#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27
10.35#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18

10.36#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2
10.37#	Offer Letter, dated as of October 31, 2011, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	S-1	11/8/2013	10.19

10.38#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.39#	Offer Letter, dated as of March 12, 2012, between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	S-1	11/8/2013	10.20

10.40#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	10-Q	8/11/2014	10.4

10.41#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.42#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-K	2/17/2017	10.36

10.43#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-K	2/17/2017	10.37
10.44#	Offer Letter, dated as of August 27, 2015, between Ultragenyx Pharmaceutical Inc. and Jayson Dallas, M.D.	10-K	2/17/2017	10.38

10.45#	Addendum No. 1 to Offer of Employment, dated as August 3, 2015, by and between Ultragenyx Pharmaceutical Inc. and Jayson Dallas, M.D.	10-K	2/17/2017	10.39

10.46#	Offer Letter, dated as of January 15, 2018, between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.				X

10.47#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.48	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22

10.49	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34

10.50	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35

10.51	Addendum #3 to Standard Lease, effective as of February 12, 2014, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1

10.52	Addendum #4 to Standard Lease, effective as of March 9, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1

10.53	Addendum #5 to Standard Lease, effective as of April 7, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38
10.54	License and Services Agreement, dated as of September 24, 2010, between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging	S-1	11/8/2013	10.23
10.55	Amendment No. 1 to License and Services Agreement, dated as of September 4, 2012, between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging	S-1	11/8/2013	10.24

10.56	Amendment No. 2 to License and Services Agreement, effective as of September 15, 2014, by and between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging	10-Q	11/10/2014	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.57	Amendment No. 3 to License and Services Agreement, effective September 21, 2015, between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging	10-Q	11/10/2015	10.3
10.58	Amendment No. 4 to License and Services Agreement, effective September 28, 2016, between Ultragenyx Pharmaceutical Inc. and The Buck Institute for Research on Aging	10-K	2/17/2017	10.51

10.59	Lease Agreement between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc., dated as of December 8, 2015	10-K	2/26/2016	10.43

10.60	Standard Lease, dated December 17, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.				X

10.61	Addendum 1 to Standard Lease, dated December 17, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.				X

10.62	Addendum 2 to Standard Lease, dated March 14, 2016, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.				X

10.63	Addendum 3 to Standard Lease, dated September 22, 2017, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.				X

10.64	Indenture of Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC, dated March 11, 2014, as amended				X
10.65	Second Lease Amendment to the Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC, dated April 28, 2017				X
10.66	Lease Agreement, by and between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, dated November 2, 2015, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.				X
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
31.1

Certification of Chief Executive Officer of Ultragenyx Pharmaceutical Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
31.2

Certification of Chief Financial Officer of Ultragenyx Pharmaceutical Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
32.1§

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)

X
101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted with respect to certain portions (indicated by asterisks) of this exhibit. Omitted portions have been filed separately with the SEC.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC
#	Indicates management contract or compensatory plan.
§

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

Date: February 21, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.
	President and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018
/s/ Shalini Sharp Shalini Sharp	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2018
/s/ Theodore A. Huizenga Theodore A. Huizenga	Vice President, Corporate Controller (Principal Accounting Officer)	February 21, 2018
/s/ Daniel G. Welch Daniel G. Welch.	Chairman of the Board	February 21, 2018
/s/ William Aliski William Aliski	Director	February 21, 2018
/s/ Deborah Dunsire Deborah Dunsire, M.D.	Director	February 21, 2018
/s/ Lars Ekman Lars Ekman, M.D., Ph.D.	Director	February 21, 2018
/s/ Matthew K. Fust Matthew K. Fust	Director	February 21, 2018
/s/ Michael Narachi Michael Narachi	Director	February 21, 2018
/s/ Clay B. Siegall Clay B. Siegall, Ph.D.	Director	February 21, 2018

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Jose, California

February 21, 2018

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$100,488	$161,120
Short-term investments	134,005	219,028
Accounts receivable	5,172	—
Inventory	757	—
Restricted cash	461	1,411
Prepaid expenses and other current assets	28,700	20,136
Total current assets	269,583	401,695
Property and equipment, net	21,837	17,055
Restricted cash	2,092	2,076
Long-term investments	9,975	117,963
Intangible assets, net	141,545	—
Goodwill	44,406	—
Other assets	1,315	1,837
Total assets	$490,753	$540,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,886	$5,364
Accrued liabilities	61,427	54,554
Deferred rent—current portion	701	341
Total current liabilities	71,014	60,259

Deferred tax liabilities	31,166	—
Other liabilities	5,119	6,393
Total liabilities	107,299	66,652

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of December 31, 2017 and 2016	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 44,167,071 and 41,240,230 shares issued and outstanding as of December 31, 2017 and 2016, respectively	44	41
Additional paid-in capital	1,221,762	1,003,561
Accumulated other comprehensive income (loss)	(5,680)	905
Accumulated deficit	(832,672)	(530,533)
Total stockholders’ equity	383,454	473,974
Total liabilities and stockholders’ equity	$490,753	$540,626

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Collaboration and license	$2,136	$—	$—
Product sales	476	133	—
Total revenues	2,612	133	—
Operating expenses:
Cost of sales	1	—	—
Research and development	231,644	183,204	114,737
Selling, general and administrative	99,909	64,936	33,001
Total operating expenses	331,554	248,140	147,738
Loss from operations	(328,942)	(248,007)	(147,738)
Interest income	4,074	3,789	2,320
Other income (expense)	6,530	(1,621)	(200)
Loss before income taxes	(318,338)	(245,839)	(145,618)
Benefit from (provision for) income taxes	16,199	(35)	—
Net loss	$(302,139)	$(245,874)	$(145,618)
Net loss per share, basic and diluted	$(7.12)	$(6.21)	$(3.96)
Shares used in computing net loss per share, basic and diluted	42,453,135	39,586,908	36,782,603

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(302,139)	$(245,874)	$(145,618)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,110)	1,322	—
Transfer of currency translation adjustments balance to other income for the
liquidation of a foreign entity	3,490	—	—
Unrealized gain (loss) on available-for-sale securities	35	451	(694)
Other comprehensive income (loss):	(6,585)	1,773	(694)
Total comprehensive loss	$(308,724)	$(244,101)	$(146,312)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2014	31,934,682	$32	$324,128	$(174)	$(139,041)	$184,945
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,980,000	6	461,130	—	—	461,136
Employee stock-based compensation	—	—	24,884	—	—	24,884
Issuance of common stock under equity plan awards, net of tax	967,712	1	6,436	—	—	6,437
Other comprehensive loss	—	—	—	(694)	—	(694)
Net loss	—	—	—	—	(145,618)	(145,618)
Balance as of December 31, 2015	38,882,394	39	816,578	(868)	(284,659)	531,090
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,159,415	1	79,485	—	—	79,486
Issuance of common stock in connection with collaboration agreement, net of issuance costs	727,120	1	52,271	—	—	52,272
Put option grant in connection with collaboration agreement	—	—	(916)	—	—	(916)
Employee stock-based compensation	—	—	48,309	—	—	48,309
Issuance of common stock under equity plan awards, net of tax	471,301	—	7,834	—	—	7,834
Other comprehensive income	—	—	—	1,773	—	1,773
Net loss	—	—	—	—	(245,874)	(245,874)
Balance as of December 31, 2016	41,240,230	41	1,003,561	905	(530,533)	473,974
Issuance of common stock in connection with at-the-market offering, net of issuance costs	2,251,217	2	131,958	—	—	131,960
Fair value of vested stock options assumed from acquisition	—	—	8,979	—	—	8,979
Employee stock-based compensation	—	—	68,014	—	—	68,014
Issuance of common stock under equity plan awards, net of tax	675,624	1	9,250	—	—	9,251
Other comprehensive loss	—	—	—	(6,585)	—	(6,585)
Net loss	—	—	—	—	(302,139)	(302,139)
Balance as of December 31, 2017	44,167,071	$44	$1,221,762	$(5,680)	$(832,672)	$383,454

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(302,139)	$(245,874)	$(145,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	68,014	48,309	24,884
Amortization of premium on investment securities, net	1,706	4,842	5,637
Depreciation and amortization	5,825	3,424	1,384
Foreign currency remeasurement (gain) loss	(7,018)	1,322	—
Non-cash license fee from collaboration arrangement	—	700	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,338)	(7,147)	(7,131)
Other assets	522	(1,242)	179
Accounts payable	3,459	2,502	(1,982)
Accrued liabilities and other liabilities	(4,628)	32,189	16,670
Deferred tax liabilities	(16,246)	—	—
Net cash used in operating activities	(253,843)	(160,975)	(105,977)
Investing activities:
Acquisition, net of cash acquired	(142,804)	—	—
Purchase of property and equipment	(2,793)	(10,188)	(4,955)
Purchase of investments	(230,487)	(442,490)	(624,226)
Proceeds from sale of investments	157,934	140,556	89,321
Proceeds from maturities of investments	273,632	403,239	249,050
Decrease (increase) in restricted cash	934	(1,202)	(1,541)
Net cash provided by (used in) investing activities	56,416	89,915	(292,351)
Financing activities:
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	—	—	461,136
Proceeds from the issuance of common stock in connection with at-the-market offering, net	131,960	79,486	—
Proceeds from the issuance of common stock in connection with collaboration agreement, net	—	51,356	—
Proceeds from the issuance of common stock under equity plan awards, net of tax	9,251	7,834	6,437
Repayment of note payable	(4,944)	—	—
Net cash provided by financing activities	136,267	138,676	467,573
Effect of exchange rate changes on cash	528	(65)	—
Net increase (decrease) in cash and cash equivalents	(60,632)	67,551	69,245
Cash and cash equivalents at beginning of year	161,120	93,569	24,324
Cash and cash equivalents at end of year	$100,488	$161,120	$93,569

Supplemental disclosures of non-cash investing and financing information:
Fair value of vested stock options assumed in acquisition	$8,979	$—	$—
Costs of property and equipment included in accounts payable and accrued liabilities	$400	$147	$769
Tenant improvement allowance	$—	$3,467	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements

1.       Organization and Basis of Presentation

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. On November 15, 2017, the U.S. Food and Drug Administration (FDA), approved the Company’s first product, Mepsevii (vestronidase alfa), the first medicine approved for the treatment of children and adults with MPS VII, also known as Sly syndrome. Mepsevii is an intravenous enzyme replacement therapy for the treatment of MPS VII, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death.

The Company is conducting Phase 2 and Phase 3 studies of burosumab (KRN23 or UX023), an antibody targeting fibroblast growth factor 23 (FGF23), in pediatric and adult patients with X-linked hypophosphatemia (XLH) and a Phase 2 study in tumor induced osteomalacia (TIO), both rare diseases that impair bone mineralization; a Phase 3 study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency, who are experiencing movement disorders; a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy and a Phase 1/2 open label clinical study of DTX 301, an adeno-associated virus (AAV8) gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase (OTC) deficiency, the most common urea cycle disorder. The Company operates as one reportable segment.

In the course of its research activities, the Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. Through December 31, 2017, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

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

Investments

All investments have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investments with a maturity of one year or less from the balance sheet date are reported as short-term investments and investments with a maturity of greater than one year from the balance sheet date are reported as long-term investments. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. Interest on investments is included in interest income.

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

Concentrations on credit risk with respect to accounts receivable are limited due to the Company’s limited number of customers.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Inventory

The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average-cost method. Inventories consist of currently approved product.

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for its obligations under its facility leases of the Company’s corporate headquarters in Novato, California and for its facilities in Brisbane, California and Woburn and Cambridge, Massachusetts.

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

Intangible Assets

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. The Company’s intangible assets consist of acquired in-process research and development (IPR&D) and an acquired contract asset.

IPR&D assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets will be deemed finite-lived and will be amortized over a period that best reflects the economic benefits provided by these assets. The acquired contract asset was initially recorded at fair value and is amortized over estimated useful live.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company tests its definite and indefinite-lived intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company also reviews the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized. The Company has not recorded any impairments nor made any adjustments to the useful lives of its assets since inception.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually during the fourth quarter or when a triggering event occurs that could indicate a potential impairment. The Company has not recorded any impairments since inception.

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

Product sales

The Company sells Mepsevii through a limited number of distributors. Under ASC 606, revenue from product sales is recognized at the point in time when the delivery is made and when title and risk of loss transfers to these distributors. The Company also recognizes revenue from sales of Mepsevii on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product in the territory. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Collaboration and license revenue

The Company has certain license and collaboration agreements that are within the scope of ASC 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Funding received related to research and development services and pre-commercialization costs are classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively in the consolidated statement of operations because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

The Company also receives royalty revenues under certain of the Company’s license or collaboration agreements in exchange for license of intellectual property. If the Company does not have any future performance obligations under these license or collaborations agreements, royalty revenue is recorded as the underlying sales occur.

The Company also recognizes collaboration and license revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC 606 to determine the distinct performance obligations.

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost plus margin. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure.

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

Stock-Based Compensation

Stock-based awards issued to employees, including stock options, restricted stock units (RSUs), and performance stock units (PSUs) are recorded at fair value as of the grant date and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). PSUs vest only if certain specified criteria are achieved and the employees’ continued service requirements are met; therefore, the expense recognition occurs when the likelihood of the PSUs being earned is deemed probable. Noncash stock compensation expense on awards expected to vest are recognized net of estimated forfeitures.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

In conjunction with Dimension acquisition, a deferred tax liability was recorded reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability is not used to offset deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the acquired IPR&D.

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

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates for the period. Transactions which are not in the functional currency of the entity are remeasured into the functional currency and gains or losses resulting from the remeasurement recorded in other income (expense).

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive. In periods when we have incurred a net loss, options and warrants to purchase common stock are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive.

Business Combinations

The Company applies the provisions of ASC Topic 805, “Business Combinations” (Topic 805)”, in the accounting for acquisitions. The Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets which includes IPR&D.

Recent Accounting Pronouncements

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures; however, the impact is expected to be immaterial.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the effect that this guidance will have on our statement of cash flows and related disclosures; however the impact is expected to be immaterial.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which will eliminate the requirement to calculate the implied fair value of goodwill, commonly referred to as “Step 2” in the current goodwill impairment test. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance will be effective for annual and interim impairment tests performed in annual reporting periods beginning after December 15, 2020, and early adoption is permitted for annual or interim impairment tests performed after January 1, 2017. The Company is evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

3.       Acquisition

On November 7, 2017, the Company acquired all of the issued and outstanding share capital of Dimension Therapeutics, Inc. (Dimension), headquartered in Cambridge, Massachusetts for a purchase price of $6.00 per share or $152.3 million in cash. Dimension is developing new therapeutic adeno-associated virus (AAV) gene therapies for those living with rare metabolic diseases. In connection with the acquisition, the Company also paid a $2.9 million termination fee to REGENXBIO Inc. (REGENX), as a result of a previously existing merger agreement between REGENX and Dimension and assumed all the outstanding equity awards of Dimension at the date of the acquisition. The assumed equity awards were valued at $15.4 million using Black-Scholes option pricing model on the acquisition date. The equity awards assumed were allocated $9.0 million to the purchase consideration relating to the vested portion of stock options assumed, $2.2 million for the acceleration of certain awards that were recognized immediately as expense in the post-combination financial statements and $4.2 million is expected to be recognized as expense prospectively over the employee’s remaining service period. The acquisition date fair value of the consideration transferred for Dimension was approximately $164.1 million, which consisted of the following (in thousands):

Cash payments	$152,292
Fair value of vested stock options assumed	8,979
REGENX termination fee	2,850
Fair value of total consideration	$164,121

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$12,338
Short-term investments	9,737
Other current assets	11,155
Property and equipment	6,580
In-process research and development	129,000
Bayer collaboration agreement	13,526
Accounts payable and accrued liabilities	(10,265)
Notes payable	(4,944)
Deferred tax liabilities	(47,412)
Net identifiable net assets acquired	119,715
Goodwill	44,406
Net assets acquired	$164,121

The transaction was accounted for as a business combination under the acquisition method of accounting as outlined in ASC 805, Business Combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions based on the information that was available as of the date of the acquisition. See also Note 6 “Intangible Assets, net” for a description of the intangible assets.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company recorded $47.4 million in non-current deferred tax liability resulting from the acquisition reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability is not used to offset deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the acquired IPR&D.

The goodwill balance is primarily attributed to the deferred tax liabilities arising on the temporary differences on IPR&D assets between book and tax basis as well as the relating to the assembled workforce and expanded market opportunities when integrating Dimension’s research with the Company. The goodwill balance is not deductible for U.S. income tax purposes.

The assumed notes payable of $4.9 million, along with any outstanding interest was repaid in December 2017. In connection with the acquisition, the Company recognized transaction costs of $6.0 million as selling, general and administrative expense.

Pro Forma Financial Information

The Company's consolidated statement of operations from November 7, 2017 through December 31, 2017 includes Dimension total revenue of $2.1 million and a net loss of $7.5 million.

The following supplemental unaudited pro forma information presents the financial results as if the acquisition had occurred on January 1, 2016 (in thousands):

	For the year ended December 31,
	2017	2016
Total revenues	$18,528	$12,684
Net loss	341,737	306,596

The unaudited pro forma financial information include pro forma adjustments that assume the acquisition occurred on January 1, 2016. These items include adjustments to remove the impact of transaction costs related to the acquisition of $9.6 million for the year ended December 31, 2017 and to record the amortization of definite-lived intangible assets of $1.8 million and $11.1 million for the years ended December 31, 2017 and 2016, respectively. Other adjustments include reduction of interest income, amounts related to severance of certain employees, acceleration of certain equity awards, and adjustments to conform to the Company’s accounting policies on revenue. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

4.       Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$79,670	$—	$—	$79,670
Corporate bonds	—	39,240	—	39,240
U.S. Government Treasury and agency securities	—	104,739	—	104,739
Total financial assets	$79,670	$143,979	$—	$223,649

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	—	207,726	—	207,726
Commercial paper	—	11,970	—	11,970
Asset-backed securities	—	27,713	—	27,713
U.S. Government Treasury and agency securities	—	111,931	—	111,931
Total financial assets	$123,536	$359,340	$—	$482,876

5.       Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents, short-term investments, and long-term investments classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$79,670	$—	$—	$79,670
Corporate bonds	39,330	—	(90)	39,240
U.S. Government Treasury and agency securities	105,029	—	(290)	104,739
Total	$224,029	$—	$(380)	$223,649

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$123,536	$—	$—	$123,536
Corporate bonds	207,909	14	(197)	207,726
Commercial paper	11,970	—	—	11,970
Asset-backed securities	27,712	3	(2)	27,713
U.S. Government Treasury and agency securities	112,166	10	(245)	111,931
Total	$483,293	$27	$(444)	$482,876

At December 31, 2017, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at December 31, 2017 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2017	2016
Work-in-process	$737	$—
Finished goods	20	—
Total inventory	$757	$—

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2017	2016
Research and development equipment	$7,696	$2,154
Furniture and office equipment	2,873	2,595
Computer equipment	2,563	2,013
Software	4,182	3,931
Leasehold improvements	15,085	12,486
Construction-in-progress	429	37
Property and equipment, gross	32,828	23,216
Less accumulated depreciation	(10,991)	(6,161)
Property and equipment, net	$21,837	$17,055

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $4.8 million, $3.4 million and $1.4 million respectively. Amortization of leasehold improvements and software is included in depreciation expense.

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2017	2016
Research and clinical study expenses	$17,141	$18,593
Payroll and related expenses	26,527	17,226
Repayment liability under collaboration agreement	3,681	13,650
Contract liability	5,986	—
Other	8,092	5,085
Total accrued liabilities	$61,427	$54,554

6.      Intangible Assets, net

In connection with the acquisition as described in Note 3 “Acquisition" the Company recognized IPR&D assets of $129.0 million and a contract asset of $13.5 million. The estimated fair value of these intangible assets was measured using Level 3 inputs as of the acquisition date.

IPR&D assets represent the fair value of acquired programs to develop an AAV gene therapy for OTC deficiency and to develop an AAV gene therapy for glycogen storage disease type Ia. The fair value of IPR&D assets acquired was determined based on the discounted present value of each research project’s projected cash flows using an income approach, including the application of probability factors related to the likelihood of success of the program reaching final development and commercialization. Additionally, the projections consider the relevant market sizes and growth factors, estimated future cash flows from product sales resulting from completed products and in-process projects and timing and costs to complete the in-process projects. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. IPR&D assets are considered to be indefinite-live until the completion or abandonment of the associated research and development efforts.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The contract asset represents the fair value of the agreement with Bayer HealthCare LLC to research, develop, and commercialize AAV gene therapy products for treatment of hemophilia A. The fair value of the contract asset was determined based on the discounted present value of the estimated net future income and would be amortized to research and development expense over the research term which is expected to be complete in 2019. The Company recorded research and development expense of $1.0 million for the period from November 7, 2017 through December 31, 2017 related to the amortization of the asset. As of December 31, 2017, the estimated future amortization expense associated with the contract asset is $10.5 million in 2018 and $2.0 million in 2019.

7.      License and Research Agreements

Saint Louis University License Agreement

In November 2010, the Company entered into a license agreement with Saint Louis University (SLU). Under the terms of this license agreement, SLU granted the Company an exclusive worldwide license to make, have made, use, import, offer for sale, and sell therapeutics related to SLU’s beta-glucuronidase product for use in the treatment of human diseases.

The Company made a milestone payment of $0.1 million upon approval of Mepsevii for treatment of MPS 7. The Company is required to pay to SLU a low single-digit royalty on net sales of the licensed products in any country or region, upon reaching a certain level of cumulative worldwide sales of the product, if such product sales are ever achieved.

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

Baylor Research Institute License Agreement

In September 2012, the Company entered into a license agreement with Baylor Research Institute (BRI). Under the terms of this license agreement, BRI exclusively licensed to the Company its territories for certain intellectual property related to triheptanoin.

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

KHK will manufacture and supply burosumab for clinical use globally and will manufacture and supply burosumab for commercial use in the profit share territory and Latin America. The remaining profit or loss from commercializing products in the profit-share territory, until the applicable transition date, will be shared between the Company and KHK on a 50/50 basis. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range in the profit share territory. Net proceeds from the anticipated sale of the priority review voucher, if received, will be shared equally with KHK. The Company

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

will also be entitled to receive a royalty of up to 10% on net sales in the European territory. In Latin America, the Company will pay to KHK a low single-digit royalty on net sales.

In May 2017, the Company signed an agreement with a wholly-owned subsidiary of KHK pursuant to which the Company was granted the right to commercialize burosumab in Turkey. KHK’s subsidiary has the option to assume responsibility for commercialization efforts from the Company, after a certain minimum period.

The Company is accounting for the agreement as a collaboration arrangement as defined in ASC 808, Collaborative Agreements. The Company’s expenses were reduced by $31.2 million and $25.3 million for the years ended December 31, 2017 and 2016, respectively, for its share of the costs as research and development and were reduced by $4.5 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively, for its share of the selling, general and administrative expenses. As of December 31, 2017 and 2016, the Company had receivables in the amount of $10.3 million and $8.6 million, respectively, for this collaboration arrangement.

Arcturus Research Collaboration and License Agreement

In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus Therapeutics, Inc. (Arcturus). The Company and Arcturus are collaborating on the research and development of therapies for select rare diseases. As consideration for entering into the arrangement, the Company paid Arcturus an upfront fee of $10.0 million. Arcturus has the primary responsibility for conducting certain research services, funded by the Company, and the Company will be responsible for development and commercialization costs.

Takeda License and Collaboration and Purchase Agreements

In June 2016, the Company executed a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda). Pursuant to the agreement, which became effective in July 2016, the Company obtained an exclusive license for a pre-clinical compound from Takeda in a pre-determined field of use. The Company is responsible for the development costs for the pre-clinical compound and the identified option product pursuant to an initial development plan. Because the license to the pre-clinical compound has no alternative future use, the estimated fair value of $0.7 million was recorded as a research and development expense upon acquisition. Any products resulting from the pre-clinical compound or the identified option product is referred to in this report as the “licensed product.” The Company discontinued the development efforts on the pre-clinical compound in the pre-determined field of use and the identified option product.

As part of the agreement, the Company and Takeda established a five-year research collaboration whereby the parties may mutually agree to add additional option products candidates to the collaboration, in which case the Company will bear the cost of the development activities, with certain exceptions.

In July 2016, the Company consummated a common stock purchase agreement, executed in conjunction with the collaboration and license agreement, whereby Takeda purchased 374,590 shares of the Company’s common stock for $40.0 million in cash. The fair market value of the common stock issued to Takeda was $27.3 million, based on the closing stock price of $72.95 on the date of issuance, resulting in a $12.7 million premium paid to the Company. The Company also received a put option to require Takeda to purchase an additional $25.0 million in shares of the Company’s common stock which was exercised in October 2016, whereby Takeda purchased 352,530 shares of the Company’s common stock for $25.0 million in cash. Takeda is subject to a five-year standstill (subject to customary exceptions or release). The Company estimated the fair value of the put options to be $0.9 million and recorded the put options in additional paid-in capital.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company is responsible for the costs under the initial development plan. A significant portion of this work is performed by Takeda which has an estimated cost of approximately $10.0 million to $11.2 million and is subject to changes as development activities are adjusted and cost estimates are refined. The Company concluded that the payment to Takeda is not in return for a distinct service that Takeda transfers to the Company, therefore, the payment made to Takeda is accounted for as a reduction in the transaction price. As of December 31, 2017, the Company concluded that $3.1 million of the estimated transaction price should not be constrained because it is probable that a significant reversal in the amount to be recognized will not occur. The unconstrained transaction price was allocated to the distinct performance obligations on a relative standalone selling price basis. The Company recorded $2.5 million for the year ended December 31, 2017, respectively, as a reduction of research and development expenses by measuring the progress toward complete satisfaction of the individual performance obligation using an input measure.

The Company concluded that the remaining transaction price should continue to be constrained as of December 31, 2017. The Company will continue to re-evaluate the application of the constraint to the transaction price at each reporting period end date.

Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, the Company had a repayment liability in the amount of $3.7 million and $14.3 million, respectively, and a contract liability in the amount of $0.6 million as of December 31, 2017 and none as of December 31, 2016.

University of Pennsylvania

The Company has an agreement with University of Pennsylvania School of Medicine (Penn) to sponsor certain research related to liver and hemophilia gene therapy. In consideration for funding such research, Penn granted the Company an option to obtain a worldwide, non-exclusive or exclusive, royalty-bearing license, with the right to sublicense, under certain patent rights conceived, created or reduced to practice in the conduct of the research. The Company is required to reimburse Penn for filing, prosecuting and maintaining such patent rights unless and until the Company declines to exercise its option. Penn provides the Company with task-based, scientific reports of progress and results of the research, and granted the Company a royalty-free, nontransferable, non-exclusive right to copy and distribute any research reports furnished to the Company for any reasonable purpose, provided the results are not made publicly available until certain conditions are met, and the right to use, disclose and otherwise exploit the research results for any reasonable purpose, subject to similar restrictions on our public disclosure of the research results. Otherwise, the sponsored research agreement contains customary confidentiality provisions.

The Company also has a research, collaboration, and license agreement with Penn, which provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of certain indications. Under the agreement, Penn granted the Company an exclusive, worldwide license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each indication for the term of the agreement. The Company will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development, manufacturing and commercialization of each indication. The Company will make milestone payments of up to $5.0 million for each indication, if certain development milestones are achieved over time, as well as low to mid-single digit royalties on net sales of each licensed product. The Company will also make milestone payments per approved product if certain commercial milestones are achieved.

REGENXBIO, Inc.

The Company has a license agreement with REGENX, for an exclusive, sublicensable, worldwide commercial license under certain intellectual property for preclinical and clinical research and development, and commercialization of drug therapies using REGENX 's licensed patents for the treatment of hemophilia A, hemophilia B, OTC deficiency and GSD1a. The Company will pay an annual fee and certain milestone fees per disease indication, low to mid single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees owed by REGENX to its licensors, contingent upon the attainment of certain development activities as outlined in the agreement.

The Company also has an option and license agreement with REGENX under which the Company has an exclusive, sublicensable, worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to three disease indications, subject to certain exclusions and has an option for another disease indication. The exercise of the remaining option will require payment of a $1.0 million option fee, is subject to availability and if not exercised, will automatically terminate in 2019 (which may be extended for additional time for a fee). Each exercised option carries an annual maintenance fees of $0.1 million. In addition, for each option exercised, the Company is obligated to pay up to $9.0 million upon achievement of various milestones, as well as mid to high single-digit royalties on net sales of licensed products and mid single-digit to low double-digit percentage sublicenses fees, if any.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Bayer HealthCare LLC

The Company has an agreement with Bayer Healthcare LLC (Bayer) to research, develop and commercialize AAV gene therapy products for treatment of hemophilia A (DTX 201). Under this agreement, Bayer has been granted an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. The Company is responsible for the development of DTX201 under the agreement through a proof-of-concept (POC) clinical trial, in accordance with the mutually agreed upon research budget. Upon the successful demonstration of clinical POC, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product.

Bayer is responsible to fund certain research and development services performed by the Company in the performance of its obligations under the annual research plan and budget. Under the terms of the agreement with Bayer, the Company is eligible to receive development and commercialization milestone payments of up to $232.0 million, as well as, royalty payments ranging in the high single-digit to low double-digit percentages, not exceeding the mid-teens, of net sales of licensed products. In December 2017, the first milestone was achieved and the Company invoiced Bayer $5.0 million for the milestone.

As of the acquisition date of November 7, 2017, the Company valued the contract under ASC 805 Business Combinations and recorded an intangible asset of $13.5 million. The intangible asset will be amortized to research and development expense over the remainder of the research term which is expected to be complete in 2019. The Company recorded a research and development expense of $1.0 million for the period from November 7, 2017 through December 31, 2017 related to the amortization of the intangible asset.

The Company also evaluated the agreement under ASC 606 Revenue from Contracts with Customers, and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement includes (i) research and development services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services. $2.1 million was recorded as collaboration and license revenue for the period from November 7, 2017 through December 31, 2017 by measuring the progress toward complete satisfaction of the performance obligation using an input measure and $5.4 million of contract liability as of December 31, 2017. The performance obligation under the contract is estimated to be substantially complete by end of 2019.

8.      Equity

At-the-Market Offerings

In July 2016, the Company entered into an At-The-Market (ATM) sales agreement with Cowen and Company, LLC (Cowen), whereby the Company sold $150.0 million in aggregate proceeds of common stock, through Cowen as our sales agent. During the years ended December 31, 2017 and 2016, the Company sold 912,351 and 1,159,415 shares of common stock, resulting in net proceeds of approximately $67.6 million and $79.5 million, respectively, after commissions and other offering costs.

In July 2017, the Company entered into an additional ATM sales agreement with Cowen whereby the Company may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. During the year ended December 31, 2017, the Company sold an additional 1,338,866 shares of common stock, resulting in net proceeds of approximately $64.3 million, after commissions and other offering costs.

Common Stock Warrants

As of December 31, 2017 and 2016, there was an aggregate of 149,700 of common stock warrants outstanding that were issued in June 2010 and June 2011 with a contractual term of 10 years and an exercise price of $3.01.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

9.      Stock-Based Awards

Equity Plan Awards

In 2011, the Company adopted the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the board of directors. In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan). The 2014 Plan had 2,250,000 shares of common stock available for future issuance at the time of its inception, which included 655,038 shares available under the 2011 Plan, which were transferred to the 2014 Plan upon adoption. No further grants subsequent to the IPO were made under the 2011 Plan. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Under the terms of the 2014 Plan, awards may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for awards must be at least 110% of fair market of the common stock on the grant date, as determined by the board of directors. The term of an award granted under the 2014 Plan may not exceed ten years. Typically, the vesting schedule for option grants to the employees provides that 1/4 of the grant vests upon the first anniversary of the date of grant, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. The vesting schedule for RSU grants provides that 1/4 of the grant vests upon the annual anniversary of the date of grant over the period of four years.

As part of the acquisition of Dimension (discussed in Note 3 “Acquisition”), the Company assumed an equivalent 639,897 options to purchase shares of common stock of the Company from the equity plans of Dimension. No further grants subsequent to the acquisition are available under these equity plans.

As of December 31, 2017, an aggregate of 9,732,069 shares of common stock have been authorized for issuance under all equity award plans.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans, including the 2011 Plan, the 2014 Plan, the assumed equity awards from the Dimension plans and related information:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2014	2,739,475	$16.15	8.43	$79,840
Options granted	2,013,350	90.60
Options exercised	(795,825)	8.65
Options cancelled	(130,037)	31.49
Outstanding — December 31, 2015	3,826,963	$56.36	8.58	$217,386
Options granted	1,435,995	67.00
Options exercised	(425,922)	21.21
Options cancelled	(407,564)	70.87
Outstanding — December 31, 2016	4,429,472	$61.85	8.22	$79,135
Options granted	1,328,860	71.99
Options assumed	639,897	27.97
Options exercised	(478,470)	16.25
Options cancelled	(520,349)	78.70
Outstanding — December 31, 2017	5,399,410	$62.75	7.40	$37,687
Vested and exercisable — December 31, 2017	2,709,510	$53.53	6.22	$34,558
Vested and expected to vest — December 31, 2017	5,216,110	$62.50	7.35	$37,528

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $20.4 million, $22.2 million and $59.0 million, respectively. Cash received from the exercise of options was $7.8 million, $9.0 million, and $6.9 million as of December 31, 2017, 2016, and 2015, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The weighted-average estimated fair value of stock options granted was $44.20, $40.49 and $54.90 per share of the Company’s common stock during the years ended December 31, 2017, 2016, and 2015, respectively. The total estimated fair value of options vested during the years ended December 31, 2017, 2016, and 2015 was $49.1 million, $43.8 million, and $10.7 million, respectively.

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units (RSUs) from the 2014 Plan and related information:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2014	31,000	$53.23
RSUs granted	187,260	89.67
RSUs released	(18,209)	54.72
RSUs cancelled	(2,900)	84.89
Unvested — December 31, 2015	197,151	$87.24
RSUs granted	477,816	66.83
RSUs released	(52,273)	82.59
RSUs cancelled	(48,950)	78.04
Unvested — December 31, 2016	573,744	$71.45
RSUs granted	516,161	71.58
RSUs released	(156,021)	71.93
RSUs cancelled	(112,324)	76.78
Unvested — December 31, 2017	821,560	$70.71

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total fair value of the 156,021 shares vested during 2017 was approximately $11.2 million with an aggregate intrinsic value of the shares of $9.2 million.

Performance Stock Units

In December 2017, the Company granted 508,850 performance stock units (PSUs) to certain employees at a grant date fair value of $48.03 per share of the Company’s common stock, of which no shares vested during 2017. These PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company after achievement of the specified criteria. Stock-based compensation for these PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. In December 2017, the Company began recognizing stock compensation expense on one of the criteria as the outcome was deemed probable.

Employee Stock Purchase Plan

In January 2014, the Company adopted the 2014 Employee Stock Purchase Plan (ESPP) and had reserved a total of 600,000 shares of common stock for issuance under the ESPP. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2017, the Company issued 62,412 shares of common stock under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$38,212	$29,412	$17,100
Selling, general and administrative	29,802	18,897	7,784
Total stock-based compensation expense	$68,014	$48,309	$24,884

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2017, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $165.3 million, which the Company expects to recognize over an estimated weighted-average period of 2.52 years. In determining the estimated fair value of the stock options and ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	6.23	6.23	6.23
Expected volatility	65%	65%	65%
Risk-free interest rate	2.1%	1.5%	1.8%
Expected dividend rate	0.0%	0.0%	0.0%

10.       Defined Contribution Plan

Since 2013, the Company has sponsored a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Prior to 2015, the Company had not provided any contributions to the plan. The Company recorded $2.1 million, $1.5 million, and $0.6 million as contribution expenses for the years ended December 31, 2017, 2016, and 2015, respectively.

11.      Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$250,917	$192,287	$145,618
Foreign	67,421	53,552	—
Total loss before income taxes	$318,338	$245,839	$145,618

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current provision for income taxes:
Federal	$—	$—	$—
State	5	—	—
International	42	35	—
Total current tax provision	47	35	—
Deferred tax benefit:
Federal	(16,243)	—	—
State	(3)	—	—
International	—	—	—
Total deferred tax benefit	(16,246)	—	—
Total (benefit from) provision for income taxes	$(16,199)	$35	$—

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	—	1.3	7.5
Federal tax credits	9.0	13.7	5.9
Other	(0.9)	(0.3)	0.8
Nondeductible permanent items	—	—	—
Stock-based compensation	(0.6)	(1.4)	(1.3)
Uncertain tax positions	(1.8)	2.0	(7.7)
Change in valuation allowance	(32.5)	(41.9)	(39.2)
Foreign rate differential	(7.2)	(7.4)	—
Change in federal tax rate	5.1	—	—
Provision for income taxes	5.1	—	—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Loss carryforwards	$154,949	$102,960
Tax credits	119,542	78,324
Stock options	21,336	16,084
Accruals and reserves	5,939	10,039
Fixed assets and intangibles	1,194	3,014
Other	1,286	1,950
Gross deferred tax assets	304,246	212,371
Valuation allowance	(304,246)	(212,371)
Total deferred tax assets	—	—
Deferred tax liabilities:
In-process research and development	(31,166)	—
Net deferred tax assets (liabilities)	$(31,166)	$—

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2017 and 2016, the Company had $422.3 million and $315.5 million of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030. As of December 31, 2017 and 2016, the Company had $457.7 million and $259.8 million of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030.

As of December 31, 2017 and 2016, the Company had federal research tax credit carryforwards of $4.5 million and $2.5 million available to reduce future tax liabilities that will begin to expire in 2030. As of December 31, 2017 and 2016, the Company had state research credit carryforwards of $12.4 million and $6.7 million available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2017 and 2016, the Company had federal Orphan Drug Credits of $124.6 million and $84.3 million available to reduce future tax liabilities that will begin to expire in 2031.

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

On November 7, 2017, the Company acquired Dimension (see Note 3 “Acquisition”). The Company recorded a $47.4 million deferred tax liability relating to the tax impact of future GAAP amortization or potential impairments associated with the identified intangible assets acquired, which are indefinitely lived assets and are not currently deductible for tax purposes. Due to the reduction of the US corporate tax rate to 21% in the period subsequent to the acquisition, the Company recorded a net decrease to the deferred tax liability of $16.2 million with a corresponding benefit from income taxes of $16.2 million for the year ended December 31, 2017.

The valuation allowance increased by $91.9 million and $102.9 million during the year ended December 31, 2017 and 2016, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net decrease related to deferred tax assets and deferred tax liabilities of $70.5 million, with a corresponding net adjustment to benefit from income taxes of $16.1 million and offsetting change in valuation allowance of $86.6 million for the year ended December 31, 2017. The Company does not expect a material impact related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the adjustment to deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017. The determination of the benefit from (provision for) income taxes requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. Given that the Company is still in the transition period for the accounting for income tax effects of the Tax Act, the current assessment on deferred tax assets (liabilities) is based on the currently available information and guidance. If in the future any element of the tax reform changes the related accounting guidance for income tax, it could affect the Company’s income tax position and the Company may need to adjust the benefit from (provision for) income taxes accordingly.

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$13,505	$24,010	$7,275
Additions based on tax positions related to current year	9,338	6,777	15,628
Additions for tax positions of prior years	5,534	877	5,505
Reductions for tax positions of prior years	—	(18,159)	(4,398)
Balance at end of year	$28,377	$13,505	$24,010

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2017 and 2016, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next year.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

It is our intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2017, the Company had not made a provision for U.S. income taxes or foreign withholding taxes on a nominal amount of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon repatriation as dividends and under certain other circumstances. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount.

The Company files income tax returns in the U.S. federal, California, and other state tax jurisdictions. The federal and state income tax returns from inception to December 31, 2017 remain subject to examination.

12.       Commitments and Contingencies

Facilities

The Company leases office space and research, testing and manufacturing laboratory space in various facilities in Novato and Brisbane, California and in Cambridge and Woburn, Massachusetts, under operating agreements expiring at various dates through 2026. Certain of the leases provide for options by the Company to extend the lease for multiple five-year renewal periods and also provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases.

The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating lease. Rent expense was $4.5 million, $3.3 million, and $1.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

As of December 31, 2017, the aggregate future minimum lease payments under the noncancelable operating lease arrangements and future payments under contractually binding manufacturing and service agreements are as follows (in thousands):

Year Ending December 31,	Leases	Manufacturing and Services
2018	$6,210	$7,542
2019	5,293	1,224
2020	3,727	62
2021	2,477	—
2022	2,413	—
Thereafter	9,033	—
	$29,153	$8,828

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

13.      Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(302,139)	$(245,874)	$(145,618)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	42,453,135	39,586,908	36,782,603
Net loss per share, basic and diluted	$(7.12)	$(6.21)	$(3.96)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock, RSUs, and PSUs	5,862,784	4,699,111	3,368,507
Employee stock purchase plan	2,728	7,933	—
Common stock warrants	149,700	149,700	195,762
	6,015,212	4,856,744	3,564,269

14.     Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Unrealized Gain (Loss) on Securities Available-for-Sale	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2014	$(174)	$—	$(174)
Current period other comprehensive loss	(694)	—	(694)
December 31, 2015	(868)	—	(868)
Current period other comprehensive income	451	1,322	1,773
December 31, 2016	(417)	1,322	905
Current period other comprehensive income (loss)	35	(10,110)	(10,075)
Reclassification from accumulated other comprehensive income	—	3,490	3,490
December 31, 2017	$(382)	$(5,298)	$(5,680)

15.     Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein (in thousands, except share and per share data):

	2017
	March 31,	June 30,	September 30,	December 31,
Revenue	$—	$—	$198	$2,414
Operating expenses	69,954	78,441	83,911	99,248
Net loss	(68,290)	(72,891)	(79,227)	(81,731)
Net loss per share, basic and diluted	$(1.63)	$(1.72)	$(1.87)	$(1.89)

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	2016
	March 31,	June 30,	September 30,	December 31,
Revenue	$—	$17	$111	$5
Operating expenses	53,622	58,070	65,894	70,554
Net loss	(52,757)	(56,923)	(64,907)	(71,287)
Net loss per share, basic and diluted	$(1.35)	$(1.46)	$(1.64)	$(1.75)

16.     Subsequent Events

ATM Offering

During the period of January 1, 2018 through February 21, 2018, the Company sold an additional 240,417 shares of common stock, resulting in net proceeds of approximately $11.8 million, after commissions and other offering costs.

Priority Review Voucher sale

On January 10, 2018, the Company completed the sale of a PRV to Novartis Pharma AG for $130.0 million. The Company had received the PRV from the FDA in connection with the approval of Mepsevii.

Underwritten Public Offering

In January 2018, the Company completed an underwritten public offering in which 5,043,860 shares of common stock were sold, which included 657,895 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $57.00 per share. The total proceeds that the Company received from the offering were approximately $271.0 million, net of underwriting discounts and commissions.