Form 10-Q
period 2018-03-31
Ultragenyx Pharmaceutical Inc.
filed 2018-05-08
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, the registrant had 49,772,297 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the anticipated indications for our product candidates, if approved;
•	the potential market opportunities for commercializing our products and product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;
•	estimates of our expenses, future revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business, products and product candidates and the integration and performance of any businesses we have acquired or may acquire;
•	the initiation, timing, progress, and results of ongoing and future preclinical and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
•	our ability to maintain and establish collaborations or strategic relationships or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, contract manufacturing organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our products and product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$226,730	$100,488
Short-term investments	314,616	134,005
Accounts receivable	3,671	5,172
Inventory	2,068	757
Restricted cash	542	461
Prepaid expenses and other current assets	33,953	28,700
Total current assets	581,580	269,583
Property and equipment, net	20,830	21,837
Restricted cash	1,931	2,092
Long-term investments	29,907	9,975
Intangible assets, net	137,122	141,545
Goodwill	44,406	44,406
Other assets	1,574	1,315
Total assets	$817,350	$490,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,569	$8,886
Accrued liabilities	49,291	61,427
Deferred rent—current portion	723	701
Total current liabilities	57,583	71,014
Deferred tax liabilities	31,166	31,166
Other liabilities	4,944	5,119
Total liabilities	93,693	107,299
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of March 31, 2018 and
December 31, 2017	—	—
Common stock — 250,000,000 shares authorized; 49,665,203 and 44,167,071 shares issued
and outstanding as of March 31, 2018 and December 31, 2017, respectively	50	44
Additional paid-in capital	1,526,972	1,221,762
Accumulated other comprehensive loss	(946)	(5,680)
Accumulated deficit	(802,419)	(832,672)
Total stockholders’ equity	723,657	383,454
Total liabilities and stockholders’ equity	$817,350	$490,753

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Collaboration and license	$9,362	$—
Product sales	1,315	—
Total revenues	10,677	—
Operating expenses:
Cost of sales	225	—
Research and development	75,504	51,269
Selling, general and administrative	31,435	18,685
Total operating expenses	107,164	69,954
Loss from operations	(96,487)	(69,954)
Other income (expense), net:
Interest income	1,737	1,082
Gain from sale of priority review voucher	130,000	—
Other income (expense)	(4,958)	582
Income (loss) before income taxes	30,292	(68,290)
Provision for income taxes	(39)	—
Net income (loss)	$30,253	$(68,290)
Net income (loss) per share:
Basic	$0.63	$(1.63)
Diluted	$0.62	$(1.63)
Shares used in computing net income (loss) per share:
Basic	48,190,511	41,841,612
Diluted	49,077,742	41,841,612

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$30,253	$(68,290)
Other comprehensive income (loss):
Foreign currency translation adjustments	(289)	(648)
Transfer of cumulative translation adjustment for the substantial liquidation of a foreign subsidiary	5,272	—
Unrealized loss on available-for-sale securities	(249)	(26)
Other comprehensive income (loss):	4,734	(674)
Total comprehensive income (loss)	$34,987	$(68,964)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$30,253	$(68,290)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from sale of priority review voucher	(130,000)	—
Stock-based compensation	18,797	14,499
Amortization of premium (discount) on investment securities, net	(239)	549
Depreciation and amortization	6,160	1,161
Foreign currency remeasurement (gain) loss	4,773	(648)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,063)	930
Other assets	(259)	75
Accounts payable	(1,317)	2,989
Accrued liabilities and other liabilities	(12,583)	(12,470)
Net cash used in operating activities	(89,478)	(61,205)
Investing activities:
Purchase of property and equipment	(475)	(485)
Proceeds from sale of priority review voucher	130,000	—
Purchase of investments	(260,830)	(87,527)
Proceeds from the sale of investments	—	12,415
Proceeds from maturities of investments	60,277	64,977
Net cash used in investing activities	(71,028)	(10,620)
Financing activities:
Proceeds from issuance of common stock in connection with a public offering, net	270,969	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	11,808	67,591
Proceeds from issuance of common stock from equity awards, net	3,642	1,378
Net cash provided by financing activities	286,419	68,969
Effect of exchange rate changes on cash	249	17
Net increase (decrease) in cash, cash equivalents and restricted cash	126,162	(2,839)
Cash, cash equivalents and restricted cash at beginning of period	103,041	164,607
Cash, cash equivalents and restricted cash at end of period	$229,203	$161,768

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company and was incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of rare and ultra-rare diseases, with a focus on serious, debilitating genetic diseases. The Company has two approved therapies. Crysvita® (burosumab) is approved by the U.S. Food and Drug Administration (FDA) for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and has received European conditional marketing authorization for the treatment of XLH with radiographic evidence of bone disease in children 1 year of age and older and adolescents with growing skeletons. The Company has also received FDA approval for Mepsevii™ (vestronidase alfa), the first medicine approved for the treatment of children and adults with MPS VII, also known as Sly syndrome.

The Company is conducting Phase 2 and Phase 3 studies of Crysvita, an antibody targeting fibroblast growth factor 23 (FGF23), in pediatric and adult patients with XLH and a Phase 2 study in tumor induced osteomalacia (TIO), both rare diseases that impair bone mineralization; a Phase 3 study for UX007 in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency, who are experiencing movement disorders; a Phase 2 clinical study of UX007 in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy; a Phase 1/2 open label clinical study of DTX 301, an adeno-associated virus 8 (AAV8) gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase (OTC) deficiency, the most common urea cycle disorder; and has an active IND for DTX 401, an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa. The Company operates as one reportable segment.

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. Through March 31, 2018, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

The Company intends to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 21, 2018 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of March 31, 2018 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to sales return reserves, clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for its obligations under its facility leases.

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The Company adopted the standard as of January 1, 2018 on a retrospective basis, wherein the statement of cash flow of each period presented was adjusted to reflect the effects of applying the new guidance. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$226,730	$159,501
Restricted cash, current	542	271
Restricted cash, non-current	1,931	1,996
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$229,203	$161,768

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other - Simplifying the Test for Goodwill Impairment, which eliminated the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under this guidance, goodwill impairment testing shall be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company had early adopted the new goodwill guidance as of January 1, 2018 on a prospective basis. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date.

Revenue Recognition

Product sales

The Company sells Mepsevii through a limited number of distributors. Under Accounting Standards Codification (ASC) 606, revenue from product sales is recognized at the point in time when the delivery is made and when title and risk of loss transfers to these distributors. The Company also recognizes revenue from sales of Mepsevii and UX007 on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product in the territory. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded. Historical data are not yet readily available and reliable for use in estimating the amount of the reduction in gross revenue. The estimates applied are periodically reviewed and will be adjusted as necessary.

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

3.	Financial Instruments

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2018
			Gross Unrealized
	Fair Value Hierarchy	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	Level 1	$158,296	$—	$—	$158,296
Time deposits	Level 2	10,000	—	—	10,000
Corporate bonds	Level 2	90,462	—	(289)	90,173
Commercial paper	Level 2	79,388	—	—	79,388
Asset-backed securities	Level 2	30,928	—	(59)	30,869
U.S. Government Treasury and agency securities	Level 2	160,388	—	(283)	160,105
Total		$529,462	$—	$(631)	$528,831

	December 31, 2017
			Gross Unrealized
	Fair Value Hierarchy	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	Level 1	$79,670	$—	$—	$79,670
Corporate bonds	Level 2	39,330	—	(90)	39,240
U.S. Government Treasury and agency securities	Level 2	105,029	—	(290)	104,739
Total		$224,029	$—	$(380)	$223,649

At March 31, 2018, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at March 31, 2018 have a loss that was considered to be temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

4.	Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Work-in-progress	$1,808	$737
Finished goods	260	20
Total inventory	$2,068	$757

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Research and clinical study expenses	$21,680	$17,141
Payroll and related expenses	16,774	26,527
Repayment liability under collaboration agreement	3,460	3,681
Contract liability	—	5,986
Other	7,377	8,092
Total accrued liabilities	$49,291	$61,427

5.	License and Research Agreements

Kyowa Hakko Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KHK will collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union and Switzerland, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KHK, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition date; the Company will also be the lead party for core development activities conducted in Japan and Korea, for which the core development plan is limited to clinical trials mutually agreed to by the Company and KHK. The Company will share the costs for development activities in the profit share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KHK, and KHK shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition date in the profit share territory and the European territory, KHK will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KHK. The Company has the primary responsibility for conducting certain research and development services. Crysvita was approved in the European Union in November 2017 and was approved by the FDA in April 2018. The Company and KHK will share commercial responsibilities and profits in the profit share territory until the applicable transition date and KHK will commercialize Crysvita in the European territory. The Company will develop and commercialize Crysvita in Latin America.

KHK will manufacture and supply Crysvita for clinical use globally and will manufacture and supply Crysvita for commercial use in the profit share territory and Latin America. The remaining profit or loss from commercializing products in the profit-share territory, until the applicable transition date, will be shared between the Company and KHK on a 50/50 basis. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range in the profit share territory. Net proceeds from any sale of the priority review voucher issued in connection with the approval of Crysvita will be shared equally with KHK. The Company will also be entitled to receive a royalty of up to 10% on net sales in the European territory. In Latin America, the Company will pay to KHK a low single-digit royalty on net sales.

In May 2017, the Company signed an agreement with a wholly-owned subsidiary of KHK pursuant to which the Company was granted the right to commercialize Crysvita in Turkey. KHK’s subsidiary has the option to assume responsibility for commercialization efforts from the Company, after a certain minimum period.

The Company is accounting for the agreement as a collaboration agreement as defined in ASC 808, Collaborative Agreements. The Company’s expenses were reduced by $8.2 million and $7.4 million for the three months ended March 31, 2018 and 2017, respectively, for KHK’s share of the research and development expenses and were reduced by $3.8 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, for KHK’s share of the selling, general and administrative expenses. As of March 31, 2018 and December 31, 2017, the Company had receivables in the amount of $12.3 million and $10.3 million, respectively, for this collaboration arrangement.

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

The Company is responsible for the costs under the initial development plan. A significant portion of this work is performed by Takeda which is substantively complete as of March 31, 2018. The Company concluded that the payment to Takeda is not in return for a distinct service that Takeda transfers to the Company, therefore, the payment made to Takeda is accounted for as a reduction in the transaction price. As of March 31, 2018, the Company concluded that $3.3 million of the estimated transaction price should not be constrained because it is probable that a significant reversal in the amount to be recognized will not occur. The unconstrained transaction price was allocated to the distinct performance obligations on a relative standalone selling price basis. The Company recorded $0.8 million for the three months ended March 31, 2018 and none for the three months ended March 31, 2017 as a reduction of research and development expenses by measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. The Company will continue to re-evaluate the application of the constraint to the transaction price at each reporting period end date.

Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the Company had a repayment liability in the amount of $3.5 million and $3.7 million, respectively, and no contract liability as of March 31, 2018 and a $0.6 million contract liability as of December 31, 2017.

Bayer HealthCare LLC

The Company has an agreement with Bayer Healthcare LLC (Bayer) to research, develop and commercialize adeno-associated virus gene therapy products for treatment of hemophilia A (DTX 201). Under this agreement, Bayer has been granted an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. The Company is responsible for the development of DTX201 under the agreement through a proof-of-concept (POC) clinical trial, in accordance with the mutually agreed upon research budget. Upon the successful demonstration of clinical POC, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product.

Bayer is responsible to fund certain research and development services performed by the Company in the performance of its obligations under the annual research plan and budget. Under the terms of the agreement with Bayer, the Company is eligible to receive development and commercialization milestone payments of up to $232.0 million, as well as, royalty payments ranging in the high single-digit to low double-digit percentages, not exceeding the mid-teens, of net sales of licensed products. In December 2017, the first milestone was achieved and the Company subsequently received the $5.0 million milestone from Bayer.

As of the acquisition date of November 7, 2017, the Company valued the contract under ASC 805, Business Combinations, and recorded an intangible asset of $13.5 million. The intangible asset will be amortized to research and development expense over the remainder of the research term which is expected to be complete in 2019. The Company recorded a research and development expense of $4.4 million for the three months ended March 31, 2018 for the amortization of the intangible asset.

The Company evaluated the agreement under ASC 606 Revenue from Contracts with Customers, and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement includes (i) research and development services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services and recorded $9.3 million as collaboration and license revenue for the three months ended March 31, 2018, by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The performance obligation under the contract is expected to be substantially complete by end of 2019. As of March 31, 2018 and December 31, 2017, the Company had a $0.8 million of contract asset and a $5.4 million of contract liability, respectively.

6.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2018, there were 1,828,073 shares reserved under the 2014 Plan for the future issuance of equity awards and 2,292,906 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$11,247	$8,543
Selling, general and administrative	7,550	5,956
Total stock-based compensation	$18,797	$14,499

7.	Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period. For the three months ended March 31, 2017, there was no difference between basic and diluted net loss per share since the effect of the dilutive securities would be antidilutive and therefore were excluded from the diluted net loss per share calculation. The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Net income (loss), basic and diluted	$30,253	$(68,290)
Weighted-average shares used in computing net income (loss) per share, basic	48,190,511	41,841,612
Weighted-average effect of dilutive securities:
Options to purchase common stock and RSUs	742,796	—
Employee stock purchase plan	3,683	—
Common stock warrants	140,752	—
Weighted-average shares used in computing net income (loss) per share, diluted	49,077,742	41,841,612
Net income (loss) per share:
Basic	$0.63	$(1.63)
Diluted	$0.62	$(1.63)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock and RSUs	5,150,737	5,303,718
Employee stock purchase plan	—	24,590
Common stock warrants	—	149,700
	5,150,737	5,478,008

8.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. In March 2018, the Company and Cowen entered into an amendment to the ATM sales agreement to sell, from time to time, the remaining $72.6 million in common stock under the sales agreement under the Company’s new registration statement that was filed with the SEC on February 21, 2018. During the three months ended March 31, 2018, 240,417 shares were sold pursuant to the sales agreement, resulting in net proceeds of approximately $11.8 million, after commissions and other offering costs.

In January 2018, the Company completed an underwritten public offering in which 5,043,860 shares of common stock were sold, which includes 657,895 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $57.00 per share. The total proceeds that the Company received from the offering were approximately $271.0 million, net of underwriting discounts and commissions.

9.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Foreign currency translation adjustments	$(315)	$(5,298)
Unrealized loss on securities available-for-sale	(631)	(382)
Total accumulated other comprehensive loss	$(946)	$(5,680)

10.	Gain from Sale of Priority Review Voucher

On January 10, 2018, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher (PRV) to Novartis Pharma AG for $130.0 million. The Company received the PRV from the FDA in connection with the approval of Mepsevii. The full amount was received and recorded as a gain from sale of PRV as the PRV did not have a carrying value at the time of the sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”).

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

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of three product categories: biologics, small-molecule substrate replacement therapies, and gene therapy product candidates. Enzymes are proteins that the body uses to process materials needed for normal cellular function, and substrates are the materials upon which enzymes act. When enzymes or substrates are missing, the body is unable to perform its normal cellular functions, often leading to significant clinical disease. Several of our therapies are intended to replace deficient enzymes or substrates. Gene therapy is a therapeutic approach in which an isolated gene sequence or segment of DNA is administered to a patient, most commonly for the purpose of treating a genetic disease that is caused by mutations. Gene therapy aims to address the disease-causing effects of absent or dysfunctional genes by delivering functional copies of the gene to the patient’s cells, offering the potential for durable therapeutic benefit.

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii™ (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, that is approved for the treatment of X-linked hypophosphatemia, or XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. The U.S. Food and Drug Administration, or FDA, approved Crysvita on April 17, 2018 for the treatment of XLH in adult and pediatric patients one year of age and older. In Europe, Crysvita received European conditional marketing authorization on February 23, 2018 for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. A filing for adults with XLH is also planned in Europe. We have an ongoing global Phase 3 study in pediatric patients with XLH data expected in the second half of 2018.

Crysvita is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We expect 48-week data from our Phase 2 TIO study in mid-2018.

We are collaborating with Kyowa Hakko Kirin, or KHK, and Kyowa Kirin International, or Kyowa Kirin, a wholly owned subsidiary of KHK, on the development and commercialization of Crysvita globally, based on the collaboration and license agreement between us and KHK.

•

Mepsevii is approved by the FDA for the treatment of children and adults with Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome. Mepsevii is an intravenous, or IV, enzyme replacement therapy for the treatment of MPS VII, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. In Europe, the European Medicines Agency, or EMA, is currently reviewing the Marketing Authorization Application, or MAA. An opinion from the Committee for Medicinal Products for Human Use, or CHMP, is expected in mid-2018.

Our substrate replacement therapy pipeline includes UX007 in clinical development for the treatment of two diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied in an open-label Phase 2 study for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD. LC-FAOD is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. We reported positive 78-week data from the Phase 2 study in LC-FAOD patients. Following an end-of-phase 2 meeting with the FDA, we are submitting additional information and will work with FDA to determine whether an early submission based on the Phase 2 data can be pursued. We expect to come to a decision regarding a potential early submission in mid-2018. We are simultaneously finalizing a full protocol for a Phase 3, randomized, controlled study examining major clinical events as the primary endpoint as discussed with the FDA, and plan to initiate this Phase 3 study in the second half of 2018.

•

UX007 is also being studied for the treatment of glucose transporter type-1 deficiency syndrome, or Glut1 DS, a rare metabolic disease of brain energy deficiency that is characterized by seizures, developmental delay, and movement disorder. We have completed enrollment of, and randomized, 43 patients in the Phase 3 study in movement disorders, and expect to announce data from this study in the second half of 2018. If positive, the movement disorder study could serve as the basis for regulatory submissions.

Our gene therapy pipeline includes DTX301 and DTX401 in clinical development for the treatment of two diseases:

•

DTX301 is an adeno-associated virus 8, or AAV8, gene therapy product candidate designed for the treatment of patients with Ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. In March 2018, we announced positive safety and efficacy results from the first dose cohort of the Phase 1/2 open-label clinical trial of DTX301. The Data Monitoring Committee, or DMC, completed its review of the Cohort 1 data, and we have proceeded to the second, higher-dose cohort of the study. Data from the second cohort should be available in the second half of 2018.

•

DTX401 is an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease. Our IND was accepted by the FDA in April 2018 and we expect data from the first cohort of the Phase 1/2 study in the second half of 2018.

The following table summarizes our approved products and advanced product candidate pipeline:

Recent program updates

CRYSVITA for the treatment of XLH

In April 2018 we and Kyowa Kirin announced the FDA approval and commercial launch of Crysvita for the treatment of XLH in adult and pediatric patients one year of age and older. With the approval of Crysvita, the FDA issued a Rare Pediatric Disease Priority Review Voucher, or PRV, which confers priority review to a subsequent drug application that would not otherwise qualify for priority review. If we sell the PRV, the proceeds from the sale would be split evenly with KHK.

In February 2018 we and Kyowa Kirin announced that Crysvita received a positive European Commission decision granting a conditional marketing authorization to Kyowa Kirin for the treatment of X-linked hypophosphatemia (XLH) with radiographic evidence of bone disease in children 1 year of age and older and adolescents with growing skeletons.

In February 2018, we reported 64 week data from our Phase 2 study in children less than five years old (mean age 2.9 years), showing continued improvement in rickets and bowing. These longer term data from this study demonstrated that outcomes with Crysvita treatment were consistent with and further improved from what was seen at 40 weeks. These included sustained improvements in serum phosphorus levels, and a progressive reduction into the normal range of alkaline phosphatase. There were continued improvements in bowing and rickets scores at 64 weeks. The safety profile observed in this study was consistent with other Crysvita studies.

In February 2018, we reported that bone biopsy data from adult patients in our bone quality study demonstrated continued improvement in osteomalacia. At 48 weeks, all ten patients with evaluable paired bone biopsies demonstrated meaningful improvements from baseline in mean osteoid volume/bone volume. The mean decrease from 26.1% to 11.2% among these patients represents a 57% improvement from baseline in mean osteoid volume/bone volume which is the gold standard for the evaluation of osteomalacia. The patients also demonstrated mean improvements of 32% and 26% in osteoid thickness and osteoid surface/bone surface parameters respectively, and a meaningful improvement in mineralization lag time. These results, including safety, are consistent with the data provided to the FDA in the first 6 of these 10 patients showing a substantial reduction in osteomalacia.

Mepsevii for the treatment of MPSVII

With the approval of Mepsevii in November 2017, the FDA issued a PRV, and we completed the sale of the PRV in January 2018 for $130.0 million.

UX007 for the treatment of LC-FAOD

In January 2018, we announced an update to our development plan for UX007 in LC-FAOD. Following an end-of-phase 2 meeting, we are working to provide additional information to submit to FDA for consideration of an early filing based on the positive results from the Phase 2 study.

The clinical effect observed in the Phase 2 study was considered important, but it was not clear if there were dietary or other changes in the regimen as each patient crossed over onto UX007 that might have accounted for the improvement. We are working to provide additional information to FDA to support that the improvement demonstrated was likely due to UX007 and not any other changes. After this information is submitted and evaluated by FDA, we plan to determine with the FDA whether an early submission could be pursued. We are simultaneously finalizing a full protocol for a Phase 3, randomized, controlled study examining major clinical events as the primary endpoint as discussed with the FDA. This study would provide additional information that would be important in utilization and reimbursement long-term for UX007. If the FDA agrees to an early submission based on the Phase 2 study, the Phase 3 study would serve as a post-approval commitment for label expansion. Alternatively, the Phase 3 study could serve as a registrational study if an early filing is not possible.

UX007 for the treatment of Glut1 DS

In February 2018, we completed enrollment of, and randomized, 43 patients in the Phase 3 study of UX007 for the treatment of Glut1 DS patients with the movement disorder phenotype. The study is a randomized, double-blind, placebo-controlled, cross-over study designed to assess the efficacy and safety of UX007 in patients who are experiencing disabling paroxysmal movement disorders associated with Glut1 DS. Movement disorder events are defined as disabling if they affect or limit a patient's ability to perform activities of daily living. Eligible patients were randomized in a 1:1 ratio to one of two treatment sequences. Patients in the first group will begin a two-week titration period followed by an 8-week treatment period on UX007. Patients then begin a 2-week washout period, followed by a 2-week titration period and 8-week period on placebo. Patients in the second group follow the same schedule except that they begin with placebo and then cross over to UX007. The primary endpoint compares the frequency of disabling paroxysmal movement disorder events during the 8-week treatment period with UX007, to the frequency of disabling movement disorder events during the 8-week placebo treatment period as recorded by a daily electronic diary. Secondary endpoints include the duration of disabling paroxysmal movement disorder events; walking capacity and endurance measured by the 12-minute walk test; patient-reported health-related quality of life assessments of physical function, mobility, upper extremity function, fatigue and pain; cognitive function and safety. Following the 22-week blinded crossover study period, patients may roll into the open-label extension period to continue on UX007 treatment. We expect data from this study in the second half of 2018.

DTX301 for the treatment of OTC deficiency

In March 2018, we announced positive safety and efficacy data from the first dose cohort of the Phase 1/2 study of DTX301 in OTC deficiency. All three patients in the first, lowest-dose cohort received a single DTX301 dose of 2.0 × 10^12 GC/kg, and the pre-defined endpoint for efficacy evaluation occurred 12 weeks after dosing. The first patient’s rate of ureagenesis was normalized, maintained and then substantially increased over 24 weeks. The rate of ureagenesis at baseline was 67% of normal (200 umol/kg/hr), with the normal rate of ureagenesis defined as 300 umol/kg/hr. The patient had an initial peak effect at 6 weeks at 112% of normal (67% increase from baseline to 335 umol/kg/hr), and then declined at week 12 to 87% of normal (30% increase from baseline to 261 umol/kg/hr,) during the steroid regimen that was used to treat the patient’s mild alanine aminotransferase, or ALT, elevations. After steroids were weaned, ureagenesis began to rebound to 91% of normal at week 20 (36% increase from baseline to 273 umol/kg/hr) and then substantially increased to 134% of normal at week 24 (100.8% increase from baseline to 402 umol/kg/hr). The protocol allows for the tapering or discontinuation of alternate urea-cycle pathway medications. At week 24, all alternate urea-cycle pathway medications were discontinued based on Patient 1 choice and with investigator concurrence. In the 3 weeks since stopping these medications, the patient has been doing well clinically as reported by the investigator. The second and third patients did not show a clinically meaningful change in rate of ureagenesis over 20 weeks and 12 weeks, respectively. As of the February 15, 2018 cutoff date, there have been no infusion-related adverse events and no serious adverse events reported. All adverse events have been Grade 1 or 2 and have resolved. The only treatment-related adverse events were the previously-reported mild, clinically asymptomatic and manageable elevations in ALT in two patients, peaking at 45 (Patient 1) and 118 IU/L (Patient 2). These ALT elevations were mild and similar to what has been observed in other programs using adeno-associated virus, or AAV, gene therapy. Both patients completed a standard tapering course of corticosteroids as outpatients to treat the ALT elevations. Their ALT levels have remained in the normal range (below 40 U/L) since completing the tapering course. The third patient’s ALT levels remained in the normal range through twelve weeks. All three patients have remained clinically and metabolically stable.

The DMC completed its review of the Cohort 1 data, and we are proceeding to the second, higher-dose cohort of the study. Three patients will be enrolled in Cohort 2 and will each receive a single DTX301 dose of 6.0 × 10^12 GC/kg. Data from the second cohort are expected in the second half of 2018.

DTX401 for the treatment of GSDIa

In April 2018 we announced the FDA’s acceptance of our IND for DTX401for the treatment of patients with GSDIa. We expect data from the first cohort of the Phase 1/2 study in the second half of 2018.

Financial Operations Overview

We are a biopharmaceutical company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, and developing our products and product candidates, including conducting clinical studies and providing selling, general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity securities.

We have incurred net losses in each year since inception. Our net income (loss) was $30.3 million and $(68.3) million for the three months ended March 31, 2018 and 2017, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017:

Revenue (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2018	2017	Change	Change
Revenues:
Collaboration and license	$9,362	$—	$9,362	*
Product sales	1,315	—	1,315	*
Total revenues	$10,677	$—	$10,677	*

*not meaningful

We recognized $9.4 million in collaboration and license revenue primarily from our research arrangement with Bayer and $1.3 million in product sales for sales of Mepsevii and UX007 for the three months ended March 31, 2018. The increase in collaboration and license revenue is due to our acquisition of Dimension Therapeutics Inc., or Dimension, and the assumption of the agreement with Bayer through the acquisition. The increase in product sales is primarily due to the approval of Mepsevii in November 2017.

Cost of Sales (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2018	2017	Change	Change
Cost of sales	$225	$—	$225	*

We recognized $0.2 million in cost of sales related to Mepsevii, which was approved by the FDA in November 2017, which includes a reserve of $0.2 million recorded for excess inventory. Prior to the approval, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period, we expect that cost of sales for the three months ended March 31, 2018 would have been approximately $0.4 million for our commercial product sales, which includes $0.2 million of excess inventory reserves recorded for the three months ended March 31, 2018. We expect cost of sales to increase in relation to product revenues as we deplete these previously expensed inventories and in turn, the inventory cost of Mepsevii will increase as we produce and then sell Mepsevii product that has an inventory cost that reflects the full cost of manufacturing similar biologic products.

Research and Development Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2018	2017	Change	Change
Crysvita	$11,223	$9,694	$1,529	16%
Mepsevii	6,333	8,426	(2,093)	-25%
UX007	11,943	10,743	1,200	11%
DTX201	9,960	—	9,960	*
DTX301	3,426	—	3,426	*
DTX401	5,958	—	5,958	*
Ace-ER	2,881	6,237	(3,356)	-54%
Other research costs and preclinical costs	23,780	16,169	7,611	47%
Total research and development expenses	$75,504	$51,269	$24,235	47%

Research and development expenses increased $24.2 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in research and development expenses is primarily due to:

•

for Crysvita, an increase of $1.5 million for the three months ended March 31, 2018 related to patient diagnosis efforts, medical and scientific education expense, and regulatory filing preparation costs, net of KHK reimbursement;

•

for Mepsevii, a decrease of $2.1 million for the three months ended March 31, 2018 related to the post-approval capitalization of manufacturing expenses and reduced clinical trial activity with the progressive completion of our extension studies;

•	for UX007, an increase of $1.2 million for the three months ended March 31, 2018 primarily related to the conduct of our Phase 3 movement disorder study and regulatory filing preparation activities;
•

for DTX201, $10.0 million for the three months ended March 31, 2018 primarily related to clinical manufacturing expense, IND filing preparation expense, and amortization of fair value related to our Bayer collaboration agreement; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;
•

for DTX301, $3.4 million for the three months ended March 31, 2018 related to the conduct of the Phase 1/2 study; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;

•

for DTX401, $6.0 million for the three months ended March 31, 2018 related to clinical manufacturing expense, IND filing preparation expense, and preparations for our Phase 1/2 clinical study; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;

•

for Ace-ER, a decrease of 3.4 million for the three months ended March 31, 2018 due to a reduction in our spend on the Ace-ER program as a consequence of our decision to terminate the program in 2017; and

•

an increase of $7.6 million for the three months ended March 31, 2018 in other research and development costs including operating expenses related to our research stage programs and research collaborations (including programs acquired with Dimension acquisition), general expenses in support of our clinical and research program pipelines, and certain cost allocations.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2018	2017	Change	Change
Selling, general and administrative	$31,435	$18,685	$12,750	68%

Selling, general and administrative expenses increased $12.8 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in selling, general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in the number of employees in support of our activities.

We expect selling, general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2018	2017	Change	Change
Interest income	$1,737	$1,082	$655	61%

Interest income increased $0.7 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to an increase in our balance of invested funds and due to an increase in yields on our investment portfolio.

Gain from Sale of Priority Review Voucher (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2018	2017	Change	Change
Gain from sale of priority review voucher	$130,000	$—	$130,000	*

The gain from sale of the PRV of $130.0 million for the three months ended March 31, 2018 was due to the completion of the sale of the PRV we received from the FDA in connection with the approval of Mepsevii.

Other Income (Expense) (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2018	2017	Change	Change
Other income (expense)	$(4,958)	$582	$(5,540)	-952%

Other income (expense) decreased $5.5 million for the three months ended March 31, 2018 compared to the same period in 2017. The expense recognized during the three months ended March 31, 2018 was primarily due to the recognition of cumulative foreign currency translation losses related to the substantial liquidation of subsidiaries with a functional currency other than the U.S. Dollar. These recognized foreign currency losses are substantially offset by the reclassification adjustment reported as a component of other comprehensive income (loss).

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities. In July 2017, we entered into an at-the-market sales agreement with Cowen and Company, LLC, or Cowen, under which we may offer and sell from time to time common stock having aggregate gross proceeds of up to $150.0 million. In March 2018, we amended our sales agreement with Cowen to allow us to sell, from time to time, the remaining $72.6 million in common stock remaining under the sales agreement. During the three months ended March 31, 2018, the proceeds from the offering were approximately $11.8 million, after commissions and other offering costs. In January 2018, we completed an underwritten public offering in which we sold 5,043,860 shares of common stock and received net proceeds of approximately $271.0 million.

As of March 31, 2018, we had $571.3 million in available cash, cash equivalents, and investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents and investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(89,478)	$(61,205)
Cash used in investing activities	(71,028)	(10,620)
Cash provided by financing activities	286,419	68,969
Effect of exchange rate changes on cash	249	17
Net increase (decrease) in cash, cash equivalents and restricted cash	$126,162	$(2,839)

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

Cash used in operating activities for the three months ended March 31, 2018 was $89.5 million and reflected net income of $30.3 million, non-cash charges of $18.8 million for stock-based compensation and $6.2 million for depreciation and amortization of intangible asset acquired, offset by $130.0 million for the gain from sale of the PRV, and $0.2 million for the amortization of discount paid on purchased investments. There was also $4.8 million of non-cash foreign currency remeasurement losses in connection with the substantial liquidation of subsidiaries due to a change in the Company’s tax structure and fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $5.1 million increase in prepaid expenses and other current assets, a $0.3 million increase in other assets, a $1.3 million decrease in accounts payable primarily due to the timing of payments and receipt of invoices, and a $12.6 million decrease in accrued expenses and other liabilities primarily as a result of a decrease in accrued bonus due to the payout of the 2017 annual bonus and accrued expenses due to the timing of the receipt of invoices.

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

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $71.0 million and related to purchases of investments of $260.8 million and purchases of property and equipment of $0.5 million, offset by proceeds from the sale of PRV of $130.0 million, and proceeds from maturities of investments of $60.3 million.

Cash used in investing activities for the three months ended March 31, 2017 was $10.6 million and related to purchases of investments of $87.5 million and purchases of property and equipment of $0.5 million, offset by proceeds from maturities of investments of $65.0 million, and the sale of investments of $12.4 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $286.4 million and was comprised of $271.0 million from the sale of common stock in our underwritten public offering $11.8 million from the sale of common stock in our ATM offering, and $3.6 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities for the three months ended March 31, 2017 was $69.0 million and was comprised of $67.6 million from the sale of common stock in our ATM offering, and $1.4 million in net proceeds from the issuance of common stock upon the exercise of stock options.

Funding Requirements

We anticipate, excluding non-recurring items, that we will continue to generate annual losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize our approved products. Due to certain non-recurring or infrequent items like the sale of priority review vouchers, we may have income or lower levels of losses in the near term in quarterly periods that may not be indicative of future periods or trends. We will likely require additional capital to fund our operations, complete our ongoing and planned clinical studies and commercialize our products, and funding may not be available to us on acceptable terms or at all.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2018, we had cash, cash equivalents, and investments totaling $571.3 million which includes bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. We have exposure to currency risk related to intercompany balances with our foreign subsidiaries, resulting in the foreign currency gains and losses generated on the remeasurement of our intercompany balances with our foreign subsidiaries, which are reported in other income (expense). The intercompany amounts are largely offset by the translation gains (losses) reported in other comprehensive income (loss), resulting in immaterial impact on stockholders’ equity. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2018. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception in April 2010.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have devoted substantially all of our financial resources to identifying, acquiring, and developing our products and product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing selling, general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on non-recurring events, the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Our future revenue will depend upon the size of any markets in which our products are approved and any of our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement, and adequate market share for our products and product candidates in those markets. However, even if we obtain adequate market share for our products and product candidates, because the potential markets in which our products and product candidates may ultimately receive regulatory approval are very small, and our expenses may be greater than expected, we may never become profitable (excluding non-recurring events) despite obtaining such market share and acceptance of our products and product candidates that may receive approval.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, excluding non-recurring events. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish Medical Affairs field teams to initiate relevant disease education;
•	establish a marketing and distribution infrastructure and field force to commercialize our products and any product candidates for which we may obtain marketing approval;
•	continue to establish our international subsidiaries;
•	continue to operate as a public company and comply with legal, accounting and other regulatory requirements;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies, and/or businesses;

•	make milestone or other payments under any license or other agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our planned future commercialization efforts; and
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

We have not generated any significant revenue from product sales and we may never be profitable, excluding non-recurring events.

We have two products approved for commercialization but have not generated any significant revenue from product sales. Our ability to generate significant revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully commercialize our products and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating significant revenue from product sales in the near future. Our ability to generate substantial future revenue from product sales, including named patient sales, and to potentially be profitable depends heavily on our success in many areas, including but not limited to:

•	completing research and nonclinical and clinical development of our product candidates;
•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•

developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the processes and provide adequate (in amount and quality) product supply to support clinical development and the market demand for our products and product candidates, if approved;

•	launching and commercializing our products and product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	obtaining market acceptance of our products and product candidates as viable treatment options;
•	obtaining adequate reimbursement and pricing for our products and product candidates;
•	our ability to sell our products and product candidates on a named patient basis or through an equivalent mechanism and the amount of revenue generated from such sales;
•	addressing any competing technological and market developments;
•	identifying, assessing, licensing, acquiring, and/or developing new product candidates, technologies, and/or businesses;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter, any amendments thereto or extensions thereof;
•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•	attracting, hiring, and retaining qualified personnel.

We anticipate incurring significant costs associated with commercializing our products and any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the approved indication(s), the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our products, even if approved.

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

As of March 31, 2018, our available cash, cash equivalents, and investments were $571.3 million. We will likely require additional capital to commercialize our products and to obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of our products and any approved product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

Risks Related to the Discovery and Development of Our Product Candidates

Clinical drug development involves a lengthy and expensive process with uncertain outcomes and the potential for substantial delays, and the results of earlier studies may not be predictive of future study results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies for Crysvita and UX007 do not ensure that later clinical studies will demonstrate similar results. For example, our Phase 3 study that evaluated Ace-ER in patients with GNE myopathy did not achieve its primary or secondary endpoints and efficacy results from our Phase 2 study of UX007 in Glut1 DS patients with seizures did not meet the primary endpoint. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. For example, for our Glut1 DS Phase 3 clinical trial, we have proposed utilizing a patient diary to track movement disorder events. Based on FDA feedback expressing concern about the clinical meaningfulness of all such events tracked, we modified the clinical endpoint. Even so, there is no guarantee that these modifications to the endpoint will be acceptable to the FDA or other regulatory agencies. Given the illness of the patients in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

•	failure to demonstrate a starting dose for our product candidates in the clinic that might be reasonably expected to result in a clinical benefit;
•	delays or failures in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with contract research organizations, or CROs, clinical study sites, and other clinical trial-related vendors;
•	failure or delays in obtaining required regulatory agency approval and/or IRB or EC approval at each clinical study site or in certain countries;
•	failure to correctly design clinical studies which may result in those studies failing to meet their endpoints or the expectations of regulatory agencies;
•	changes in clinical study design or development strategy resulting in delays related to obtaining approvals from IRBs or ECs and/or regulatory agencies to proceed with clinical studies;
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing our product candidates, including conducting clinical studies and providing selling, general and administrative support for these operations. We cannot be certain that any clinical studies will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete nonclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates. We currently generate no significant revenue from sales of drugs, and we may never be able to develop or successfully commercialize an additional marketable drug.

Each of our product candidates is in development and will require additional clinical development; management of nonclinical, clinical, and manufacturing activities; regulatory approval; obtaining adequate manufacturing supply; building a commercial organization; significant marketing efforts; and reimbursement before we generate any significant revenue from commercial product sales, if ever. There can be no assurance that we will be able to secure regulatory approval for our product candidates, for the specified indications, or within projected time periods. For example, in November 2016, we withdrew our first filing application for regulatory approval that sought conditional marketing authorization in the EU for Ace-ER, and in August 2017 we discontinued further clinical development of Ace-ER. Even if we obtain regulatory approval, it may be withdrawn under certain circumstances. In addition, confirmatory clinical studies could be required for a conditional marketing authorization and could fail to demonstrate sufficient safety and efficacy to obtain full approval.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For our current product candidates:

•	we estimate that several hundred patients in the United States suffer from TIO, for which Crysvita is being studied;

•	we estimate that several thousand patients in the United States suffer from LC-FAOD, for which UX007 is being studied;
•	we estimate that several thousand patients in the United States suffer from Glut1 DS, for which UX007 is being studied;
•

we estimate that approximately 8,000 patients in the developed world suffer from late-onset OTC deficiency, for which DTX301 is being studied, and these all may not be treatable if they are immune to the virus; and

•	we estimate that approximately 6,000 patients worldwide suffer from GSD1a, for which DTX 401 is being studied, and these all may not be treatable if they are immune to the virus.

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

Our future success is dependent on our ability to successfully commercialize our products and develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for one product, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

If preclinical studies for DTX201 for hemophilia A, DTX701 for Wilson disease, DTX501 for PKU, and DTX601 for citrullinemia type I, or all of our future product candidates do not result in the determination of a minimally effective dose range, we may not obtain the regulatory approvals required to initiate clinical testing.

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

Our products and any product candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

We also rely on third parties in other ways, including efforts to support patient diagnosis and identify patients, to assist our finance and legal departments, and to provide other resources for our business. Use of these third parties could expose us to sub-optimal quality, missed deadlines, and non-compliance with applicable laws, all of which could result in reputational harm to us and negatively affect our business.

We are dependent on KHK for the clinical and commercial supply of Crysvita for all major markets and for the development and commercialization of Crysvita in certain major markets, and KHK’s failure to provide an adequate supply of Crysvita or to commercialize Crysvita in those markets could result in a material adverse effect on our business and operating results.

Under our agreement with KHK, KHK has the sole right to commercialize Crysvita in Europe and, at a specified time, in the United States, Canada, and Turkey, subject to a limited promotion right we retained. Our development partnership with KHK may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•

KHK has no obligation under our agreement to use diligent efforts to commercialize Crysvita in Europe. The timing and amount of any royalty payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KHK in Europe. Additionally, if KHK were to decide not to commercialize Crysvita in Europe, and we nevertheless wished to commercialize Crysvita in Europe, we would need to renegotiate with KHK certain terms of our agreement, which we may be unable to do on reasonable terms in a timely manner, or at all;

•

the timing and amount of any royalty payments we may receive under our agreement with KHK will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KHK in the United States and Canada under our agreement;

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

•

KHK may fail to manufacture or supply sufficient drug product of Crysvita in compliance with applicable laws and regulations or otherwise for our development and clinical use, which could result in program delays;

•

KHK may fail to manufacture or supply sufficient drug product of Crysvita in compliance with applicable laws and regulations or otherwise for our commercial use, if approved, which could result in lost revenue;

•

KHK may elect to develop and commercialize Crysvita indications with a larger market than XLH and at a lower price, thereby reducing the profit margin on sales of Crysvita for any orphan indications, including XLH;

•	if KHK were to breach or terminate the agreement with us, we would no longer have any rights to develop or commercialize Crysvita or such rights would be limited to non-terminated countries;
•	KHK may terminate its agreement with us, adversely affecting our potential revenue from licensed products; and
•	the timing and amounts of expense reimbursement that we may receive are uncertain, and the total expenses for which we are obligated to reimburse KHK may be greater than anticipated.

We rely on third parties to manufacture our products and most of our product candidates. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We have limited infrastructure or capability internally to manufacture our products and product candidates, and we lack the resources and the capability to manufacture most of our product candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our products and our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to, among other things, the failure of a manufacturer to provide a drug substance or drug product of sufficient quantity or quality, or the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, and could also impair named patient sale supply of our product candidates, which could harm our business and results of operations.

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

The process of manufacturing our products and product candidates is complex, highly regulated, and subject to several risks, including but not limited to those listed below.

•

The process of manufacturing our products and product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for our products and any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our products and product candidates or in the manufacturing facilities in which our products and product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•

The manufacturing facilities in which our products and product candidates are made could be adversely affected by equipment failures, labor shortages, raw material shortages, natural disasters, power failures, and numerous other factors.

Any adverse developments affecting manufacturing operations for our products and product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our products and product candidates. Due to their stage of development, small volume requirements, and infrequency of batch production runs, we carry limited amounts of safety stock for our products and product candidates. We may also have to take inventory write-offs and incur other charges and expenses for products and product candidates that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

The drug substance and drug product for our products and most of our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the necessary drug substance or drug product, could materially and adversely affect our business.

We acquire most of the drug substances and drug products for our products and product candidates from single sources. The drug substance and drug product for Crysvita are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for Mepsevii are manufactured by Rentschler under a commercial supply and services agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. For DTX301, a CMO manufactures clinical materials pursuant to cGMP requirements. We have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, our Phase 2 study of UX007 in LC-FAOD enrolled patients with more severe disease. In addition, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of Crysvita in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

Additionally, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability, even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner. Furthermore, KHK is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita, which will be determined on a fixed double-digit percentage of net sales, will be higher than the typical cost of goods sold by companies focused on rare diseases.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, XLH is currently treated with oral phosphate and vitamin D therapy, which may compete with Crysvita. Furthermore, B. Braun Medical Inc., or B. Braun, has received orphan drug designation for triheptanoin in Europe for certain LC-FAOD indications and we do not know if B. Braun is planning to initiate clinical development. Triheptanoin is also available in food-grade form, which may compete with our pharmaceutical-grade product. Investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. LC-FAOD is currently treated with diet therapy and medium-chain triglyceride oil, which may compete with UX007. Glut1 DS is currently treated primarily with the ketogenic diet and anti-epileptic drugs, which may also compete with UX007. OTC deficiency is currently treated with nitrogen scavenging drugs and severe limitations in dietary protein, which may compete with DTX301. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for our products, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies, our products, and our product candidates. Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology, our products, and our product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our products or product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our products or product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, or invalidated. For instance, in June 2017, a third party filed an opposition with the European Patent Office challenging the validity of a European patent owned by the University of Pennsylvania and sub-licensed to us from REGENXBIO relating to the AAV8 capsid used in our DTX301 product candidate. This opposition is in its very early stages and we are unable to estimate the timing or outcome of this matter. Furthermore, even if the patents and patent applications we own or in-license are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our products or product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We, independently or together with our licensors, have filed several patent applications covering various aspects of our products or product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

Although we have a number of patents or applications covering methods of use and certain compositions of matter, we do not have complete patent protection for our products and product candidates in all territories. For example, there are no issued patents covering the Crysvita composition of matter in Latin America where we have rights to commercialize the compound. Therefore, a competitor could develop the same antibody or a similar antibody as well as other approaches that target FGF23 for potential commercialization in Latin America, subject to any intellectual property rights or regulatory exclusivities awarded to us. If we cannot obtain and maintain effective patent rights for our products or product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for Crysvita, Mepsevii, UX007, and DTX301, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

If we are unable to maintain effective proprietary rights for our products, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our products or product candidate discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of others. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by other parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our products or product candidates may be subject to claims of infringement of the patent rights of these other parties.

Other parties may assert that we are employing their proprietary technology without authorization. There may be patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our products or product candidates. We have conducted freedom to operate analyses with respect only to our products and certain of our product candidates, and therefore we do not know whether there are any patents of other parties that would impair our ability to commercialize all of our product candidates. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or product candidates may infringe.

We are aware of three third-party patent families that include issued U.S. patents with claims that, if valid and enforceable, could be construed to cover DTX301, if and when approved, or methods of its manufacture. We are also aware of an additional three third-party patent families that include issued European claims that, if valid and enforceable, could be construed to cover certain methods that may be used in the manufacture of DTX301. In addition, other parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any of these patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of our products or any of our product candidates, methods of use, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize our products or a product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to continue commercialization of our products, or block our ability to develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of Crysvita, Mepsevii, and DTX301.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to Crysvita, Mepsevii, and DTX301. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. Moreover, it is not known whether the BPCI Act will survive in whole or in part if the Affordable Care Act is repealed. As a result, its ultimate impact, implementation, meaning, and long-term existence are subject to uncertainty. Elimination or modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for Crysvita, Mepsevii, and DTX301.

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

Competitors may infringe our patents or the patents of our licensors. Although we are not currently involved in any intellectual property litigation, if we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Filing, prosecuting, and defending patents on our products or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners such as KHK may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States and for various subtypes of FAOD in Europe, as well as for UX007 for the treatment of Glut1 DS, Crysvita, Mepsevii, and DTX301 in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (“IPR&D”) and an acquired contract asset. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments since inception.

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

Our corporate headquarters and one of our laboratories are located in the San Francisco Bay Area, and our collaboration partner for Crysvita, KHK, is located in Japan, which have both in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaborators, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

•	the perception of limited market sizes or pricing for our products and product candidates;
•	decisions by our collaboration partners with respect to the indications for our product candidates in countries where they have the right to commercialize the product candidates;
•	decisions by our collaboration partners regarding market access and pricing in countries where they have the right to commercialize our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our products and product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	the perception of the pharmaceutical industry’s approach to drug pricing;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	the integration and performance of any businesses we acquire;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2018, 1,828,073 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2018, 2,292,906 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1§	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.5
10.2§	Commercial Supply and Services Agreement – Drug Substance, effective December 7, 2017, between Ultragenyx Europe Gmbh and Rentschler Biopharma SE	10-K	2/21/2018	10.18
10.3§	Commercial Supply and Services Agreement – Drug Product, effective January 31, 2018, between Ultragenyx Europe Gmbh and Rentschler Biopharma SE	10-K	2/21/2018	10.19
10.4#	Offer Letter, dated as of January 15, 2018, between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.	10-K	2/21/2018	10.46
10.5	Lease Agreement, by and between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, dated November 2, 2015, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.	10-K	2/21/2018	10.66
10.6	First Amendment to Lease Agreement, dated March 20, 2018, between ARE-MA Region No. 20, LLC and Ultragenyx Pharmaceutical Inc.				X
10.7	Underwriting Agreement, dated as of January 23, 2018, among Ultragenyx Pharmaceutical Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, and Cowen and Company, LLC	8-K	1/26/2018	1.1
10.8	Amendment No. 1 to Sales Agreement, dated as of March 30, 2018, between Ultragenyx Pharmaceutical Inc. and Cowen and Company, LLC	8-K	3/30/2018	1.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

§Confidential treatment has been granted with respect to certain portions (indicated by asterisks) of this exhibit. Omitted portions have been filed separately with the SEC.

#Indicates management contract or compensatory plan.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 7, 2018	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2018	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2018	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Vice President and Corporate Controller (Principal Accounting Officer)