Form 10-Q
period 2018-06-30
Ultragenyx Pharmaceutical Inc.
filed 2018-08-03
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, the registrant had 50,182,357 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the anticipated indications for our product candidates, if approved;
•	the potential market opportunities for commercializing our products and product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;
•	estimates of our expenses, revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business, products and product candidates and the integration and performance of any businesses we have acquired or may acquire;
•	the initiation, timing, progress, and results of ongoing and future preclinical and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
•	our ability to maintain and establish collaborations or strategic relationships or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, contract manufacturing organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our products and product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$110,854	$100,488
Short-term investments	436,278	134,005
Accounts receivable	17,425	5,172
Inventory	3,342	757
Prepaid expenses and other current assets	36,844	29,161
Total current assets	604,743	269,583
Property and equipment, net	20,858	21,837
Long-term investments	—	9,975
Intangible assets, net	132,776	141,545
Goodwill	44,406	44,406
Other assets	3,239	3,407
Total assets	$806,022	$490,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,314	$8,886
Accrued liabilities	55,735	62,128
Total current liabilities	66,049	71,014
Deferred tax liabilities	31,166	31,166
Other liabilities	4,836	5,119
Total liabilities	102,051	107,299
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of June 30, 2018 and
December 31, 2017	—	—
Common stock — 250,000,000 shares authorized; 50,116,056 and 44,167,071 shares issued
and outstanding as of June 30, 2018 and December 31, 2017, respectively	50	44
Additional paid-in capital	1,559,722	1,221,762
Accumulated other comprehensive loss	(654)	(5,680)
Accumulated deficit	(855,147)	(832,672)
Total stockholders’ equity	703,971	383,454
Total liabilities and stockholders’ equity	$806,022	$490,753

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Collaboration and license	$10,519	$—	$19,881	$—
Product sales	2,275	—	3,590	—
Total revenues	12,794	—	23,471	—
Operating expenses:
Cost of sales	141	—	366	—
Research and development	76,835	58,436	152,339	109,705
Selling, general and administrative	30,718	20,005	62,153	38,690
Total operating expenses	107,694	78,441	214,858	148,395
Loss from operations	(94,900)	(78,441)	(191,387)	(148,395)
Other income (expense), net:
Interest income	2,448	1,151	4,185	2,233
Gain from sale of priority review vouchers	40,322	—	170,322	—
Other income (expense)	(496)	4,413	(5,454)	4,995
Loss before income taxes	(52,626)	(72,877)	(22,334)	(141,167)
Provision for income taxes	(102)	(14)	(141)	(14)
Net loss	$(52,728)	$(72,891)	$(22,475)	$(141,181)
Net loss per share, basic and diluted	$(1.06)	$(1.72)	$(0.46)	$(3.35)
Shares used in computing net loss per share, basic and diluted	49,819,528	42,346,830	49,046,838	42,095,750

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(52,728)	$(72,891)	$(22,475)	$(141,181)
Other comprehensive loss:
Foreign currency translation adjustments	225	(4,403)	(64)	(5,051)
Transfer of cumulative translation adjustment for the substantial liquidation of foreign subsidiaries	—	—	5,272	—
Unrealized gain (loss) on available-for-sale securities	67	(51)	(182)	(77)
Other comprehensive income (loss):	292	(4,454)	5,026	(5,128)
Total comprehensive loss	$(52,436)	$(77,345)	$(17,449)	$(146,309)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(22,475)	$(141,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review vouchers	(170,322)	—
Stock-based compensation	38,360	31,293
Amortization of premium (discount) on investment securities, net	(913)	1,051
Depreciation and amortization	12,240	2,216
Foreign currency remeasurement (gain) loss	5,846	(4,604)
Other	(145)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(22,382)	469
Other assets	(102)	101
Accounts payable	1,376	6,353
Accrued liabilities and other liabilities	(7,039)	(5,725)
Net cash used in operating activities	(165,556)	(110,027)
Investing activities:
Purchase of property and equipment	(1,852)	(861)
Proceeds from sale of priority review vouchers	170,322	—
Purchase of investments	(408,683)	(207,208)
Proceeds from the sale of investments	4,954	21,642
Proceeds from maturities of investments	112,162	154,730
Net cash used in investing activities	(123,097)	(31,697)
Financing activities:
Proceeds from issuance of common stock in connection with a public offering, net	270,969	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	11,789	67,616
Proceeds from issuance of common stock from equity awards, net	16,829	2,879
Net cash provided by financing activities	299,587	70,495
Effect of exchange rate changes on cash	(647)	(361)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,287	(71,590)
Cash, cash equivalents and restricted cash at beginning of period	103,041	164,607
Cash, cash equivalents and restricted cash at end of period	$113,328	$93,017

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

In addition to the approved treatments for XLH and MPS VII, the Company has six ongoing clinical development programs. Crysvita is being studied for the treatment of tumor induced osteomalacia (TIO), a rare disease that impairs bone mineralization. UX007 is being studied in patients with glucose transporter type-1 deficiency syndrome (Glut1 DS), a brain energy deficiency, who are experiencing movement disorders; it is also being studied in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy. The company has three gene therapy pipeline candidates: DTX 301 is an adeno-associated virus 8 (AAV8) gene therapy product candidate in development for the treatment of patients with ornithine transcarbamylase (OTC) deficiency, the most common urea cycle disorder; DTX 401 is an AAV8 gene therapy product candidate for the treatment of patients with glycogen storage disease type Ia (GSDIa); and DTX201 is an FVIII gene therapy clinical candidate for the treatment of hemophilia A. The Company operates as one reportable segment.

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. Through June 30, 2018, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for the Company’s obligations under its facility leases.

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

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$110,854	$90,751
Restricted cash included in prepaid expenses and other current assets	652	461
Restricted cash included in other assets	1,822	1,805
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$113,328	$93,017

Revenue Recognition

Collaboration and license revenue

The Company has certain license and collaboration agreements that are within the scope of Accounting Standards Codification (ASC) 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs are classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively in the consolidated statement of operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

The Company also receives royalty revenues under certain of the Company’s license or collaboration agreements in exchange for license of intellectual property. If the Company does not have any future performance obligations for these license or collaboration agreements, royalty revenue is recorded as the underlying sales occur.

In order to record its results of operations, the Company utilizes certain information from its collaboration partners , including revenue from the sale of the product, associated reserves on revenue, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no significant or material changes to prior period estimates of revenues and expenses.

The terms of the Company’s collaboration agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC 606, Revenue from Contract with Customers, to determine the distinct performance obligations. The Company analogizes to ASC 606 for the accounting for distinct performance obligations for which there is a customer relationship. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

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

Product sales

The Company sells Mepsevii through a limited number of distributors. Under ASC 606, revenue from product sales is recognized at the point in time when the delivery is made and when title and risk of loss transfers to these distributors. The Company also recognizes revenue from sales of certain products on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product. Prior to recognizing revenue, the Company makes estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated government-mandated rebates and chargebacks, estimated product returns, and other deductions.

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. Limited historical data is available for use in developing estimates of the amount of the reduction for reserve in gross revenue. The estimates applied are periodically reviewed and adjusted as necessary.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2018
			Gross Unrealized
	Fair Value Hierarchy	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	Level 1	$94,565	$—	$—	$94,565
Time deposits	Level 2	10,000	—	—	10,000
Corporate bonds	Level 2	160,606	—	(311)	160,295
Commercial paper	Level 2	71,708	—	—	71,708
Asset-backed securities	Level 2	30,210	—	(35)	30,175
U.S. Government Treasury and agency securities	Level 2	174,316	1	(217)	174,100
Total		$541,405	$1	$(563)	$540,843

	December 31, 2017
			Gross Unrealized
	Fair Value Hierarchy	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	Level 1	$79,670	$—	$—	$79,670
Corporate bonds	Level 2	39,330	—	(90)	39,240
U.S. Government Treasury and agency securities	Level 2	105,029	—	(290)	104,739
Total		$224,029	$—	$(380)	$223,649

At June 30, 2018, the remaining contractual maturities of available-for-sale securities were at or less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at June 30, 2018 have a loss that was considered to be temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

4.	Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Work-in-progress	$2,880	$737
Finished goods	462	20
Total inventory	$3,342	$757

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Research and clinical study expenses	$22,761	$17,141
Payroll and related expenses	23,479	26,527
Repayment liability under collaboration agreement	—	3,681
Contract liabilities	1,244	5,986
Other	8,251	8,793
Total accrued liabilities	$55,735	$62,128

5.	Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration and license revenue:
KHK (Crysvita)	$1,577	$—	$1,592	$—
Bayer	8,942	—	18,289	—
Total collaboration and license revenue	10,519	—	19,881	—
Product sales:
Crysvita	26	—	26	—
Mepsevii	2,007	—	3,126	—
UX007	242	—	438	—
Total product sales	2,275	—	3,590	—
Total revenues	$12,794	$—	$23,471	$—

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$11,838	$—	$21,852	$—
Europe	930	—	1,593	—
All other	26	—	26	—
Total revenues	$12,794	$—	$23,471	$—

The following table presents changes in the contract liabilities for the six months ended June 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	June 30, 2018
Contract liabilities	$5,986	$14,135	$(18,877)	$1,244

The Company’s largest accounts receivables balance accounted for 81% of the June 30, 2018 total accounts receivable balance compared to 97% as of December 31, 2017.

6.	License and Research Agreements

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

The collaboration and license agreements are within the scope of ASC 808, which provides guidance on the presentation and disclosure of collaborative arrangements.

Collaboration revenue related to sales in profit share territory

The Company and KHK share commercial responsibilities and profits in the profit share territory until the applicable transition date. Under the collaboration agreement, KHK will manufacture and supply Crysvita for commercial use in the profit share territory. The remaining profit or loss after supply costs from commercializing products in the profit-share territory, until the applicable transition date, are shared between the Company and KHK on a 50/50 basis. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range.

The Company is considered the agent in the arrangement as KHK controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. The Company recognizes a pro-rata share of collaboration revenue, net of supply costs, in the period the sale occurs. The Company concluded that its portion of KHK’s sales in the Profit Share Territory is analogous to a royalty and therefore recorded $1.1 million as collaboration revenue, similar to a royalty, during the three and six months ended June 30, 2018.

Royalty revenue related to sales in European Territory

KHK has the commercial responsibility for Crysvita in the European territory. The Company is entitled to receive a royalty of up to 10% on net sales in the European territory.

The Company’s share of collaboration revenue related to Crysvita was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Company's share of collaboration revenue in profit share territory	$1,065	$—	$1,065	$—
Royalty revenue in European territory	512	—	527	—
Total	$1,577	$—	$1,592	$—

Product revenue related to sales in Other Territories

The Company is responsible for commercializing Crysvita in Latin America. The Company is considered the principal in the arrangement as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. Product sales are recorded net of estimated product returns and other deductions.

Under the collaboration agreement, KHK manufactures and supplies Crysvita, which is purchased by the Company for commercial use in the Latin America territory. The Company also pays to KHK a low single-digit royalty on net sales.

In May 2017, the Company signed an agreement with a wholly-owned subsidiary of KHK pursuant to which the Company was granted the right to commercialize Crysvita in Turkey. KHK’s subsidiary has the option to assume responsibility for commercialization efforts from the Company, after a certain minimum period. The Company is considered the principal in the arrangement as the Company controls the product before it is transferred to the customer; accordingly, the Company will record revenue on a gross basis for sales made in Turkey, including named patient sales, until KHK’s subsidiary assumes responsibility for commercialization efforts.

Cost sharing payments

Under the collaboration agreement, KHK and the Company shares certain development and commercialization costs. As a result, the Company’s expenses were reduced as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$9,420	$7,934	$17,656	$15,325
Selling, general and administrative	4,068	593	7,850	1,141
Total	$13,488	$8,527	$25,506	$16,466

Collaboration receivable

As of June 30, 2018 and December 31, 2017, the Company had receivables from KHK in the amount of $15.0 million and $10.3 million, respectively, for this collaboration arrangement.

Takeda License and Collaboration and Purchase Agreements

As of June 30, 2018, the research and development under the initial development plan pursuant to the collaboration and license agreement with Takeda Pharmaceutical Limited (Takeda) had been completed. The Company was responsible for the costs under the initial development plan. A significant portion of the work under the initial development plan was performed by Takeda, and as a result, the Company paid $10.6 million to Takeda for performance of their services. The Company concluded that the payments to Takeda were not in return for a distinct service that Takeda had transferred to the Company, therefore, the payments made to Takeda were accounted for as a reduction in the total transaction price of $14.3 million. As of June 30, 2018, the Company concluded that the remaining $3.7 million of the transaction price should not be constrained because it is probable that a significant reversal in the amount to be recognized will not occur. The unconstrained transaction price was allocated to the distinct performance obligations on a relative standalone selling price basis. The Company recorded $0.4 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $1.2 million and $0.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively, as a reduction of research and development expenses by measuring the progress toward complete satisfaction of the individual performance obligation using an input measure.

Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. The Company had no repayment liability as of June 30, 2018 and a $3.7 million repayment liability as of December 31, 2017 and no contract liability as of June 30, 2018 and a $0.6 million contract liability as of December 31, 2017.

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

Bayer is responsible to fund certain research and development services performed by the Company in the performance of its obligations under the annual research plan and budget. Under the terms of the agreement with Bayer, the Company is eligible to receive development and commercialization milestone payments of up to $232.0 million, as well as, royalty payments ranging in the high single-digit to low double-digit percentages, not exceeding the mid-teens, of net sales of licensed products. The Company achieved the first milestone in December 2017 and the second milestone in April 2018 and has received $15.0 million for such milestones to date.

As of the acquisition date of Dimension Therapeutics, Inc. on November 7, 2017, the Company valued the contract under ASC 805, Business Combinations, and recorded an intangible asset of $13.5 million. The intangible asset is being amortized to research and development expense over the research term which is expected to be complete in 2019. The Company recorded a research and development expense of $4.4 million and $8.8 million for the three and six months ended June 30, 2018, respectively, for the amortization of the intangible asset.

The Company evaluated the agreement under ASC 606 and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement includes (i) research and development services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services and recorded $9.0 million and $18.3 million as collaboration and license revenue for the three and six months ended June 30, 2018, respectively, by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The performance obligation under the contract is expected to be substantially complete by end of 2019. As of June 30, 2018 and December 31, 2017, the Company had a $1.2 million and a $5.4 million contract liability, respectively.

7.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of June 30, 2018, there were 1,915,493 shares reserved under the 2014 Plan for the future issuance of equity awards and 2,246,823 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$11,644	$10,034	$22,891	$18,577
Selling, general and administrative	7,919	6,760	15,469	12,716
Total stock-based compensation	$19,563	$16,794	$38,360	$31,293

8.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock and RSUs	7,735,231	5,767,660	7,479,526	5,536,816
Employee stock purchase plan	9,369	6,760	4,710	3,399
Common stock warrants	149,700	149,700	149,700	149,700
	7,894,300	5,924,120	7,633,936	5,689,915

9.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. In March 2018, the Company and Cowen entered into an amendment to the ATM sales agreement to sell, from time to time, the remaining $72.6 million in common stock under the sales agreement under the Company’s new registration statement that was filed with the SEC on February 21, 2018. During the three and six months ended June 30, 2018, 240,417 shares were sold pursuant to the sales agreement, resulting in net proceeds of approximately $11.8 million, after commissions and other offering costs.

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

10.	Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Foreign currency translation adjustments	$(90)	$(5,298)
Unrealized loss on securities available-for-sale	(564)	(382)
Total accumulated other comprehensive loss	$(654)	$(5,680)

11.	Gain from Sale of Priority Review Vouchers

In January 2018, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher (PRV) it received in connection with the approval of Mepsevii for $130.0 million. In June 2018, the Company also completed the sale of the PRV it received in connection with the approval of Crysvita for $80.6 million, net, which was shared equally with KHK. As the PRVs did not have a carrying value, the gain recognized was equal to the net proceeds received. The Company recorded its portion of the net proceeds in other income of $40.3 million and $170.3 million for the three and six months ended June 30, 2018, respectively, as a gain from the sale of the priority review vouchers.

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

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii™ (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, that is approved for the treatment of X-linked hypophosphatemia, or XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. The U.S. Food and Drug Administration, or FDA, approved Crysvita on April 17, 2018 for the treatment of XLH in adult and pediatric patients one year of age and older. In Europe, Crysvita received European conditional marketing authorization on February 23, 2018 for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. A filing to expand the label to include adults with XLH is also planned in Europe. In May 2018, we announced that the Phase 3 study in pediatric patients with XLH met its primary endpoint demonstrating that Crysvita was superior to oral phosphate and active vitamin D (conventional therapy) in improving rickets in children with XLH after 40 weeks of treatment.

Crysvita is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We expect 48-week data from our Phase 2 TIO study in the second half of 2018.

We are collaborating with Kyowa Hakko Kirin, or KHK, and Kyowa Kirin International, or Kyowa Kirin, a wholly owned subsidiary of KHK, on the development and commercialization of Crysvita globally.

•

Mepsevii is approved by the FDA for the treatment of children and adults with Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome. Mepsevii is an intravenous, or IV, enzyme replacement therapy for the treatment of MPS VII, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. In Europe, the Committee for Medicinal Products for Human Use, or CHMP in June 2018, adopted a positive opinion recommending the marketing authorization under exceptional circumstances of Mepsevii for the treatment of non-neurological manifestations of MPS VII. A decision from the European Commission, which has the authority to approve medicines for the European Union, is expected in the third quarter of 2018.

Our substrate replacement therapy pipeline includes UX007 which is in clinical development for the treatment of two diseases:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD. LC-FAOD is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. We previously reported positive 78-week data from the Phase 2 study in LC-FAOD patients, and discussions are ongoing with FDA and EMA to determine the acceptability of filing based on the totality of currently available data. The data from the Phase 2 study show a significant reduction in major clinical events; however, the FDA continues to believe that the data are confounded by the changes in dietary care of patients during the study, and are not sufficient to support a New Drug Application (NDA). We continue to pursue potential filings with FDA and EMA based on the current data and expect to conclude discussions in the second half of 2018. These discussions also should provide further clarity regarding whether an additional study would be required for approval.

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

Our gene therapy pipeline includes DTX301, DTX401 and DTX201 in clinical development for the treatment of three diseases:

•

DTX301 is an adeno-associated virus 8, or AAV8, gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. The second dose cohort of the Phase1/2 open-label clinical trial of DTX301 is fully enrolled and we expect data in the second half of 2018.

•

DTX401 is an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease. The first patient in the first dose cohort of the Phase 1/2 study has been dosed and we expect data from this cohort in the second half of 2018.

•

DTX201 is an FVIII gene therapy clinical candidate for the treatment of hemophilia A that we are developing in collaboration with Bayer Healthcare LLC, or Bayer. The IND was accepted by the FDA and made active in the second quarter of 2018.

The following table summarizes our approved products and advanced product candidate pipeline:

Recent program updates

CRYSVITA for the treatment of XLH

In April 2018, we and Kyowa Kirin announced the FDA approval and commercial launch of Crysvita for the treatment of XLH in adult and pediatric patients one year of age and older. With the approval of Crysvita, the FDA issued a Rare Pediatric Disease Priority Review Voucher, or PRV, which confers priority review to a subsequent drug application that would not otherwise qualify for priority review. We completed the sale of the PRV in June 2018 for $80.6 million. We shared the net proceeds from the sale of the PRV equally with KHK.

In May 2018, we reported that the Phase 3 study of Crysvita met its primary endpoint demonstrating that Crysvita was superior to oral phosphate and active vitamin D (conventional therapy) in improving rickets as assessed by the RGI-C global score in children with XLH after 40 weeks of treatment (LS Mean treatment difference of +1.14, p<0.0001). The study also showed improvement in important metabolic and functional measures with Crysvita treatment, and a safety profile similar to that observed in other Crysvita pediatric XLH studies.

We previously announced 48-week data from the Phase 3 study of Crysvita in adults with XLH. Crysvita treatment was associated with significant improvements in serum phosphorus, pain, stiffness, and physical functioning, and healing of fractures and pseudofractures; however, upon further analysis, there was no meaningful difference in patient-reported pain medication use, which was not a pre-specified endpoint in the study. The safety profile was consistent with what had been previously reported in the study.

Mepsevii for the treatment of MPS VII

In June 2018, we announced that the CHMP adopted a positive opinion recommending the marketing authorization under exceptional circumstances of Mepsevii for the treatment of non-neurological manifestations of MPS VII.

UX007 for the treatment of LC-FAOD

We previously reported positive 78-week data from the Phase 2 study in LC-FAOD patients, and discussions are ongoing with FDA and EMA to determine the acceptability of filing based on the totality of currently available data. The data from the Phase 2 study show a significant reduction in major clinical events; however, the FDA continues to believe that the data are confounded by the changes in dietary care of patients during the study, and are not sufficient to support a New Drug Application (NDA). We continue to pursue potential filings with FDA and EMA based on the current data and expect to conclude discussions in the second half of 2018. These discussions also should provide further clarity regarding whether an additional study would be required for approval.

DTX401 for the treatment of GSDIa

In July 2018 we announced that the first patient has been enrolled in the first dose cohort of the Phase 1/2 study of DTX401for the treatment of patients with GSDIa. We expect data from the first cohort of the study in the second half of 2018.

DTX201 for the treatment of Hemophilia A

DTX201 is our FVIII gene therapy clinical candidate for the treatment of hemophilia A that we are developing with Bayer. The IND was accepted by the FDA and made active in the second quarter of 2018.

rhPPCA (UX004) for the treatment of galactosialidosis

We have decided not to pursue further preclinical development of recombinant human protective protein cathepsin-A, or rhPPCA, which we in-licensed from St. Jude Children’s Research Hospital, or St. Jude, in September 2012, as an enzyme replacement therapy for galactosialidosis, a rare lysosomal storage disease.

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

We have incurred net losses in each year since inception. Our net loss was $52.7 million and $72.9 million for the three months ended June 30, 2018 and 2017, respectively, and $22.5 million and $141.2 million for the six months ended June 30, 2018 and 2017, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report other than those disclosed in the “Summary of Significant Accounting Policies” in Item 1.

Results of Operations

Comparison of the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Collaboration and license revenue:
KHK (Crysvita)	$1,577	$—	$1,577	*
Bayer	8,942	—	8,942	*
Total collaboration and license revenue	10,519	—	10,519	*
Product sales:
Crysvita	26	—	26	*
Mepsevii	2,007	—	2,007	*
UX007	242	—	242	*
Total product sales	2,275	—	2,275	*
Total revenues	$12,794	$—	$12,794	*
* not meaningful

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Collaboration and license revenue:
KHK (Crysvita)	$1,592	$—	$1,592	*
Bayer	18,289	—	18,289	*
Total collaboration and license revenue	19,881	—	19,881	*
Product sales:
Crysvita	26	—	26	*
Mepsevii	3,126	—	3,126	*
UX007	438	—	438	*
Total product sales	3,590	—	3,590	*
Total revenues	$23,471	$—	$23,471	*

We recognized $1.6 million in profit sharing and royalty revenue from our collaboration and license agreement with KHK for the three and six months ended June 30, 2018, and recognized $8.9 million and $18.3 million in collaboration and license revenue from our research arrangement with Bayer for the three and six months ended June 30, 2018, respectively. The increase in collaboration and license revenue is due to our acquisition of Dimension Therapeutics Inc., or Dimension, resulting in the assumption of the Bayer agreement as well as the approval of Crysvita in Europe in November 2017 and in the U.S. in April 2018.

The increase in product sales of $2.3 million and $3.6 million for three and six months ended June 30, 2018, respectively, is primarily due to the approval of Mepsevii in November 2017.

Cost of Sales (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Cost of sales	$141	$—	$141	*

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Cost of sales	$366	$—	$366	*

We recognized $0.1 million and $0.4 million in cost of sales related to Mepsevii for the three and six months ended June 30, 2018, respectively, which includes a reserve of $0.2 million for excess inventory for the six months ended June 30, 2018. No cost of sales was recognized for the three and six months ended June 30, 2017. Prior to the approval of Mepsevii, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period, we expect that cost of sales for the three and six months ended June 30, 2018 would have been approximately $0.5 million and $0.9 million, respectively, for our commercial product sales, which includes a reserve of $0.2 million for excess inventory for the six months ended June 30, 2018. We expect cost of sales to increase in relation to product revenues as we deplete these previously expensed inventories and in turn, the inventory cost of Mepsevii will increase as we produce and then sell Mepsevii product that has an inventory cost that reflects the full cost of manufacturing similar biologic products.

Research and Development Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Crysvita	$12,037	$10,698	$1,339	13%
Mepsevii	7,030	9,218	(2,188)	-24%
UX007	11,349	8,853	2,496	28%
DTX201	9,380	—	9,380	*
DTX301	4,751	—	4,751	*
DTX401	4,139	—	4,139	*
Ace-ER	2,228	10,949	(8,721)	-80%
Other research costs and preclinical costs	25,921	18,718	7,203	38%
Total research and development expenses	$76,835	$58,436	$18,399	31%

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Crysvita	$23,260	$20,392	$2,868	14%
Mepsevii	13,363	17,644	(4,281)	-24%
UX007	23,292	19,596	3,696	19%
DTX201	19,340	—	19,340	*
DTX301	8,177	—	8,177	*
DTX401	10,097	—	10,097	*
Ace-ER	5,109	17,186	(12,077)	-70%
Other research costs and preclinical costs	49,701	34,887	14,814	42%
Total research and development expenses	$152,339	$109,705	$42,634	39%

Research and development expenses increased $18.4 million and $42.6 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in research and development expenses is primarily due to:

•

for Crysvita, an increase of $1.3 million and $2.9 million for the three and six months ended June 30, 2018, respectively, related to patient diagnosis efforts, medical and scientific education expense, and regulatory filing preparation costs, net of KHK reimbursement;

•

for Mepsevii, a decrease of $2.2 million and $4.3 million for the three and six months ended June 30, 2018, respectively, related to the post-approval capitalization of manufacturing expenses and reduced clinical trial activity with the progressive completion of our extension studies;

•

for UX007, an increase of $2.5 million and $3.7 million for the three and six months ended June 30, 2018, respectively, primarily related to the conduct of our Phase 3 movement disorder study and regulatory filing preparation activities;

•

for DTX201, $9.4 million and $19.3 million for the three and six months ended June 30, 2018, respectively, primarily related to clinical manufacturing expense, IND filing preparation expense, and amortization of the intangible asset related to our Bayer collaboration agreement; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;

•

for DTX301, $4.8 million and $8.2 million for the three and six months ended June 30, 2018, respectively, related to the conduct of the Phase 1/2 study and clinical manufacturing expense; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;

•

for DTX401, $4.1 million and $10.1 million for the three and six months ended June 30, 2018, respectively, related to clinical manufacturing expense, IND filing preparation expense, and preparations for our Phase 1/2 clinical study; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;

•

for Ace-ER, a decrease of $8.7 million and $12.1 million for the three and six months ended June 30, 2018, respectively, due to a reduction in our spend on the Ace-ER program as a consequence of our decision to terminate the program in August 2017; and

•

an increase of $7.2 million and $14.8 million for the three and six months ended June 30, 2018, respectively, in other research and development costs including operating expenses related to our research stage programs and research collaborations (including programs acquired with the Dimension acquisition), general expenses in support of our clinical and research program pipelines, and certain cost allocations.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Selling, general and administrative	$30,718	$20,005	$10,713	54%

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Selling, general and administrative	$62,153	$38,690	$23,463	61%

Selling, general and administrative expenses increased $10.7 million and $23.5 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in selling, general and administrative expenses was primarily due to increases in commercial planning costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in the number of employees in support of our activities.

We expect selling, general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Interest income	$2,448	$1,151	$1,297	113%

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Interest income	$4,185	$2,233	$1,952	87%

Interest income increased $1.3 million and $2.0 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to an increase in the balance of our invested funds and due to an increase in yields on our investment portfolio.

Gain from Sale of Priority Review Vouchers (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Gain from sale of priority review vouchers	$40,322	$—	$40,322	*

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Gain from sale of priority review vouchers	$170,322	$—	$170,322	*

The gain from the sale of the PRVs of $40.3 million and $170.3 million for the three and six months ended June 30, 2018, respectively, was due to the completion of the sales of the PRVs we received from the FDA in connection with the approval of Crysvita and Mepsevii. The Crysvita PRV was sold in April 2018 for net proceeds of $80.6 million, which was shared equally with KHK, and the Mepsevii PRV was sold in January 2018 for net proceeds of $130.0 million.

Other Income (Expense) (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Other income (expense)	$(496)	$4,413	$(4,909)	-111%

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Other income (expense)	$(5,454)	$4,995	$(10,449)	*

Other income (expense) decreased $4.9 million and $10.4 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease in expense recognized during the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to prior period fluctuations of exchange rates related to intercompany loans with foreign subsidiaries that are denominated in our reporting currency and the strengthening of the respective foreign exchange rates. The increase in expense recognized during the six months ended June 30, 2018 was primarily due to the recognition of cumulative foreign currency translation losses related to the substantial liquidation of subsidiaries with a functional currency other than the U.S. Dollar during the three months ended March 31, 2018 and prior period fluctuations of exchange rates related to intercompany loans with foreign subsidiaries that are denominated in our reporting currency. These recognized foreign currency losses are substantially offset by the reclassification adjustment reported as a component of other comprehensive income (loss).

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities. In June 2018, we completed the sale of the PRV we received from the FDA in connection with the approval of Crysvita for net proceeds of $80.6 million. We shared the net proceeds from the sale of this PRV equally with KHK. At June 30, 2018, we may issue up to $72.6 million in common stock under our at-the-market offering.

As of June 30, 2018, we had $547.1 million in available cash, cash equivalents, and investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents and investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(165,556)	$(110,027)
Cash used in investing activities	(123,097)	(31,697)
Cash provided by financing activities	299,587	70,495
Effect of exchange rate changes on cash	(647)	(361)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,287	$(71,590)

Cash Used in Operating Activities

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and commercial expenditures. Due to our significant research and development expenditures, we have generated significant operating losses since our inception. Cash used to fund operating expenses is affected by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash used in operating activities for the six months ended June 30, 2018 was $165.6 million and reflected a net loss of $22.5 million, $170.3 million for the gain from sale of the PRVs, and $0.9 million for the amortization of the discount paid on purchased investments, offset by non-cash charges of $38.4 million for stock-based compensation, $12.2 million for depreciation and amortization of intangible asset acquired, and $5.8 million of non-cash foreign currency remeasurement losses in connection with the substantial liquidation of subsidiaries due to a change in the Company’s tax structure and fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $22.4 million increase in prepaid expenses and other current assets primarily due to an increase in receivables and prepaid manufacturing, a $0.1 million increase in other assets, a $1.4 million increase in accounts payable primarily due to the timing of payments and receipt of invoices, and a $7.0 million decrease in accrued expenses and other liabilities primarily as a result of a decrease in accrued bonus due to the payout of the 2017 annual bonus and accrued expenses due to the timing of the receipt of invoices.

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

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $123.1 million and related to purchases of investments of $408.7 million and purchases of property and equipment of $1.9 million, offset by proceeds from the sale of PRVs of $170.3 million, proceeds from maturities of investments of $112.2 million, and the sale of investments of $5.0 million.

Cash used in investing activities for the six months ended June 30, 2017 was $31.7 million and related to purchases of investments of $207.2 million and purchases of property and equipment of $0.9 million, offset by proceeds from maturities of investments of $154.7 million, and the sale of investments of $21.6 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $299.6 million and was comprised of $271.0 million from the sale of common stock in our underwritten public offering, $11.8 million from the sale of common stock in our ATM offering, and $16.8 million in net proceeds from the issuance of common stock pursuant to equity awards.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2018, we had cash, cash equivalents, and investments totaling $547.1 million which includes bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2018. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of the Annual Report.

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

As of June 30, 2018, our available cash, cash equivalents, and investments were $547.1 million. We will likely require additional capital to commercialize our products and to obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results, and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the cost of creating additional infrastructure, including facilities and systems;
•	the number and characteristics of the product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing and operating our international subsidiaries;
•	the cost and timing of establishing field forces, marketing, and distribution capabilities;
•	the cost and timing of other activities needed to commercialize our products; and
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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the timing of patient dosing, the submission or acceptance of regulatory filings, and the potential approval of such regulatory filings. We periodically make public announcements about the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions, but the actual timing of these milestones can vary dramatically from our estimates. If we do not meet these publicly announced milestones, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

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

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Furthermore, the process of finding and diagnosing patients may prove costly, especially since the rare diseases we are studying are commonly under diagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. Even if we achieve positive results in our pre-clinical and clinical studies, if we are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

Our future success is dependent on our ability to successfully commercialize our products and develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for two products, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

To obtain regulatory approval in the United States and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies (including good clinical practices), commercial sales, pricing, and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, positions of the regulatory agencies on study design and/or endpoints, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will be denied. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected. Applications for our product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval, for many reasons, including but not limited to the following:

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

Furthermore, the disease states we are evaluating often will not have clear regulatory paths for approval and/or do not have validated outcome measures. In these circumstances, we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. For example, for patients with XLH there was no available regulatory precedent describing requirements for obtaining approval to treat this disease, and there were no validated patient-reported outcome measures that are specific to this disease. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies. For example, patients with LC-FAOD and Glut1 DS have a highly heterogeneous disease course, which may impact our ability to determine the true treatment benefit of our product candidates in these patients.

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

If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body, or bodies, approval can be issued. While the RAC completed its initial public review for some of our gene therapy product candidates, approving the protocols and issuing written recommendations, the RAC will continue to review these product candidates, and may recommend additional public reviews in the future with respect to any of our gene therapy product candidates. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

These regulatory review committees and advisory groups, the new guidelines they promulgate, and new guidance issued by regulatory authorities, such as the draft gene therapy guidance issued by the FDA in July 2018, may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post- approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

Additionally, even though we received regulatory approval for Crysvita and Mepsevii and even if our product candidates receive marketing approval in the future, if we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, and HeLa cells, the latter an immortal cell line used in scientific research. HeLa is the oldest and most commonly used human cell line. We are conducting our Phase 1/2 trials of DTX301 and DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. We plan to conduct our Phase 1/2 trial of DTX201 using viral vectors produced on the HeLa platform. For Phase 3 studies and commercial production of each of our gene therapy product candidates, we plan to use HeLa. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 and HeLa platforms, FDA or other regulatory authorities may require additional toxicology and/or a clinical bridge study, or comparability study, the latter showing comparability of vectors produced on the HeLa platform prior to commencing Phase 3 trials of our gene therapy product candidates, delaying the development process. For example, while FDA has agreed to our plan, other regulators may require additional assessments of HeLa material during the manufacturing of our products as well as additional animal studies. In addition, if we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions.

If we are unable to identify, source, and develop effective predictive biomarkers, or our collaborators are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

We currently anticipate that we will need to develop diagnostic tests to identify the right patients for certain of our product candidates and to monitor response to treatment. In certain cases, diagnostic tests may need to be developed as companion diagnostics and regulatory approval obtained in order to commercialize some product candidates. We expect to use predictive biomarkers to identify the right patients for certain of our product candidates. For example, to evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and ureagenesis. We cannot assure you that 13C-acetate or any other future potential biomarker will in fact prove predictive, be reliably sourced, or be accepted by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of DTX301. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase 1/2 clinical trial. We intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into any such agreement on favorable terms, or at all.

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

We rely on third parties to manufacture our products and most of our product candidates. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or cost.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. The drug substance and drug product for Crysvita are made by KHK pursuant to our license and collaboration agreement with KHK. The drug substance and drug product for Mepsevii are manufactured by Rentschler under a commercial supply and services agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. Single source suppliers are also used for our gene therapy programs We have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

The actions of distributors could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors could adversely affect our revenues, financial condition, or results of operations.

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

We intend to rely on third-party manufacturers to produce our product candidates. Additionally, these manufacturers may not have experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization.

We have not yet secured manufacturing capabilities for commercial quantities of all of our product candidates. We may be unable to negotiate binding agreements with manufacturers to support our commercialization activities on commercially reasonable terms.

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

In preparation to successfully commercialize Crysvita and Mepsevii as well as any additional products that may result from our development programs, we have begun to build commercial infrastructure in the United States, Europe and Latin America. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. This will be expensive and time consuming. Any failure or delay in the expansion of this infrastructure may adversely impact the commercialization of our approved products.

Although our employees may have promoted other similar products in the past while employed at other companies, we, as a company, have limited, recent experience selling and marketing our product. Further, given our limited experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire large teams to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more commercial personnel than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

The commercial success of any current or future product will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our current and future products will depend in part on the medical community, patients, and payors accepting our current and future products as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, payors, and others in the medical community. The degree of market acceptance of any of our current and future products will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical and clinical studies, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and payors on the benefits of the product candidates may require significant resources and may never be successful. If our current and future products fail to achieve an adequate level of acceptance by physicians, patients, payors, and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our products and product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our products and product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our products and product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. For example, recently, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our products or product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our products or product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable, or invalidated. For instance, in June 2017, a third party filed an opposition with the European Patent Office challenging the validity of a European patent owned by the University of Pennsylvania and sub-licensed to us from REGENXBIO relating to the AAV8 capsid used in our DTX301 and DTX401 product candidates. This opposition is in its very early stages and we are unable to estimate the timing or outcome of this matter. Furthermore, even if the patents and patent applications we own or in-license are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our products or product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for Crysvita, Mepsevii, UX007, DTX301, and DTX401, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. In addition, upon issuance in the United States, any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” invalidating Myriad Genetics’ patents on the BRCA1 and BRCA2 genes. Certain claims of our licensed U.S. patents covering DTX301 and DTX401 relate to isolated AAV8 vectors, capsid proteins, or nucleic acids. To the extent that such claims are deemed to be directed to natural products, or to lack an inventive concept above and beyond an isolated natural product, a court may decide the claims are invalid under Myriad. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We are aware of four third-party patent families that include issued U.S. patents with claims that, if valid and enforceable, could be construed to cover one or more of our gene therapy product candidates, if and when approved, or methods of their manufacture. We are also aware of an additional three third-party patent families that include issued European claims that, if valid and enforceable, could be construed to cover certain methods that may be used in the manufacture of one or more of our gene therapy product candidates. In addition, other parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any of these patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of our products or any of our product candidates, methods of use, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize our products or a product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all.

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

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of Crysvita, Mepsevii, DTX301, and DTX401.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to Crysvita, Mepsevii, DTX301, and DTX401. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The BPCI Act is complex and is only beginning to be interpreted and implemented by the FDA. Moreover, it is not known whether the BPCI Act will survive in whole or in part if the Affordable Care Act is repealed. As a result, its ultimate impact, implementation, meaning, and long-term existence are subject to uncertainty. Elimination or modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for Crysvita, Mepsevii, DTX301, and DTX401.

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

In addition, we have in-licensed patents and patent applications owned by the University of Pennsylvania, relating to the AAV8 vector used in DTX301 and DTX401. These patents and patent applications are licensed or sublicensed by REGENXBIO and sublicensed to us. We do not have the right to control the prosecution of these patent applications, or the maintenance of any of these patents. In addition, under our agreement with REGENXBIO, we do not have the first right to enforce the licensed patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use the licensed patents to exclude others from commercializing competitive products. Moreover, REGENXBIO and the University of Pennsylvania may have interests which differ from ours in determining whether and the manner in which to enforce such patents.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License and Collaboration Agreements” in the Annual Report for a description of our license agreements with KHK, Baylor Research Institute, Saint Louis University, Bayer, REGENXBIO, and the University of Pennsylvania, which include descriptions of the termination provisions of these agreements.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States and for various subtypes of LC-FAOD in Europe, as well as for UX007 for the treatment of Glut1 DS, Crysvita, Mepsevii, and DTX301 in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Other legislative changes have been adopted in the United States, including the Cures Act and the Budget Control Act of 2011, or the Budget Act, signed into law on August 2, 2011. The Cures Act introduced a wide range of reforms and the Budget Act, among other things, required reductions in federal spending, which eventually triggered Medicare sequestration—the requirement to reduce Medicare payments to providers up to 2% per fiscal year. In 2013, the 2% Medicare payment reductions were applied to fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013. Sequestration was initially set to expire in fiscal year 2021 but has been extended to 2025.

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

We are subject, directly and indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws impact, among other things, our field marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate are described under “Business—Government Regulation” in the Annual Report. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

We currently have limited international operations, but our business strategy includes significant international expansion, particularly in anticipation of approval of our product candidates. We currently conduct physician and patient association outreach activities, as well as clinical studies, outside of the United States and plan to maintain field forces representatives internationally in the future. Doing business internationally involves a number of risks, including but not limited to:

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. If a system failure or security breach occurs and interrupts our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and one of our laboratories are located in the San Francisco Bay Area, and our collaboration partner for Crysvita, KHK, is located in Japan, which have both in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaborators, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are may be inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

We may acquire companies or products or engage in strategic transactions, which could divert our management’s attention and cause us to incur various costs and expenses.

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

We have been, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property, and employment matters, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

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

•	the perception of limited market sizes or pricing for our products and product candidates;
•	decisions by our collaboration partners with respect to the indications for our product candidates in countries where they have the right to commercialize the product candidates;
•	decisions by our collaboration partners regarding market access and pricing in countries where they have the right to commercialize our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our products and product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	the perception of the pharmaceutical industry’s approach to drug pricing;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	the integration and performance of any businesses we have acquired or may acquire;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;

•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2018, 1,915,493 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2018, 2,246,823 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

We have incurred substantial losses during our history. To the extent that we continue to generate taxable losses, unused taxable losses will, subject to certain limitations, carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. An analysis to determine limitations upon our NOL carryforwards and other pre-change tax attributes for ownership changes that have occurred previously has been performed, resulting in a permanent decrease of federal and state NOL carryforwards in the amount of $7.2 million and a permanent decrease in federal research tax credit carryforwards in the amount of $0.2 million. As a result of these decreases and others that may occur as a result of future ownership changes, our ability to use our pre-change NOL carryforwards and other tax attribute carryforwards to offset U.S. federal taxable income and tax liabilities is limited and may become subject to even greater limitations, which could potentially accelerate or permanently increase future federal tax liabilities for us. In addition, there may be periods during which the use of state income tax NOL carryforwards and other state tax attribute carryforwards (such as state research tax credits) are suspended or otherwise limited, which could potentially accelerate or permanently increase future state tax liabilities for us.

The recently enacted comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The determination of the benefit from (provision for) income taxes requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. Given that we are still in the transition period for the accounting for income tax effects of the Tax Act, the current assessment on deferred tax assets (liabilities) is based on the currently available information and guidance. If in the future any element of the tax reform changes the related accounting guidance for income tax, it could affect our income tax position and we may need to adjust the benefit from (provision for) income taxes accordingly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1§	Amendment No. 5 to Collaboration and License Agreement, effective as of April 30, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.				X
10.2	Addendum 4 to Standard Lease, effective April 1, 2018, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.				X
10.3	Second Amendment to Lease Agreement, made July 1, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

§Portions of this exhibit (indicated by asterisks) are omitted pursuant to a request for confidential treatment. Omitted portions are filed separately with the SEC.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 2, 2018	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: August 2, 2018	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2018	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Vice President and Corporate Controller (Principal Accounting Officer)