Form 10-Q
period 2018-09-30
Ultragenyx Pharmaceutical Inc.
filed 2018-11-06
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☑     NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☑   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☑

As of October 30, 2018, the registrant had 50,579,619 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$82,956	$100,488
Short-term investments	420,142	134,005
Accounts receivable	9,155	5,172
Inventory	5,556	757
Prepaid expenses and other current assets	49,671	29,161
Total current assets	567,480	269,583
Property and equipment, net	19,828	21,837
Long-term investments	—	9,975
Intangible assets, net	130,232	141,545
Goodwill	44,406	44,406
Other assets	3,199	3,407
Total assets	$765,145	$490,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,198	$8,886
Accrued liabilities	58,483	62,128
Total current liabilities	66,681	71,014
Deferred tax liabilities	31,166	31,166
Other liabilities	4,702	5,119
Total liabilities	102,549	107,299
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of September 30, 2018 and
December 31, 2017	—	—
Common stock — 250,000,000 shares authorized; 50,533,070 and 44,167,071 shares issued
and outstanding as of September 30, 2018 and December 31, 2017, respectively	51	44
Additional paid-in capital	1,605,412	1,221,762
Accumulated other comprehensive loss	(410)	(5,680)
Accumulated deficit	(942,457)	(832,672)
Total stockholders’ equity	662,596	383,454
Total liabilities and stockholders’ equity	$765,145	$490,753

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Collaboration and license	$9,015	$—	$28,896	$—
Product sales	2,748	198	6,338	198
Total revenues	11,763	198	35,234	198
Operating expenses:
Cost of sales	273	—	639	—
Research and development	70,041	60,412	222,380	170,117
Selling, general and administrative	31,095	23,499	93,248	62,189
Total operating expenses	101,409	83,911	316,267	232,306
Loss from operations	(89,646)	(83,713)	(281,033)	(232,108)
Other income (expense), net:
Interest income	2,730	1,117	6,915	3,350
Gain from sale of priority review vouchers	—	—	170,322	—
Other income (expense)	(147)	3,373	(5,601)	8,368
Loss before income taxes	(87,063)	(79,223)	(109,397)	(220,390)
Provision for income taxes	(247)	(4)	(388)	(18)
Net loss	$(87,310)	$(79,227)	$(109,785)	$(220,408)
Net loss per share, basic and diluted	$(1.74)	$(1.87)	$(2.22)	$(5.22)
Shares used in computing net loss per share, basic and diluted	50,319,772	42,471,606	49,447,889	42,222,413

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(87,310)	$(79,227)	$(109,785)	$(220,408)
Other comprehensive loss:
Foreign currency translation adjustments	61	(3,326)	(3)	(8,377)
Transfer of cumulative translation adjustment for the substantial liquidation of foreign subsidiaries	—	—	5,272	—
Unrealized gain (loss) on available-for-sale securities	183	145	1	68
Other comprehensive income (loss):	244	(3,181)	5,270	(8,309)
Total comprehensive loss	$(87,066)	$(82,408)	$(104,515)	$(228,717)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(109,785)	$(220,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review vouchers	(170,322)	—
Stock-based compensation	59,027	48,473
Amortization of premium (discount) on investment securities, net	(1,832)	1,451
Depreciation and amortization	16,595	3,311
Foreign currency remeasurement (gain) loss	5,853	(8,431)
Other	(145)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,155)	—
Prepaid expenses and other current assets	(20,007)	760
Other assets	(62)	492
Accounts payable	(593)	3,879
Accrued liabilities and other liabilities	(4,287)	(1,547)
Net cash used in operating activities	(234,713)	(172,020)
Investing activities:
Purchase of property and equipment	(2,884)	(1,894)
Proceeds from sale of priority review vouchers	170,322	—
Purchase of investments	(500,049)	(230,490)
Proceeds from the sale of investments	7,655	27,642
Proceeds from maturities of investments	218,064	202,833
Net cash used in investing activities	(106,892)	(1,909)
Financing activities:
Proceeds from issuance of common stock in connection with a public offering, net	270,969	—
Proceeds from issuance of common stock in connection with at-the-market offering, net	27,626	67,616
Proceeds from issuance of common stock from equity awards, net	26,016	4,212
Net cash provided by financing activities	324,611	71,828
Effect of exchange rate changes on cash	(617)	167
Net decrease in cash, cash equivalents and restricted cash	(17,611)	(101,934)
Cash, cash equivalents and restricted cash at beginning of period	103,041	164,607
Cash, cash equivalents and restricted cash at end of period	$85,430	$62,673

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company has two approved therapies. Crysvita® (burosumab) is approved by the U.S. Food and Drug Administration (FDA) for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and has received European conditional marketing authorization for the treatment of XLH with radiographic evidence of bone disease in children 1 year of age and older and adolescents with growing skeletons. The Company has also received FDA approval and European marketing authorization under exceptional circumstances for Mepsevii™ (vestronidase alfa), the first medicine approved for the treatment of children and adults with MPS VII, also known as Sly syndrome.

In addition to the approved treatments for XLH and MPS VII, the Company has four ongoing clinical development programs. Crysvita is being studied for the treatment of tumor induced osteomalacia (TIO), a rare disease that impairs bone mineralization. UX007 is being studied in patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD), a genetic disorder in which the body is unable to convert long chain fatty acids into energy. The company has two gene therapy pipeline candidates: DTX301 is an adeno-associated virus 8 (AAV8) gene therapy product candidate in development for the treatment of patients with ornithine transcarbamylase (OTC) deficiency, the most common urea cycle disorder; and DTX401 is an AAV8 gene therapy product candidate for the treatment of patients with glycogen storage disease type Ia (GSDIa). The Company operates as one reportable segment.

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes the need to raise additional capital to fully implement its business plan. Through September 30, 2018, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

The Company intends to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 21, 2018 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$82,956	$60,407
Restricted cash included in prepaid expenses and other current assets	652	461
Restricted cash included in other assets	1,822	1,805
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$85,430	$62,673

Revenue Recognition

Collaboration and license revenue

The Company has certain license and collaboration agreements that are within the scope of Accounting Standards Codification (ASC) 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs are classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the consolidated statement of operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

Product sales

The Company sells its approved products through a limited number of distributors. Under ASC 606, revenue from product sales is recognized at the point in time when the delivery is made and when title and risk of loss transfers to these distributors. The Company also recognizes revenue from sales of certain products on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product. Prior to recognizing revenue, the Company makes estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated government-mandated rebates and chargebacks, estimated product returns, and other deductions.

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. Limited historical data is available for use in developing estimates of the amount of the reduction for reserve in gross revenue. The estimates applied are periodically reviewed and adjusted as necessary.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and allows entities to recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company expects to elect to use this transition method at the adoption date of January 1, 2019, and, as a result, will record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company also plans to elect to use the package of practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance. The Company is continuing to evaluate the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2018
			Gross Unrealized
	Fair Value Hierarchy	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	Level 1	$52,728	$—	$—	$52,728
Time deposits	Level 2	10,000	—	—	10,000
Corporate bonds	Level 2	183,000	2	(193)	182,809
Commercial paper	Level 2	64,585	—	—	64,585
Asset-backed securities	Level 2	22,576	—	(19)	22,557
U.S. Government Treasury and agency securities	Level 2	150,362	—	(171)	150,191
Total		$483,251	$2	$(383)	$482,870

	December 31, 2017
			Gross Unrealized
	Fair Value Hierarchy	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	Level 1	$79,670	$—	$—	$79,670
Corporate bonds	Level 2	39,330	—	(90)	39,240
U.S. Government Treasury and agency securities	Level 2	105,029	—	(290)	104,739
Total		$224,029	$—	$(380)	$223,649

At September 30, 2018, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at September 30, 2018 have a loss that was considered to be temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

4.	Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Work-in-progress	$4,600	$737
Finished goods	956	20
Total inventory	$5,556	$757

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Research and clinical study expenses	$20,363	$17,141
Payroll and related expenses	29,670	26,527
Repayment liability under collaboration agreement	—	3,681
Contract liabilities	—	5,986
Other	8,450	8,793
Total accrued liabilities	$58,483	$62,128

5.	Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration and license revenue:
KHK (Crysvita)	$5,401	$—	$6,993	$—
Bayer	3,614	—	21,903	—
Total collaboration and license revenue	9,015	—	28,896	—
Product sales:
Crysvita	268	—	294	—
Mepsevii	2,127	198	5,253	198
UX007	353	—	791	—
Total product sales	2,748	198	6,338	198
Total revenues	$11,763	$198	$35,234	$198

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$9,879	$—	$31,731	$—
Europe	1,616	198	3,209	198
All other	268	—	294	—
Total revenues	$11,763	$198	$35,234	$198

The following table presents changes in the contract assets (liabilities) for the nine months ended September 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	September 30, 2018
Contract assets (liabilities)	$(5,986)	$22,491	$(14,767)	$1,738

The Company’s largest accounts receivables balance accounted for 65% of the September 30, 2018 total accounts receivable balance as compared to 97% as of December 31, 2017.

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

The Company is considered the agent in the arrangement as KHK controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. The Company recognizes a pro-rata share of collaboration revenue, net of supply costs, in the period the sale occurs. The Company concluded that its portion of KHK’s sales in the Profit Share Territory is analogous to a royalty and therefore recorded $4.4 million and $5.4 million as collaboration revenue, similar to a royalty, during the three and nine months ended September 30, 2018, respectively.

Royalty revenue related to sales in European territory

KHK has the commercial responsibility for Crysvita in the European territory. The Company is entitled to receive a royalty of up to 10% on net sales in the European territory.

The Company’s share of collaboration revenue related to Crysvita was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Company's share of collaboration revenue in profit share territory	$4,364	$—	$5,429	$—
Royalty revenue in European territory	1,037	—	1,564	—
Total	$5,401	$—	$6,993	$—

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

Under the collaboration agreement, KHK manufactures and supplies Crysvita, which is purchased by the Company for sales in the Latin America territory. The Company also pays to KHK a low single-digit royalty on net sales.

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

Cost sharing payments

Under the collaboration agreement, KHK and the Company shares certain development and commercialization costs. As a result, the Company’s expenses were reduced as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$7,612	$7,605	$25,268	$22,930
Selling, general and administrative	2,868	1,145	10,718	2,286
Total	$10,480	$8,750	$35,986	$25,216

Collaboration receivable

The Company had accounts receivable from KHK in the amount of $5.9 million and none, and other receivables recorded in prepaid and other current assets of $12.0 million and $10.3 million, as of September 30, 2018 and December 31, 2017, respectively.

Takeda License and Collaboration and Purchase Agreements

The research and development under the initial development plan pursuant to the collaboration and license agreement with Takeda Pharmaceutical Limited (Takeda) had been completed as of June 30, 2018. The Company was responsible for the costs under the initial development plan. A significant portion of the work under the initial development plan was performed by Takeda, and as a result, the Company paid $10.6 million to Takeda for performance of their services. The Company concluded that the payments to Takeda were not in return for a distinct service that Takeda had transferred to the Company; therefore, the payments made to Takeda were accounted for as a reduction in the total transaction price of $14.3 million. The Company concluded that the remaining $3.7 million of the transaction price should not be constrained because it is probable that a significant reversal in the amount to be recognized will not occur. The unconstrained transaction price was allocated to the distinct performance obligations on a relative standalone selling price basis. The Company recorded none and $1.4 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, as a reduction of research and development expenses by measuring the progress toward complete satisfaction of the individual performance obligation using an input measure.

Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. The Company had no repayment liability as of September 30, 2018, a $3.7 million repayment liability as of December 31, 2017, no contract liability as of September 30, 2018, and a $0.6 million contract liability as of December 31, 2017.

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

Bayer is responsible to fund certain research and development services performed by the Company in the performance of its obligations under the annual research plan and budget. Under the terms of the agreement with Bayer, the Company is eligible to receive development and commercialization milestone payments of up to $232.0 million, as well as, royalty payments ranging in the high single-digit to low double-digit percentages, not exceeding the mid-teens, of net sales of licensed products. The Company achieved the first milestone in December 2017, the second milestone in April 2018, and has received $15.0 million for such milestones to date.

As of the acquisition date of Dimension Therapeutics, Inc. on November 7, 2017, the Company valued the contract under ASC 805, Business Combinations, and recorded an intangible asset of $13.5 million. The intangible asset is being amortized to research and development expense over the research term which is expected to be complete in 2019. The Company recorded research and development expense of $2.5 million and $11.3 million for the three and nine months ended September 30, 2018, respectively, for the amortization of the intangible asset.

The Company evaluated the agreement under ASC 606 and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement includes (i) research and development services to be provided over the research term, (ii) a development and commercialization license, and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services and recorded $3.6 million and $21.9 million as collaboration and license revenue for the three and nine months ended September 30, 2018, respectively, by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The performance obligation under the contract is expected to be substantially complete by end of 2019. As of September 30, 2018 and December 31, 2017, the Company had a $1.7 million contract asset and a $5.4 million contract liability, respectively.

7.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of September 30, 2018, there were 2,089,420 shares reserved under the 2014 Plan for the future issuance of equity awards and 2,246,823 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$11,858	$9,951	$34,749	$28,528
Selling, general and administrative	8,809	7,229	24,278	19,945
Total stock-based compensation	$20,667	$17,180	$59,027	$48,473

8.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock and RSUs	7,242,989	5,835,271	7,396,423	5,736,646
Employee stock purchase plan	31,285	32,014	17,533	17,942
Common stock warrants	149,700	149,700	149,700	149,700
	7,423,974	6,016,985	7,563,656	5,904,288

9.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. In March 2018, the Company and Cowen entered into an amendment to the ATM sales agreement to sell, from time to time, the remaining $72.6 million in common stock under the sales agreement under the Company’s new registration statement that was filed with the SEC on February 21, 2018. During the three and nine months ended September 30, 2018, 205,202 shares and 445,619 shares, respectively, were sold pursuant to the sales agreement, resulting in net proceeds of approximately $15.9 million and $27.6 million, respectively, after commissions and other offering costs.

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

10.	Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Foreign currency translation adjustments	$(29)	$(5,298)
Unrealized loss on securities available-for-sale	(381)	(382)
Total accumulated other comprehensive loss	$(410)	$(5,680)

11.	Gain from Sale of Priority Review Vouchers

In January 2018, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher (PRV) it received in connection with the approval of Mepsevii for $130.0 million. In June 2018, the Company also completed the sale of the PRV it received in connection with the approval of Crysvita for $80.6 million, net, which was shared equally with KHK. As the PRVs did not have a carrying value, the gain recognized was equal to the net proceeds received. The Company recorded its portion of the net proceeds in other income of $170.3 million for the nine months ended September 30, 2018 as a gain from the sale of the PRVs.

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

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii™ (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, developed for the treatment of X-linked hypophosphatemia, or XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. Crysvita is approved in the United States for the treatment of XLH in adult and pediatric patients one year of age and older. In Europe, Crysvita is conditionally approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. A filing to expand the label to include adults with XLH is also planned in Europe.

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

•

Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. Mepsevii is approved in the United States for the treatment of children and adults with MPS VII.  In Europe, Mepsevii is approved under exceptional circumstances for the treatment of non-neurological manifestations of MPS VII. In Brazil, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

Our substrate replacement therapy pipeline includes UX007, which is in clinical development for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied for the treatment of LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The U.S. Food and Drug Administration, or FDA, has accepted our most recent proposal to submit a New Drug Application, or NDA, for UX007 for the treatment of LC-FAOD based on existing Phase 2 study data. We expect to hold a pre-NDA meeting with the FDA before the end of 2018. We also continue to have discussions with EMA about a potential filing based on the current data and expect additional clarity from these conversations by the end of 2018.

Our gene therapy pipeline includes DTX301 and DTX401 in clinical development for the treatment of two diseases:

•

DTX301 is an adeno-associated virus 8, or AAV8, gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We have reported positive data from the first and second dose cohorts of the Phase 1/2 study, and plan to enroll the first patient in the third dose cohort in 2018 with data expected in mid-2019.

•

DTX401 is an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease. The three patients in the first dose cohort of the Phase 1/2 study have been dosed and we expect data from this cohort around the end of 2018.

The following table summarizes our approved products and advanced product candidate pipeline:

Recent program updates

Crysvita for the treatment of XLH

In addition to regulatory submissions and approvals of Crysvita in the U.S. and Europe, we have submitted regulatory filings in Canada, Brazil and Colombia, and anticipate regulatory decisions in these markets by the end of 2019.

Crysvita for the treatment of TIO

On October 1, 2018, we presented the positive 48-week and 72-week data from an ongoing Phase 2 study of Crysvita in adults with TIO syndrome at the American Society for Bone and Mineral Research 2018 Annual Meeting in Montreal. In adults with TIO, Crysvita was associated with increases in serum phosphorous and 1,25(OH)2D; improvement in osteomalacia; improvement in mobility and vitality; and reductions in fatigue. Regulatory discussions regarding a potential filing are ongoing with the FDA.

Mepsevii for the treatment of MPS VII

On August 27, 2018, the European Commission approved under exceptional circumstances the Marketing Authorization Application, or MAA, for Mepsevii for the treatment of non-neurological manifestations of MPS VII. Mepsevii is now approved for use in all 28 European Union, or EU, countries as well as in Iceland, Liechtenstein and Norway, and recently launched in Germany.

On October 18, 2018, Brazil’s National Health Surveillance Agency, or ANVISA, approved Mepsevii for the treatment of MPS VII for patients of all ages. Additional regulatory decisions for patients in Columbia and Chile are anticipated by the end of 2019.

UX007 for the treatment of LC-FAOD

The FDA has accepted our most recent proposal to submit an NDA for UX007 for the treatment of LC-FAOD based on currently available data from our positive 78-week Phase 2 study, a published retrospective medical record review, emergency IND cardiomyopathy patients, and a published randomized controlled investigator study. Further details will be forthcoming following a pre-NDA meeting, which we expect to take place by the end of 2018.

We also continue to pursue a potential filing with EMA based on the current data and expect to have further clarity from these discussions before the end of 2018.

UX007 for the treatment of Glut1 DS

In October 2018, we announced that a Phase 3 study evaluating UX007 in patients with glucose transporter type-1 deficiency syndrome, or Glut1 DS, experiencing disabling paroxysmal movement disorders did not achieve its primary endpoint of demonstrating a statistically significant reduction in the frequency of paroxysmal movement events with UX007 treatment compared to placebo, and did not demonstrate a meaningful difference between treatment groups. The study also did not meet its key secondary endpoints. The safety profile observed in this study was consistent with what has been previously reported with UX007. We plan to discontinue further clinical development of UX007 for the treatment of Glut1 DS.

DTX301 for the treatment of Ornithine Transcarbamylase (OTC) Deficiency

On September 27, 2018, we announced data from the second dose cohort of the Phase 1/2 study of DTX301 showing that a second patient in the study (Cohort 2, Patient 4) demonstrated normalization of ureagenesis to 104 percent at Week 24. The other two patients in Cohort 2 (study patients 5 and 6) did not show clinically meaningful changes in rate of ureagenesis at 12 weeks. In addition, we announced that the first patient in the study (Cohort 1, Patient 1) completed the initial 52-week study period, and demonstrated a further increased level of ureagenesis at 52 weeks as well as ongoing clinical stability seven months after discontinuing all alternate pathway medication and recent liberalization of a protein-restricted diet. As of the cutoff date of September 12, 2018 there have been no infusion-related adverse events and no serious adverse events reported in the study. All adverse events have been Grade 1 or 2. The only treatment-related adverse events were mild, clinically asymptomatic elevations in ALT in two patients in Cohort 1 and one patient in Cohort 2, which have all been controlled with standard tapering courses of steroids. These ALT elevations were mild and similar to what has been observed in other programs using AAV gene therapy. All patients have remained clinically and metabolically stable. The Data Monitoring Committee completed its review of Week 12 data from Cohort 2 and recommended that we proceed to the third dose (1.0 × 10^13 GC/kg) cohort of the study. The first patient in Cohort 3 has been enrolled, and data from the cohort are expected in mid-2019.

DTX401 for the treatment of GSDIa

All three patients in the lowest dose Cohort 1 of the Phase 1/2 study have been dosed and we expect data from this cohort around the end of 2018.

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

We have incurred net losses in each year since inception. Our net loss was $87.3 million and $79.2 million for the three months ended September 30, 2018 and 2017, respectively, and $109.8 million and $220.4 million for the nine months ended September 30, 2018 and 2017, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report other than those noted.

Revenue Recognition

Collaboration and License Revenue

We have certain collaboration and license arrangements in the scope of ASC 808, Collaborative Agreements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. We record our share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if we are considered as an agent in the arrangement. We are considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs of such agreements is classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the consolidated statement of operations because the provision of such services for collaborative partners is not considered to be part of the our ongoing major or central operations.

We also receive royalty revenues under certain of our license or collaboration agreements in exchange for license of intellectual property. If we do not have any future performance obligations under these license or collaborations agreements, revenue is recorded as sales occur as part of collaboration and license revenue.

In order to record the collaboration revenue, we utilize certain information from our collaboration partners, including revenue from the sale of the product, associated reserves on revenue, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there were no significant or material changes to prior period estimates of revenues and expenses.

We have certain collaboration and license arrangements in the scope of ASC 606, Revenue from Contract with Customers. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We analogize to ASC 606 for the accounting for distinct performance obligations for which there is a customer relationship. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

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

Product sales

We sell our approved products through a limited number of distributors. Revenue from product sales is recognized at the point in time when the delivery is made and when title and risk of loss transfers to these distributors. We also recognize revenue from sales of certain products on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate reserves for rebates payable under government mandated programs, chargebacks, distribution fees, estimated product returns and other deductions and record as a reduction of revenue at the time product revenues are recorded.

We provide for returns and other adjustments in the period the related revenue is recorded based on our best estimate. Limited historical data is available for use in developing estimates of the amount of the reduction for reserve in gross revenue. We review the estimates applied periodically and adjust as necessary. To date we have not made material adjustments to our revenue reserves.

Results of Operations

Comparison of the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Collaboration and license revenue:
KHK (Crysvita)	$5,401	$—	$5,401	*
Bayer	3,614	—	3,614	*
Total collaboration and license revenue	9,015	—	9,015	*
Product sales:
Crysvita	268	—	268	*
Mepsevii	2,127	198	1,929	*
UX007	353	—	353	*
Total product sales	2,748	198	2,550	*
Total revenues	$11,763	$198	$11,565	*

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Collaboration and license revenue:
KHK (Crysvita)	$6,993	$—	$6,993	*
Bayer	21,903	—	21,903	*
Total collaboration and license revenue	28,896	—	28,896	*
Product sales:
Crysvita	294	—	294	*
Mepsevii	5,253	198	5,055	*
UX007	791	—	791	*
Total product sales	6,338	198	6,140	*
Total revenues	$35,234	$198	$35,036	*
* not meaningful

We recognized $5.4 million and $7.0 million in profit sharing and royalty revenue from our collaboration and license agreement with KHK for the three and nine months ended September 30, 2018, respectively, as a result of the approval of Crysvita in Europe in November 2017 and in the U.S. in April 2018.

We recognized $3.6 million and $21.9 million in collaboration and license revenue from our research arrangement with Bayer for the three and nine months ended September 30, 2018, respectively. The increase is due to our acquisition of Dimension Therapeutics, Inc., or Dimension, resulting in the assumption of the Bayer agreement.

The increase in product sales of $2.6 million and $6.1 million for three and nine months ended September 30, 2018, respectively, is primarily due to the approval of Mepsevii in November 2017.

Cost of Sales (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Cost of sales	$273	$—	$273	*

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Cost of sales	$639	$—	$639	*

We recognized $0.3 million and $0.6 million in cost of sales related to our approved products for the three and nine months ended September 30, 2018, respectively, which includes a reserve of $0.2 million for excess inventory for the nine months ended September 30, 2018 and none for the three months ended September 30, 2018. No cost of sales was recognized for the three and nine months ended September 30, 2017. Prior to the approval of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period, we expect that cost of sales for the three and nine months ended September 30, 2018 would have been approximately $0.4 million and $1.3 million, respectively, for our commercial product sales, which includes a reserve of $0.2 million for excess inventory for the nine months ended September 30, 2018. We expect cost of sales to increase in relation to product revenues as we deplete these previously expensed inventories and in turn, the inventory cost will increase as we produce and then sell the product that has an inventory cost that reflects the full cost of manufacturing similar biologic products.

Research and Development Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Crysvita	$11,358	$10,828	$530	5%
Mepsevii	6,068	8,606	(2,538)	-29%
UX007	10,793	9,136	1,657	18%
DTX301	4,209	—	4,209	*
DTX401	3,549	—	3,549	*
DTX201	4,367	—	4,367	*
Ace-ER	1,236	13,008	(11,772)	-90%
Other research costs and preclinical costs	28,461	18,834	9,627	51%
Total research and development expenses	$70,041	$60,412	$9,629	16%

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Crysvita	$34,618	$31,220	$3,398	11%
Mepsevii	19,431	26,250	(6,819)	-26%
UX007	34,085	28,732	5,353	19%
DTX301	12,386	—	12,386	*
DTX401	13,646	—	13,646	*
DTX201	23,707	—	23,707	*
Ace-ER	6,345	30,194	(23,849)	-79%
Other research costs and preclinical costs	78,162	53,721	24,441	45%
Total research and development expenses	$222,380	$170,117	$52,263	31%

Research and development expenses increased $9.6 million and $52.3 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in research and development expenses is primarily due to:

•

for Crysvita, an increase of $0.5 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, related to patient diagnosis efforts, medical and scientific education expense, and regulatory filing preparation costs, net of KHK reimbursement;

•

for Mepsevii, a decrease of $2.5 million and $6.8 million for the three and nine months ended September 30, 2018, respectively, related to the post-approval capitalization of manufacturing expenses and reduced clinical trial activity with the progressive completion of our extension studies;

•

for UX007, an increase of $1.7 million and $5.4 million for the three and nine months ended September 30, 2018, respectively, primarily related to the conduct of our Phase 3 movement disorder study and regulatory filing preparation activities;

•

for DTX301, $4.2 million and $12.4 million for the three and nine months ended September 30, 2018, respectively, related to the conduct of the Phase 1/2 study and clinical manufacturing expense; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;

•

for DTX401, $3.5 million and $13.6 million for the three and nine months ended September 30, 2018, respectively, related to clinical manufacturing expense, IND filing preparation expense, and conduct of our Phase 1/2 clinical study; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;

•

for DTX201, $4.4 million and $23.7 million for the three and nine months ended September 30, 2018, respectively, primarily related to clinical manufacturing expense, IND filing preparation expense, and amortization of the intangible asset related to our Bayer collaboration agreement; as the program costs are reflected only after the acquisition of Dimension in November 2017, there is no previous year basis of comparison;

•

for Ace-ER, a decrease of $11.8 million and $23.8 million for the three and nine months ended September 30, 2018, respectively, due to a reduction in our spend on the Ace-ER program as a consequence of our decision to terminate the program in August 2017; and

•

an increase of $9.6 million and $24.4 million for the three and nine months ended September 30, 2018, respectively, in other research and development costs including operating expenses related to our research stage programs and research collaborations (including programs acquired with the Dimension acquisition), general expenses in support of our clinical and research program pipelines, and certain cost allocations.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Selling, general and administrative	$31,095	$23,499	$7,596	32%

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Selling, general and administrative	$93,248	$62,189	$31,059	50%

Selling, general and administrative expenses increased $7.6 million and $31.1 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in selling, general and administrative expenses was primarily due to increases in commercialization costs, professional services costs, stock-based compensation, and personnel costs resulting from an increase in the number of employees in support of our activities.

We expect selling, general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple late-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Interest income	$2,730	$1,117	$1,613	144%

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Interest income	$6,915	$3,350	$3,565	106%

Interest income increased $1.6 million and $3.6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to an increase in the balance of our invested funds and due to an increase in yields on our investment portfolio.

Gain from Sale of Priority Review Vouchers (dollars in thousands)

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Gain from sale of priority review vouchers	$170,322	$—	$170,322	*

The gain from the sale of the Priority Review Vouchers, or PRVs, of $170.3 million for the nine months ended September 30, 2018 was due to the completion of the sales of the PRVs we received from the FDA in connection with the approval of Crysvita and Mepsevii. The Mepsevii PRV was sold in January 2018 for net proceeds of $130.0 million, and the Crysvita PRV was sold in April 2018 for net proceeds of $80.6 million, which was shared equally with KHK.

Other Income (Expense) (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Other income (expense)	$(147)	$3,373	$(3,520)	-104%

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Other income (expense)	$(5,601)	$8,368	$(13,969)	*

Other income (expense) decreased $3.5 million and $14.0 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in income recognized during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to prior period fluctuations of exchange rates related to intercompany loans with foreign subsidiaries that are denominated in our reporting currency and the strengthening of the respective foreign exchange rates. The increase in expense recognized during the nine months ended September 30, 2018 was primarily due to the recognition of cumulative foreign currency translation losses related to the substantial liquidation of subsidiaries with a functional currency other than the U.S. Dollar during the three months ended March 31, 2018 and prior period fluctuations of exchange rates related to intercompany loans with foreign subsidiaries that are denominated in our reporting currency. These recognized foreign currency losses are substantially offset by the reclassification adjustment reported as a component of other comprehensive income (loss).

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities.

As of September 30, 2018, we had $503.1 million in available cash, cash equivalents, and investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents and investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

During the three and nine months ended September 30, 2018, the proceeds from our at-the-market, or ATM, offering were approximately $15.9 million and $27.6 million, respectively, after commissions and other offering costs. At September 30, 2018, we may issue up to $56.5 million in additional common stock under our ATM offering.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(234,713)	$(172,020)
Cash used in investing activities	(106,892)	(1,909)
Cash provided by financing activities	324,611	71,828
Effect of exchange rate changes on cash	(617)	167
Net decrease in cash, cash equivalents and restricted cash	$(17,611)	$(101,934)

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

Cash used in operating activities for the nine months ended September 30, 2018 was $234.7 million and reflected a net loss of $109.8 million, $170.3 million for the gain from sale of the PRVs, and $1.8 million for the amortization of the discount paid on purchased investments, offset by non-cash charges of $59.0 million for stock-based compensation, $16.6 million for depreciation and amortization of intangible asset acquired, and $5.9 million of non-cash foreign currency remeasurement losses in connection with the substantial liquidation of subsidiaries due to a change in the Company’s tax structure and fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $9.2 million increase in accounts receivable due to the commercialization of Mepsevii and Crysvita, $20.0 million increase in prepaid expenses and other current assets primarily due to an increase in receivables and prepaid manufacturing and build out of inventory as we commercialize our approved products, a $0.1 million increase in other assets, a $0.6 million decrease in accounts payable primarily due to the timing of payments and receipt of invoices, and a $4.3 million decrease in accrued expenses and other liabilities primarily as a result of a decrease in accrued expenses due to the timing of the receipt of invoices.

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

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $106.9 million and related to purchases of investments of $500.0 million and purchases of property and equipment of $2.9 million, offset by proceeds from the sale of PRVs of $170.3 million, proceeds from maturities of investments of $218.1 million, and the sale of investments of $7.7 million.

Cash used in investing activities for the nine months ended September 30, 2017 was $1.9 million and related to purchases of investments of $230.5 million and purchases of property and equipment of $1.9 million, offset by proceeds from maturities of investments of $202.8 million and the sale of investments of $27.6 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $324.6 million and was comprised of $271.0 million from the sale of common stock in our underwritten public offering, $27.6 million from the sale of common stock in our ATM offering, and $26.0 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities for the nine months ended September 30, 2017 was $71.8 million and was comprised of $67.6 million from the sale of common stock in our ATM offering, and $4.2 million in net proceeds from the issuance of common stock pursuant to equity awards.

Funding Requirements

We anticipate, excluding non-recurring items, that we will continue to generate annual losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. Due to certain non-recurring or infrequent items like the sale of priority review vouchers, we may have lower levels of losses in the near term in quarterly periods that may not be indicative of future periods or trends. We will likely require additional capital to fund our operations, complete our ongoing and planned clinical studies and commercialize our products, and funding may not be available to us on acceptable terms or at all.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2018, we had cash, cash equivalents, and investments totaling $503.1 million which includes bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2018. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, excluding non-recurring events. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing products and product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	continue to establish Medical Affairs field teams to initiate relevant disease education;
•	continue to establish a marketing and distribution infrastructure and field force to commercialize our products and any product candidates for which we may obtain marketing approval;
•	continue to establish our international subsidiaries;
•	continue to operate as a public company and comply with legal, accounting and other regulatory requirements;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies, and/or businesses;

•	make milestone or other payments under any license or other agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our planned future commercialization efforts; and
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

We are just starting to generate revenue from product sales and we may never be profitable, excluding non-recurring events.

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

As of September 30, 2018, our available cash, cash equivalents, and investments were $503.1 million. We will likely require additional capital to commercialize our products and to obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. For example, our Phase 3 studies that evaluated Ace-ER in patients with GNE myopathy and UX007 in patients with Glut1 DS experiencing disabling paroxysmal movement disorders did not achieve their primary or secondary endpoints. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. Additionally, we have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

•	we estimate that approximately 6,000 patients worldwide suffer from GSD1a, for which DTX401 is being studied, and these all may not be treatable if they are immune to the virus.

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

Furthermore, the disease states we are evaluating often will not have clear regulatory paths for approval and/or do not have validated outcome measures. In these circumstances, we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies. For example, patients with LC-FAOD have a highly heterogeneous disease course, which may impact our ability to determine the true treatment benefit of our product candidates in these patients.

This lengthy and uncertain approval process, as well as the unpredictability of the clinical and nonclinical studies, may result in our failure to obtain regulatory approval to market any of our product candidates, or delayed regulatory approval, which would significantly harm our business, results of operations, and prospects.

The FDA, the U.S. National Institutes of Health, or NIH, Health Canada, and the EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our gene therapy product candidates, which may be difficult to predict.

The clinical trial requirements of the FDA, the NIH, Health Canada, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as our gene therapy product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, which can lead to fewer product approvals. For example, in the United States, LUXTURNA™ (voretigene neparvovec) from Spark Therapeutics is the only gene therapy product that has been approved; and in Europe, Glybera from uniQure N.V. is the only gene therapy product to receive marketing authorization.

Additionally, the FDA, the NIH, Health Canada, and the EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as U.S. congressional committees and foreign governments, have also expressed interest in further regulating the biotechnology industry. Different regulatory approaches by jurisdiction can result in different or additional preclinical studies or clinical trials being required to support regulatory approval in each jurisdiction. Further regulation of the biotechnology industry may delay or prevent commercialization of some or all of our product candidates. For example, in 1999, a patient suffering from OTC deficiency died during a gene therapy clinical trial that utilized an adenovirus vector. It was discovered that adenoviruses could generate an extreme immune system reaction that can be life-threatening. Thereafter, in January 2000, the FDA halted that trial and began investigating 69 other gene therapy trials underway in the United States. Eventually, 28 trials were reviewed, with 13 requiring remedial action. Subsequently, in 2003, the FDA suspended 27 additional gene therapy trials involving several hundred patients after learning that a child treated in France had developed leukemia.

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. Prior to submitting an IND, our human gene therapy clinical trials were subject to review by the NIH Office of Biotechnology Activities’, or OBA’s, Recombinant DNA Advisory Committee, or the RAC. However, on August 16, 2018, NIH OBA proposed to amend the NIH Guidelines for research involving human gene transfer clinical research protocols.   Specifically, NIH proposed removing NIH protocol submission, review and reporting requirements under Appendix M of the NIH Guidelines.  In addition to the proposals, the NIH Office of Science Policy is no longer accepting annual reports, safety reports, amendments or other documentation for any previously registered human gene transfer protocols.  The roles and responsibilities of Institutional Biosafety Committees (IBCs) at the local level will continue as described in the NIH Guidelines. Gene transfer trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC, and other relevant approvals are in place can these protocols proceed.

The EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

These regulatory review committees and advisory groups, the new guidelines they promulgate, and new guidance issued by regulatory authorities may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post- approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Some of our product candidates are in the early stages of development and the safety profile has not been established. For example, in a completed Phase 2 study, LC-FAOD patients treated with UX007 experienced treatment-related adverse events, the most common of which were diarrhea, abdominal/gastrointestinal pain and vomiting. There were no deaths, but there was one treatment-related serious adverse event of moderate gastroenteritis with vomiting. Gene therapy product candidates using AAV vectors, like DTX301, have been associated with immunologic reaction to the capsid protein or gene at early time points after administration. For example, in our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, we observed elevated laboratory alanine transaminase levels, or ALTs. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. In addition, theoretical side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. Future product candidates may also cause these or similar side effects as development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

If preclinical studies for UX701 for Wilson disease, UX501 for PKU, and UX601 for citrullinemia type I, or all of our future product candidates do not result in the determination of a minimally effective dose range, we may not obtain the regulatory approvals required to initiate clinical testing.

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

We currently rely on third-party manufacturers to produce our product candidates. Additionally, these manufacturers may not have experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization.

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

In preparation to successfully commercialize Crysvita and Mepsevii as well as any additional products that may result from our development programs, we are building a commercial infrastructure in the United States, Europe and Latin America. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. This will be expensive and time consuming. Any failure or delay in the expansion of this infrastructure may adversely impact the commercialization of our approved products.

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

Even though we have orphan drug designation for UX007 for the treatment of fatty acid oxidation disorders in the United States and for various subtypes of LC-FAOD in Europe, as well as for Crysvita, Mepsevii, and DTX301 in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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
•

decisions by our collaboration partners with respect to the indications for our products and product candidates in countries where they have the right to commercialize the products and product candidates;

•	decisions by our collaboration partners regarding market access and pricing in countries where they have the right to commercialize our products and product candidates;
•	failure to successfully develop and commercialize our products and product candidates;
•	the level of any revenue we receive from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our products and product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•	the perception of the pharmaceutical industry’s approach to drug pricing;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	the integration and performance of any businesses we have acquired or may acquire;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2018, 2,089,420 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2018, 2,246,823 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

The comprehensive tax reform legislation enacted in 2017 could adversely affect our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1#	Offer Letter, dated August 2, 2018, between Ultragenyx Pharmaceutical Inc. and Wladimir Hogenhuis, M.D.	8-K	9/17/2018	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 5, 2018	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2018	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2018	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Vice President and Corporate Controller (Principal Accounting Officer)