Form 10-Q
period 2019-03-31
Ultragenyx Pharmaceutical Inc.
filed 2019-05-07
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	RARE	The Nasdaq Global Select Market

As of May 1, 2019, the registrant had 57,472,474 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$269,712	$113,432
Short-term investments	445,604	346,274
Accounts receivable	15,628	12,740
Inventory	10,948	7,065
Prepaid expenses and other current assets	44,995	42,858
Total current assets	786,887	522,369
Property and equipment, net	21,696	20,046
Intangible assets, net	129,086	129,223
Goodwill	44,406	44,406
Right-of-use assets	23,024	—
Other assets	2,660	3,514
Total assets	$1,007,759	$719,558

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,664	$12,275
Accrued liabilities	48,957	62,450
Short-term lease liabilities	5,259	—
Total current liabilities	66,880	74,725
Deferred tax liabilities	31,166	31,166
Long-term lease liabilities	22,984	—
Other liabilities	—	4,759
Total liabilities	121,030	110,650
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of March 31, 2019 and
December 31, 2018	—	—
Common stock — 250,000,000 shares authorized; 57,303,888 and 50,860,588 shares issued
and outstanding as of March 31, 2019 and December 31, 2018, respectively	57	51
Additional paid-in capital	2,013,859	1,639,773
Accumulated other comprehensive loss	(148)	(633)
Accumulated deficit	(1,127,039)	(1,030,283)
Total stockholders’ equity	886,729	608,908
Total liabilities and stockholders’ equity	$1,007,759	$719,558

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Collaboration and license	$14,238	$9,362
Product sales	3,934	1,315
Total revenues	18,172	10,677
Operating expenses:
Cost of sales	452	225
Research and development	78,105	75,504
Selling, general and administrative	38,829	31,435
Total operating expenses	117,386	107,164
Loss from operations	(99,214)	(96,487)
Interest income	3,086	1,737
Gain from sale of priority review voucher	—	130,000
Other expense	(412)	(4,958)
Income (loss) before income taxes	(96,540)	30,292
Provision for income taxes	(216)	(39)
Net income (loss)	$(96,756)	$30,253
Net income (loss) per share:
Basic	$(1.82)	$0.63
Diluted	$(1.82)	$0.62
Shares used in computing net income (loss) per share:
Basic	53,209,215	48,190,511
Diluted	53,209,215	49,077,742

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(96,756)	$30,253
Other comprehensive income (loss):
Foreign currency translation adjustments	129	(289)
Transfer of cumulative translation adjustment for the substantial liquidation of foreign subsidiaries	—	5,272
Unrealized gain (loss) on available-for-sale securities	356	(249)
Other comprehensive income:	485	4,734
Total comprehensive income (loss)	$(96,271)	$34,987

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,860,588	$51	$1,639,773	$(633)	$(1,030,283)	$608,908
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,833,333	6	330,409	—	—	330,415
Issuance of common stock in connection with at-the-market offering, net of issuance costs	379,707	—	19,305	—	—	19,305
Employee stock-based compensation	—	—	20,475	—	—	20,475
Issuance of common stock under equity plan awards, net of tax	230,260	—	3,897	—	—	3,897
Other comprehensive income	—	—	—	485	—	485
Net loss	—	—	—	—	(96,756)	(96,756)
Balance as of March 31, 2019	57,303,888	$57	$2,013,859	$(148)	$(1,127,039)	$886,729

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	44,167,071	$44	$1,221,762	$(5,680)	$(832,672)	$383,454
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,043,860	5	270,964	—	—	270,969
Issuance of common stock in connection with at-the-market offering, net of issuance costs	240,417	1	11,807	—	—	11,808
Employee stock-based compensation	—	—	18,797	—	—	18,797
Issuance of common stock under equity plan awards, net of tax	213,855	—	3,642	—	—	3,642
Other comprehensive income	—	—	—	4,734	—	4,734
Net income	—	—	—	—	30,253	30,253
Balance as of March 31, 2018	49,665,203	$50	$1,526,972	$(946)	$(802,419)	$723,657

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$(96,756)	$30,253
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,221	18,797
Amortization of discount on investment securities, net	(839)	(239)
Depreciation and amortization	2,119	6,160
Foreign currency remeasurement loss	589	4,773
Gain from sale of priority review voucher	—	(130,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,899)	1,501
Inventory	(3,647)	(1,311)
Prepaid expenses and other current assets	(2,359)	(5,253)
Right-of-use assets	(6,880)	—
Other assets	945	(259)
Accounts payable	(151)	(1,317)
Lease liabilities	6,812	—
Accrued liabilities and other liabilities	(12,930)	(12,583)
Net cash used in operating activities	(95,775)	(89,478)
Investing activities:
Purchase of property and equipment	(3,059)	(475)
Purchase of investments	(260,734)	(260,830)
Proceeds from the sale of investments	22,600	—
Proceeds from maturities of investments	140,000	60,277
Proceeds from sale of priority review voucher	—	130,000
Net cash used in investing activities	(101,193)	(71,028)
Financing activities:
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	330,415	270,969
Proceeds from the issuance of common stock in connection with at-the-market offering, net	19,305	11,808
Proceeds from the issuance of common stock from equity plan awards, net of tax	3,897	3,642
Net cash provided by financing activities	353,617	286,419
Effect of exchange rate changes on cash	(198)	249
Net increase in cash, cash equivalents and restricted cash	156,451	126,162
Cash, cash equivalents and restricted cash at beginning of period	115,525	103,041
Cash, cash equivalents and restricted cash at end of period	$271,976	$229,203

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$8,280	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes the need to raise additional capital to fully implement its business plan. Through March 31, 2019, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

The Company intends to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 19, 2019 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for the Company’s obligations under its facility leases. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$269,712	$226,730
Restricted cash included in prepaid expenses and other current assets	351	542
Restricted cash included in other assets	1,913	1,931
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$271,976	$229,203

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

In order to record collaboration revenue, the Company utilizes certain information from its collaboration partners, including revenue from the sale of the product, associated reserves on revenue, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses.

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

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective method. The results for the three months ended March 31, 2019 are presented under ASC 842. The results for the three months ended March 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

The Company determines if an arrangement includes a lease at inception. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. The Company applies a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. The Company recognizes the options to extend the lease as part of the right-of-use assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840, Leases (Topic 840).

As a result of the adoption of the new guidance, the Company recorded a right-of-use asset of $16.2 million, a short-term lease liability of $4.5 million, and a long-term lease liability of $17.0 million and no cumulative effect adjustment was made to the retained earnings as of the adoption date. In addition, as of the adoption date, the Company derecognized a net deferred rent obligation of $5.2 million. See Note 11 for further disclosure.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses, (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for the Company on January 1, 2020, and early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on its Consolidated Financial Statements and related disclosures.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2019
			Gross Unrealized
	Fair Value Hierarchy	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	Level 1	$217,478	$—	$—	$217,478
U.S. Treasury bills	Level 1	7,906	—	—	7,906
Time deposits	Level 2	10,000	—	—	10,000
Corporate bonds	Level 2	143,208	11	(28)	143,191
Commercial paper	Level 2	100,238	—	—	100,238
Asset-backed securities	Level 2	31,705	5	(2)	31,708
U.S. Government Treasury and agency securities	Level 2	189,425	79	(13)	189,491
Total		$699,960	$95	$(43)	$700,012

	December 31, 2018
			Gross Unrealized
	Fair Value Hierarchy	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	Level 1	$72,999	$—	$—	$72,999
Time deposits	Level 2	10,000	—	—	10,000
Corporate bonds	Level 2	180,167	—	(241)	179,926
Commercial paper	Level 2	50,198	—	—	50,198
Asset-backed securities	Level 2	22,597	—	(10)	22,587
U.S. Government Treasury and agency securities	Level 2	99,087	2	(55)	99,034
Total		$435,048	$2	$(306)	$434,744

At March 31, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no material realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at March 31, 2019 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

4.	Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Work-in-progress	$8,761	$5,384
Finished goods	2,187	1,681
Total inventory	$10,948	$7,065

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Research, clinical study, and manufacturing expenses	$18,779	$16,912
Payroll and related expenses	20,553	36,443
Contract liability	69	—
Other	9,556	9,095
Total accrued liabilities	$48,957	$62,450

5.	Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Three Months Ended March 31,
	2019	2018
Collaboration and license revenue:
KHK (Crysvita)	$13,954	$15
Bayer	284	9,347
Total collaboration and license revenue	14,238	9,362
Product sales:
Crysvita	588	—
Mepsevii	2,673	1,119
UX007	673	196
Total product sales	3,934	1,315
Total revenues	$18,172	$10,677

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$14,455	$10,014
Europe	2,911	663
All other	806	—
Total revenues	$18,172	$10,677

The following table presents changes in the contract assets (liabilities) (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance of contract assets (liabilities) at beginning of period	$2,979	$(5,986)
Additions	283	9,934
Deductions	(3,331)	(3,111)
Balance of contract assets (liabilities) at end of period	$(69)	$837

The Company’s largest accounts receivables balance accounted for 89% and 88% of the total accounts receivable balance as of March 31, 2019 and December 31, 2018, respectively, and was due from a collaboration partner.

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

The Company is considered the agent in the profit share territory as KHK controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. The Company recognizes a pro-rata share of collaboration revenue, net of supply costs, in the period the sale occurs. The Company concluded that its portion of KHK’s sales in the profit share territory is analogous to a royalty and therefore recorded $11.9 million and none as collaboration revenue, similar to a royalty, during the three months ended March 31, 2019 and 2018, respectively.

Royalty revenue related to sales in European territory

KHK has the commercial responsibility for Crysvita in the European territory. The Company receives a royalty of up to 10% on net sales in the European territory, which is recognized as the underlying sales occur.

The Company’s share of collaboration revenue related to Crysvita was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Company's share of collaboration revenue in profit share territory	$11,939	$—
Royalty revenue in European territory	2,015	15
Total	$13,954	$15

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in the arrangement as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. For the three months ended March 31, 2019, the Company recorded product sales of $0.6 million, net of estimated product returns and other deductions.

Under the collaboration agreement, KHK manufactures and supplies Crysvita, which is purchased by the Company for sales in the above territories. The Company also pays to KHK a low single-digit royalty on net sales in Latin America.

One of the wholly-owned subsidiaries of KHK has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

Cost sharing payments

Under the collaboration agreement, KHK and the Company shares certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$7,099	$8,236
Selling, general and administrative	5,213	3,782
Total	$12,312	$12,018

Collaboration receivable

The Company had accounts receivable from KHK in the amount of $14.0 million and $11.2 million, from profit share revenue and royalties, and other receivables recorded in prepaid and other current assets of $13.9 million and $11.1 million from commercial and development activity reimbursements, as of March 31, 2019 and December 31, 2018, respectively.

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

As of the acquisition date of Dimension Therapeutics, Inc. on November 7, 2017, the Company valued the Bayer contract under ASC 805, Business Combinations, and recorded an intangible asset of $13.5 million. The intangible asset is being amortized to research and development expense over the research term which is expected to be complete in 2019. The Company recorded research and development expense of $0.1 million and $4.4 million for the three months ended March 31, 2019 and 2018, respectively, for the amortization of the intangible asset.

The Company evaluated the agreement under ASC 606 and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement includes (i) research and development services to be provided over the research term, (ii) a development and commercialization license, and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services and recorded $0.3 million and $9.3 million as collaboration and license revenue for the three months ended March 31, 2019 and 2018, respectively, by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The performance obligation under the contract is expected to be substantially complete by end of 2019. As of March 31, 2019 and December 31, 2018, the Company had a $0.1 million contract liability and a $3.0 million contract asset, respectively.

7.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2019, there were 2,725,351 shares reserved under the 2014 Plan for the future issuance of equity awards and 2,789,082 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$34	$—
Research and development	11,230	11,247
Selling, general and administrative	8,957	7,550
Total stock-based compensation expense	$20,221	$18,797

8.	Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period. For the three months ended March 31, 2019, there was no difference between basic and diluted net loss per share since the effect of the dilutive securities would be antidilutive and therefore were excluded from the diluted net loss per share calculation. The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Net income (loss), basic and diluted	$(96,756)	$30,253
Weighted-average shares used in computing net income (loss) per share, basic	53,209,215	48,190,511
Weighted-average effect of dilutive securities:
Options to purchase common stock and RSUs	—	742,796
Employee stock purchase plan	—	3,683
Common stock warrants	—	140,752
Weighted-average shares used in computing net income (loss) per share, diluted	53,209,215	49,077,742
Net income (loss) per share:
Basic	$(1.82)	$0.63
Diluted	$(1.82)	$0.62

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock and RSUs	7,426,556	5,150,737
Employee stock purchase plan	42,055	—
Common stock warrants	149,700	—
	7,618,311	5,150,737

9.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through with Cowen as its sales agent. During the three months ended March 31, 2019 and 2018, the Company sold 379,707 and 240,417 shares of common stock, respectively, resulting in net proceeds of approximately $19.3 million and $11.8 million, respectively, after commissions and other offering costs.

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

In February 2019, the Company completed an underwritten public offering in which 5,833,333 shares of common stock were sold, which includes 760,869 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $60.00 per share. The total proceeds that the Company received from the offering were approximately $330.4 million, net of underwriting discounts and commissions.

10.	Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Foreign currency translation adjustments	$(200)	$(329)
Unrealized gain (loss) on securities available-for-sale	52	(304)
Total accumulated other comprehensive loss	$(148)	$(633)

11.	Lease

As described in “Note 2. Summary of Significant Accounting Policies”, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historic accounting under Topic 840.

The Company leases office space and research, testing and manufacturing laboratory space in various facilities in Novato and Brisbane, California, in Cambridge and Woburn, Massachusetts, and in certain foreign countries, under operating agreements expiring at various dates through 2028. Certain of the leases provide for options by the Company to extend the lease for multiple five-year renewal periods and also provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases. None of these optional periods have been considered in the determination of the right-of-use asset or the lease liability for the leases as the Company did not consider it reasonably certain that it would exercise any such options. The Company recognizes lease expense on a straight-line basis over the non-cancelable term of its operating leases. The variable lease expense primarily consists of common area maintenance and other operating costs.

The components of lease expense were as follows (in thousands):

Three Months Ended March 31,
2019
Operating lease expense	$1,957
Variable lease expense	652
Short-term lease expense	63
Total lease expense	$2,672

Cash paid for amounts included in the measurement of lease liabilities for the period ended March 31, 2019 was $2.0 million and was included in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

Year Ending December 31,	Leases
2019 (excluding the three months ended March 31, 2019)	$5,426
2020	6,723
2021	5,152
2022	4,948
2023	4,977
Thereafter	8,451
Total future lease payments	35,677
Less: Amount representing interest	(7,434)
Present value of future lease payments	$28,243
Less: Short-term lease liabilities	(5,259)
Long-term lease liabilities	$22,984

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As of March 31, 2019, the weighted-average remaining lease term was 6.05 years and the weighted average discount rate used to determine the lease liability was 7.7%.

12.	Gain from Sale of Priority Review Voucher

In January 2018, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher (PRV) it received in connection with the approval of Mepsevii for $130.0 million. The Company recorded $130.0 million for its portion of the net proceeds for the three months ended March 31, 2018 as a gain from the sale of the PRV.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”).

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

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii™ (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, developed for the treatment of X-linked hypophosphatemia, or XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. Crysvita is approved in the United States, Canada, and Brazil for the treatment of XLH in adult and pediatric patients one year of age and older. In the European Union, or EU, Crysvita is conditionally approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. A filing to expand the label to include adults with XLH is also planned in the EU.

We are collaborating with Kyowa Hakko Kirin, or KHK, and Kyowa Kirin International, or Kyowa Kirin, a wholly owned subsidiary of KHK, on the development and commercialization of Crysvita globally. A regulatory submission to expand the label to include adults with XLH is also planned by our partner, Kyowa Kirin, in the EU.

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

Our small molecule pipeline includes UX007, which is in clinical development for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied for the treatment of LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. We intend to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the treatment of LC-FAOD in mid-2019 and are continuing discussions with EU regulatory authorities.

Our gene therapy pipeline includes DTX301 and DTX401 in clinical development for the treatment of two diseases:

•

DTX301 is an adeno-associated virus 8, or AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We have reported positive data from the first and second dose cohorts of the Phase 1/2 study, and expect data from the third dose cohort in mid-2019.

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

The following table summarizes our approved products and clinical product candidate pipeline:

Recent program updates

Approved Products

Crysvita for the treatment of XLH

In February 2019, we and Kyowa Hakko Kirin Co. Ltd, announced positive results of a 64-week efficacy and safety analysis of the randomized active-controlled Phase 3 study of Crysvita in children with XLH compared with oral phosphate and active vitamin D. The results showed that Crysvita was superior to conventional therapy for all key efficacy endpoints, showing a meaningful improvement in rickets severity, lower limb deformity, growth, and physical functioning as demonstrated by increases in distance walked. The 64-week safety profile was similar to that observed at 40 weeks and in other Crysvita pediatric XLH studies.

In March 2019, Brazil’s National Health Surveillance Agency (ANVISA) approved Crysvita for the treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

In the United States, we have submitted supplemental Biologics License Applications, or sBLAS, based on data from the Phase 3 studies of Crysvita in adult and pediatric patients.

Earlier this year, we also received a specific J-code for Crysvita from the Centers for Medicare and Medicaid services.

Clinical Product Candidates

UX007 for the treatment of Long Chain Fatty-Acid Oxidation Disorders, or LC-FAOD

In January 2019, we announced positive topline data from the ongoing long-term extension study of UX007 in patients with LC-FAOD, demonstrating sustained reductions in the duration and frequency of major clinical events, or MCEs, and a long-term safety profile similar to what has previously been seen with UX007. A total of 75 patients are enrolled in the study including 24 patients who were previously enrolled in the company-sponsored Phase 2 study, 20 naïve patients who had not previously been treated with UX007 and 31 patients from expanded access or investigator-sponsored studies. Patients who previously completed the Phase 2 company-sponsored study and rolled over to the extension study received treatment for an additional 78 weeks (minimum of 3 years of total UX007 treatment). The median annualized MCE and duration rates during the extension treatment period were zero. Over the entire treatment period, patients had a 67 percent reduction in median annualized event rate and a 66 percent reduction in the median annualized duration rate. Patients who were naïve to UX007 at study entry have received up to 78 weeks of treatment. These patients have demonstrated a 70 percent reduction in the median annualized event rate (2.3 events/year pre-UX007 to 0.7 events/year during extension study treatment period) and an 80 percent reduction in the median annualized duration rate (10.0 days/year pre-UX007 treatment to 2.0 days/year during extension study treatment period). Overall, the safety profile observed in the long-term extension study was consistent with what has been previously observed with UX007. The most common treatment-related adverse events were diarrhea, vomiting, and abdominal pain. One patient discontinued due to a treatment-related adverse event. There were two deaths during the extension study, both deemed to be related to disease progression and not due to treatment with UX007. One of these patients was naïve to UX007 and one was previously in an investigator-sponsored study. Both patients had Trifunctional Protein (TFP) Deficiency type LC-FAOD, a type known to have a high mortality rate, and both had experienced severe disease manifestations when initiating UX007 treatment in the extension study.

Ultragenyx is on track to submit a New Drug Application (NDA) for UX007 for the treatment of LC-FAOD in mid-2019. The submission will include data from a company-sponsored Phase 2 study of UX007 in 29 patients, data from the long-term safety and efficacy extension study in 75 patients, a retrospective medical record review of 20 original compassionate use patients, data from 70 patients treated through expanded access, and a randomized controlled investigator-sponsored study of 32 patients showing an effect of triheptanoin on cardiac function.

In April 2019, we announced that the FDA has granted Fast Track designation and Rare Pediatric Disease designation to UX007 for the treatment of LC-FAOD.

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

In February 2019, we announced positive topline 24-week data from the first dose cohort of the Phase 1/2 study of DTX401 in GSDIa. All three patients in the first, lowest-dose cohort received a single dose of 2.0 x 10^12 GC/kg. After 24 weeks of treatment, all three patients have either increased or maintained their time to hypoglycemia during the controlled fasting challenge compared to baseline. All three patients continue to show a clinical response with additional improvements in glucose control reflected by prolonged time to hypoglycemia during a controlled fasting challenge and by reductions in the use of cornstarch to maintain normal glucose levels throughout the day and overnight. The first patient in Cohort 1 demonstrated sustained improvement in time to hypoglycemia of 6.8 hours at Week 24, from 3.8 hours at baseline and 7.7 hours at Week 12. Patient 2 showed a further improvement in time to hypoglycemia to 13.1 hours at Week 24, from 4.1 hours at baseline and 9.0 hours at Week 12. Patient 3 continued to show a clinical response, and maintained the improvement in time to hypoglycemia of 6.5 hours at Week 24, from 5.4 hours at baseline and 6.5 hours at Week 12. As of February 20, 2019, there were no infusion-related adverse events and no treatment-related serious adverse events reported. All adverse events have been Grade 1 or 2. Patients 1 and 2 had mild elevations in ALT, similar to what has been observed in other programs using AAV-based gene therapy, and were successfully treated with a tapering course of steroids.

Data from the next dose cohort are expected in mid-2019.

Other Development

In February 2019 we announced the appointment of Shehnaaz Suliman, M.D., to the company’s Board of Directors, effective January 30, 2019. Most recently Dr. Suliman was Senior Vice President of Corporate Development and Strategy of Theravance Biopharma, Inc.

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

We have incurred net losses in each year since inception. Our net loss was $96.8 million for the three months ended March 31, 2019 and our net income was $30.3 million for the three months ended March 31, 2018, which includes the gain from the sale of a priority review voucher of $130.0 million received from the FDA in connection with the approval of Mepsevii. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

We record revenue from our collaboration and license agreements and from the sale of our two approved products – Crysvita and Mepsevii. In addition, we also record sales of certain products on a “named patient” basis, which are allowed in certain countries prior to regulatory approval. For the three months ended March 31, 2019 and 2018, we recorded $14.0 million and $15 thousand, respectively, in collaboration and license revenue for Crysvita sales and $0.3 and $9.3 million, respectively, for providing certain research and development services under our collaboration and license arrangement with Bayer. For the three months ended March 31, 2019 and 2018, we recorded $3.9 million and $1.3 million, respectively, in product sales from our approved products and named patient sales in certain countries.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018:

Revenue (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2019	2018	Change	Change
Collaboration and license revenue:
KHK (Crysvita)	$13,954	$15	$13,939	*
Bayer	284	9,347	(9,063)	-97%
Total collaboration and license revenue	14,238	9,362	4,876	52%
Product sales:
Crysvita	588	—	588	*
Mepsevii	2,673	1,119	1,554	139%
UX007	673	196	477	243%
Total product sales	3,934	1,315	2,619	199%
Total revenues	$18,172	$10,677	$7,495	70%
* not meaningful

We recognized $14.0 million and $15 thousand in profit sharing and royalty revenue from our collaboration and license agreement with KHK for the three months ended March 31, 2019 and 2018, respectively, as a result of the approval of Crysvita in Europe in November 2017 and in the U.S. in April 2018.

We recognized $0.3 million and $9.3 million in collaboration and license revenue from our research arrangement with Bayer for the three months ended March 31, 2019 and 2018, respectively. The decrease is due to the transition of the clinical development to Bayer as part of the research arrangement.

The increase in product sales of $2.6 million for the three months ended March 31, 2019 compared to the same period in 2018 is primarily due to the approval of Mepsevii in November 2017 resulting in an increase in sales in the U.S. and increase in sales of certain products under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2019	2018	Change	Change
Cost of sales	$452	$225	$227	101%

We recognized an increase of $0.2 million in cost of sales related to our approved products for the three months ended March 31, 2019, compared to the same period in 2018. The cost of sales includes a reserve for excess inventory of none and $0.2 million, for the three months ended March 31, 2019 and 2018, respectively. Prior to the approval of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period, we expect that cost of sales for the three months ended March 31, 2019 and 2018 would have been approximately $0.7 million and $0.4 million, respectively, for our commercial product sales, which includes a reserve for excess inventory of none and $0.2 million, respectively. We expect inventory to increase as we produce Mepsevii at costs that reflect the full costs of manufacturing similar biologic products. Similarly, we expect cost of sales to increase in relation to product revenues as we deplete inventories that we had expensed prior to receiving FDA approval.

Research and Development Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2019	2018	Change	Change
Crysvita	$10,321	$11,223	$(902)	-8%
Mepsevii	5,458	6,333	(875)	-14%
UX007	12,368	11,943	425	4%
DTX301	12,127	3,426	8,701	254%
DTX401	8,812	5,958	2,854	48%
DTX201	780	9,960	(9,180)	-92%
Translational Research	9,890	7,519	2,371	32%
Other research costs	18,349	19,142	(793)	-4%
Total research and development expenses	$78,105	$75,504	$2,601	3%

Research and development expenses increased $2.6 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase in research and development expenses is primarily due to:

•

for Crysvita, a decrease of $0.9 million for the three months ended March 31, 2019 primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities, net of KHK reimbursement;

•	for Mepsevii, a decrease of $0.9 million for the three months ended March 31, 2019, primarily related to reduced clinical trial activity with the progressive completion of our extension studies;
•

for UX007, an increase of $0.4 million for the three months ended March 31, 2019, primarily related to increased filing preparation expense for the FAOD program net of reduced clinical trial expense for the wind down of the Glut 1 program and reduced manufacturing expense due to the timing of drug substance campaigns;

•	for DTX301, an increase of $8.7 million for the three months ended March 31, 2019, primarily related to increases in manufacturing and quality activities in support of our clinical studies;
•

for DTX401, an increase of $2.9 million for the three months ended March 31, 2019, related to clinical manufacturing expense process development expense, and the progressive enrollment of our Phase 1/2 clinical study;

•

for DTX201, a decrease of $9.2 million for the three months ended March 31, 2019, primarily related to the completion of clinical manufacturing and regulatory support activities for our Bayer collaboration agreement and the corresponding period decrease in intangible asset amortization

•	for translational research, an increase of $2.4 million for the three months ended March 31, 2019, primarily related to research, process development, and manufacturing activities;
•

for other research and development costs, a decrease of $0.8 million for the three months ended March 31, 2019, primarily due to reduced operating expense for terminated programs net of increases in general operating and overhead expenses in support of our clinical and research program pipeline.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2019	2018	Change	Change
Selling, general and administrative	$38,829	$31,435	$7,394	24%

Selling, general and administrative expenses increased $7.4 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase in selling, general and administrative expenses was primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, stock-based compensation, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to increase to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2019	2018	Change	Change
Interest income	$3,086	$1,737	$1,349	78%

Interest income increased $1.3 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to an increase in the balance of our invested funds and due to an increase in yields on our investment portfolio.

Gain from Sale of Priority Review Voucher (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2019	2018	Change	Change
Gain from sale of priority review voucher	$—	$130,000	$(130,000)	-100%

The gain from the sale of the Priority Review Voucher, or PRV, of $130.0 million for the three months ended March 31, 2018 was due to the completion of the sale of the PRV we received from the FDA in connection with the approval of Mepsevii.

Other Expense (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2019	2018	Change	Change
Other expense	$(412)	$(4,958)	$4,546	-92%

Other expense decreased $4.5 million for the three months ended March 31, 2019, compared to the same period in 2018. The expense recognized during the three months ended March 31, 2018 was primarily due to the recognition of cumulative foreign currency translation losses related to the substantial liquidation of subsidiaries with a functional currency other than the U.S. Dollar, which did not recur in 2019. The recognized foreign currency losses from the three months ended March 31, 2018 were substantially offset by the reclassification adjustment reported as a component of other comprehensive income (loss).

Provision for Income Taxes (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2019	2018	Change	Change
Provision for income taxes	$(216)	$(39)	$(177)	454%

The provision for incomes taxes increased $0.2 million for the three months ended March 31, 2019, compared to the same period in 2018. This was primarily due to the increase in commercialization activities in Europe and Latin America.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities.

As of March 31, 2019, we had $715.3 million in available cash, cash equivalents, and investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents and investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

During the three months ended March 31, 2019, the proceeds from our at-the-market, or ATM, offering were approximately $19.3 million after commissions and other offering costs. As of March 31, 2019, $26.3 million remained to be sold under our ATM facility. In February 2019, we completed an underwritten public offering in which we sold 5,833,333 shares of common stock and received net proceeds of approximately $330.4 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(95,775)	$(89,478)
Cash used in investing activities	(101,193)	(71,028)
Cash provided by financing activities	353,617	286,419
Effect of exchange rate changes on cash	(198)	249
Net increase in cash, cash equivalents and restricted cash	$156,451	$126,162

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

Cash used in operating activities for the three months ended March 31, 2019 was $95.8 million and reflected a net loss of $96.8 million and $0.8 million for the amortization of the discount paid on purchased investments, offset by non-cash charges of $20.2 million for stock-based compensation, $2.1 million for depreciation and amortization of intangible asset acquired, and $0.6 million of non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $2.9 million decrease due to an increase in accounts receivable due to the commercialization of Mepsevii and Crysvita, a $3.6 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, a decrease of $2.4 million due to an increase in prepaid expenses and other current assets primarily due to an increase in amounts due from a collaboration partner, a $6.9 million decrease due to the addition of the right-of-use assets net of amortization during the period, a $0.2 million decrease in accounts payable primarily due to the timing of payments and receipt of invoices, and a $12.9 million decrease in accrued expenses and other liabilities primarily due to a decrease in accrued bonus due to the payout of the 2018 annual bonus, the derecognition of deferred rent obligations for the new lease accounting guidance, and accrued expenses due to the timing of the receipt of invoices, offset by an increase of $0.9 million in other assets and a $6.8 million increase due to the addition of lease liabilities net of amortization during the period.

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

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was $101.2 million and related to purchases of investments of $260.7 million and purchases of property and equipment of $3.1 million, offset by proceeds from maturities of investments of $140.0 million and the sale of investments of $22.6 million.

Cash used in investing activities for the three months ended March 31, 2018 was $71.0 million and related to purchases of investments of $260.8 million and purchases of property and equipment of $0.5 million, offset by proceeds from the sale of PRV of $130.0 million, and proceeds from maturities of investments of $60.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $353.6 million and was comprised of $330.4 million from the sale of common stock in our underwritten public offering, $19.3 million from the sale of common stock in our ATM offering, and $3.9 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities for the three months ended March 31, 2018 was $286.4 million and was comprised of $271.0 million from the sale of common stock in our underwritten public offering $11.8 million from the sale of common stock in our ATM offering, and $3.6 million in net proceeds from the issuance of common stock pursuant to equity awards.

Funding Requirements

We anticipate, excluding non-recurring items, that we will continue to generate annual losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. Due to certain non-recurring or infrequent items like the sale of priority review vouchers, we may have lower levels of losses in the near term in quarterly periods that may not be indicative of future periods or trends. We will likely require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, and to continue investing in early-stage research capabilities to promote our pipeline growth and to further develop our general infrastructure, including building our own Good Manufacturing Practices (GMP) gene therapy manufacturing facility, and such funding may not be available to us on acceptable terms or at all.

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

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at March 31, 2019 (in thousands):

	Payments due by period*
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$8,927	$16,119	$14,474	$11,776	$51,296
Manufacturing and services contracts	4,265	957	—	—	5,222
Total	$13,192	$17,076	$14,474	$11,776	$56,518
* Includes additional lease payments under the new lease and lease amendments entered into in April 2019

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The above table excludes such obligations as the amount and timing of such obligations are unknown or uncertain.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2019, we had cash, cash equivalents, and investments totaling $715.3 million which includes bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the three months ended March 31, 2019, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2019. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of March 31, 2019, our available cash, cash equivalents, and investments were $715.3 million. We expect we may need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

We expect our future manufacturing strategy to involve the use of one or more CMOs as well as our own capabilities and infrastructure, including at our Woburn, MA facility or new facilities we may develop. We expect that development of our own process development facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. Additionally, given that cGMP gene therapy manufacturing is a nascent industry, there are a small number of CMOs with the experience necessary to manufacture our gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Further, these developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. If the United Kingdom and the EU are unable to negotiate and obtain the necessary government approvals for acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European economic area overall could be diminished or eliminated. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replicate or replace. We are taking certain precautionary measures with respect to Brexit and its impact to the EU, and will continue to monitor the situation. If the United Kingdom were to significantly alter its regulations affecting the biotechnology or pharmaceutical industries, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the U.K. and EU biotech market.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (“IPR&D”) and an acquired contract asset. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of March 31, 2019.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2019, 2,725,351 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2019, 2,789,082 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1§	First Amendment to Option and License Agreement entered into March 18, 2019 between REGENXBIO Inc. and Ultragenyx Pharmaceutical Inc. (as assignee of Dimension Therapeutics, Inc.)				X
10.2§	Amendment No. 6 to Collaboration and License Agreement, effective as of February 1, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.				X
10.3§	Amendment No. 7 to Collaboration and License Agreement, entered into as of December 5, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.				X
10.4	Form of Performance Stock Unit Agreement (2019)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#Indicates management contract or compensatory plan.

§Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 6, 2019	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2019	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2019	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Vice President and Corporate Controller (Principal Accounting Officer)