Form 10-Q
period 2019-06-30
Ultragenyx Pharmaceutical Inc.
filed 2019-08-02
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, the registrant had 57,691,957 shares of common stock issued and outstanding.

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

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the Quarterly Report) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$131,337	$113,432
Short-term investments	486,949	346,274
Accounts receivable	20,901	12,740
Inventory	13,632	7,065
Prepaid expenses and other current assets	46,612	42,858
Total current assets	699,431	522,369
Property and equipment, net	25,317	20,046
Investment in Arcturus equity securities	24,167	—
Intangible assets, net	129,069	129,223
Goodwill	44,406	44,406
Right-of-use assets	33,356	—
Other assets	3,181	3,514
Total assets	$958,927	$719,558

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,743	$12,275
Accrued liabilities	59,264	62,450
Short-term lease liabilities	6,999	—
Total current liabilities	75,006	74,725
Deferred tax liabilities	31,166	31,166
Long-term lease liabilities	32,968	—
Other liabilities	—	4,759
Total liabilities	139,140	110,650
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock — 250,000,000 shares authorized; 57,665,375 and 50,860,588 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	58	51
Additional paid-in capital	2,045,685	1,639,773
Accumulated other comprehensive income (loss)	255	(633)
Accumulated deficit	(1,226,211)	(1,030,283)
Total stockholders’ equity	819,787	608,908
Total liabilities and stockholders’ equity	$958,927	$719,558

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Collaboration and license	$19,247	$10,519	$33,485	$19,881
Product sales	4,902	2,275	8,836	3,590
Total revenues	24,149	12,794	42,321	23,471
Operating expenses:
Cost of sales	766	141	1,218	366
Research and development	96,045	76,835	174,150	152,339
Selling, general and administrative	39,812	30,718	78,641	62,153
Total operating expenses	136,623	107,694	254,009	214,858
Loss from operations	(112,474)	(94,900)	(211,688)	(191,387)
Interest income	4,063	2,448	7,149	4,185
Gain from sale of priority review vouchers	—	40,322	—	170,322
Change in fair value of investment in Arcturus equity securities	9,828	—	9,828	—
Other expense	(376)	(496)	(788)	(5,454)
Loss before income taxes	(98,959)	(52,626)	(195,499)	(22,334)
Provision for income taxes	(213)	(102)	(429)	(141)
Net loss	$(99,172)	$(52,728)	$(195,928)	$(22,475)
Net loss per share, basic and diluted	$(1.72)	$(1.06)	$(3.54)	$(0.46)
Shares used in computing net loss per share, basic and diluted	57,519,308	49,819,528	55,376,336	49,046,838

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(99,172)	$(52,728)	$(195,928)	$(22,475)
Other comprehensive income (loss):
Foreign currency translation adjustments	26	225	155	(64)
Transfer of cumulative translation adjustment for the substantial liquidation of foreign subsidiaries	—	—	—	5,272
Unrealized gain (loss) on available-for-sale securities	377	67	733	(182)
Other comprehensive income:	403	292	888	5,026
Total comprehensive loss	$(98,769)	$(52,436)	$(195,040)	$(17,449)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2019	57,303,888	$57	$2,013,859	$(148)	$(1,127,039)	$886,729
Issuance of common stock in connection with at-the-market offering, net of issuance costs	88,978	—	5,523	—	—	5,523
Employee stock-based compensation	—	—	22,490	—	—	22,490
Issuance of common stock under equity plan awards, net of tax	272,509	1	3,813	—	—	3,814
Other comprehensive income	—	—	—	403	—	403
Net loss	—	—	—	—	(99,172)	(99,172)
Balance as of June 30, 2019	57,665,375	$58	$2,045,685	$255	$(1,226,211)	$819,787

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,860,588	$51	$1,639,773	$(633)	$(1,030,283)	$608,908
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,833,333	6	330,409	—	—	330,415
Issuance of common stock in connection with at-the-market offering, net of issuance costs	468,685	—	24,828	—	—	24,828
Employee stock-based compensation	—	—	42,960	—	—	42,960
Issuance of common stock under equity plan awards, net of tax	502,769	1	7,715	—	—	7,716
Other comprehensive income	—	—	—	888	—	888
Net loss	—	—	—	—	(195,928)	(195,928)
Balance as of June 30, 2019	57,665,375	$58	$2,045,685	$255	$(1,226,211)	$819,787

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2018	49,665,203	$50	$1,526,972	$(946)	$(802,419)	$723,657
Employee stock-based compensation	—	—	19,563	—	—	19,563
Issuance of common stock under equity plan awards, net of tax	450,853	—	13,187	—	—	13,187
Other comprehensive income	—	—	—	292	—	292
Net loss	—	—	—	—	(52,728)	(52,728)
Balance as of June 30, 2018	50,116,056	$50	$1,559,722	$(654)	$(855,147)	$703,971

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	44,167,071	$44	$1,221,762	$(5,680)	$(832,672)	$383,454
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,043,860	5	270,964	—	—	270,969
Issuance of common stock in connection with at-the-market offering, net of issuance costs	240,417	1	11,807	—	—	11,808
Employee stock-based compensation	—	—	38,360	—	—	38,360
Issuance of common stock under equity plan awards, net of tax	664,708	—	16,829	—	—	16,829
Other comprehensive income	—	—	—	5,026	—	5,026
Net loss	—	—	—	—	(22,475)	(22,475)
Balance as of June 30, 2018	50,116,056	$50	$1,559,722	$(654)	$(855,147)	$703,971

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(195,928)	$(22,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,428	38,360
Amortization of discount on investment securities, net	(2,960)	(913)
Depreciation and amortization	4,225	12,240
Foreign currency remeasurement loss	567	5,846
Change in fair value of investment in Arcturus equity securities	(9,828)	—
Gain from sale of priority review vouchers	—	(170,322)
Other	(132)	(145)
Changes in operating assets and liabilities:
Accounts receivable	(8,161)	(12,253)
Inventory	(6,040)	(2,585)
Prepaid expenses and other current assets	(4,265)	(7,544)
Right-of-use assets	(17,200)	—
Other assets	1,010	(102)
Accounts payable	(3,644)	1,376
Lease liabilities	18,522	—
Accrued liabilities and other liabilities	(3,432)	(7,039)
Net cash used in operating activities	(184,838)	(165,556)
Investing activities:
Purchase of property and equipment	(8,299)	(1,852)
Purchase of investments	(461,088)	(408,683)
Purchase of investment in Arcturus equity securities	(14,339)	—
Proceeds from the sale of investments	22,600	4,954
Proceeds from maturities of investments	301,507	112,162
Proceeds from sale of priority review vouchers	—	170,322
Net cash used in investing activities	(159,619)	(123,097)
Financing activities:
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	330,415	270,969
Proceeds from the issuance of common stock in connection with at-the-market offering, net	24,828	11,789
Proceeds from the issuance of common stock from equity plan awards, net of tax	7,716	16,829
Net cash provided by financing activities	362,959	299,587
Effect of exchange rate changes on cash	(30)	(647)
Net increase in cash, cash equivalents and restricted cash	18,472	10,287
Cash, cash equivalents and restricted cash at beginning of period	115,525	103,041
Cash, cash equivalents and restricted cash at end of period	$133,997	$113,328

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$21,515	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company has two approved therapies. Crysvita® (burosumab) is approved in the United States by the U.S. Food and Drug Administration (FDA) and in Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and has received European conditional marketing authorization for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. The Company has also received FDA approval for Mepsevii™ (vestronidase alfa), the first medicine approved for the treatment of children and adults with mucopolysaccharidosis VII (MPS VII), also known as Sly syndrome. In the European Union, Mepsevii is approved under exceptional circumstances for patients of all ages for the treatment of non-neurological manifestations of MPS VII. In Brazil, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes the need to raise additional capital to fully implement its business plan. Through June 30, 2019, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

The Company intends to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 19, 2019 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for the Company’s obligations under its facility leases. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$131,337	$110,854
Restricted cash included in prepaid expenses and other current assets	161	652
Restricted cash included in other assets	2,499	1,822
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$133,997	$113,328

Investment in Equity Securities

In June 2019, the Company entered into an amendment to the Research Collaboration and License Agreement and an Equity Purchase Agreement with Arcturus Therapeutics Holdings Inc. (“Arcturus”). Pursuant to the Equity Purchase Agreement, the Company purchased 2,400,000 shares of common stock, or approximately 18.2% of Arcturus’s outstanding shares of common stock as of the closing date of the transaction and received an option to purchase an additional 600,000 shares of common stock. The investment was accounted for using the equity method of accounting as it was determined that the Company has significant influence over, but does not control the significant activities of Arcturus. The Company elected to apply the fair value option to account for the equity investment in Arcturus. The decision to elect the fair value option is irrevocable and is determined on an instrument by instrument basis. The option to purchase additional stock was accounted for at fair value using Black-Scholes option pricing method. The changes in fair value of the equity investment and option to purchase additional stock are included in the Condensed Consolidated Statements of Operations. See “Note 6. License and Research Agreements” for additional details on the Arcturus transaction.

Revenue Recognition

Collaboration and license revenue

The Company has certain license and collaboration agreements that are within the scope of Accounting Standards Codification (ASC) 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the consolidated statement of operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

The terms of the Company’s collaboration agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC 606, Revenue from Contracts with Customers (ASC 606), to determine the distinct performance obligations. The Company analogizes to ASC 606 for the accounting for distinct performance obligations for which there is a customer relationship. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

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

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective method. The results for the three and six months ended June 30, 2019 are presented under ASC 842. The results for the three and six months ended June 30, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

The Company determines if an arrangement includes a lease at inception. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. The Company applies a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. The Company recognizes the options to extend the lease as part of the right-of-use assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, Topic 840.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$92,414	$—	$—	$92,414
Time deposits	—	10,000	—	10,000
Corporate bonds	—	58,742	—	58,742
Commercial paper	—	132,947	—	132,947
Asset-backed securities	—	40,901	—	40,901
U.S. Government Treasury and agency securities	112,200	157,135	—	269,335
Investment in Arcturus equity securities	22,656	—	1,511	24,167
Total	$227,270	$399,725	$1,511	$628,506

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$72,999	$—	$—	$72,999
Time deposits	—	10,000	—	10,000
Corporate bonds	—	179,926	—	179,926
Commercial paper	—	50,198	—	50,198
Asset-backed securities	—	22,587	—	22,587
U.S. Government Treasury and agency securities	—	99,034	—	99,034
Total	$72,999	$361,745	$—	$434,744

The Company determines the fair value of the Arcturus common stock by using the quoted market price on June 30, 2019, which is a Level 1 fair value measurement. The change in fair value of the Arcturus common stock for the three and six months ended June 30, 2019 was $8.8 million, which was recognized in the Condensed Consolidated Statements of Operations.

The fair value of the option to purchase additional shares of Arcturus common stock was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the fair value of the option is considered a Level 3 financial asset. The Company measures the Level 3 financial asset by applying the Black-Scholes option pricing method and utilizes the following inputs: stock price, strike price, volatility, risk free interest rate, and expected term. The expected term is the Company’s estimated period to purchase additional stock. The change in fair value of the option to purchase additional Arcturus common stock for the three and six months ended June 30, 2019 was $1.0 million, which was recognized in the Condensed Consolidated Statements of Operations.

See “Note 6. License and Research Agreement” for additional details on the Arcturus transaction.

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and short-term investments classified as available-for-sale securities consisted of the following (in thousands):

	June 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$92,414	$—	$—	$92,414
Time deposits	10,000	—	—	10,000
Corporate bonds	58,692	50	—	58,742
Commercial paper	132,947	—	—	132,947
Asset-backed securities	40,834	67	—	40,901
U.S. Government Treasury and agency securities	269,023	312	—	269,335
Total	$603,910	$429	$—	$604,339

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$72,999	$—	$—	$72,999
Time deposits	10,000	—	—	10,000
Corporate bonds	180,167	—	(241)	179,926
Commercial paper	50,198	—	—	50,198
Asset-backed securities	22,597	—	(10)	22,587
U.S. Government Treasury and agency securities	99,087	2	(55)	99,034
Total	$435,048	$2	$(306)	$434,744

At June 30, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no material realized gains or losses on available-for-sale securities for the periods presented.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Work-in-progress	$11,064	$5,384
Finished goods	2,568	1,681
Total inventory	$13,632	$7,065

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Research, clinical study, and manufacturing expenses	$18,932	$16,912
Payroll and related expenses	28,998	36,443
Other	11,334	9,095
Total accrued liabilities	$59,264	$62,450

5.	Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration and license revenue:
KKC (Crysvita)	$19,179	$1,577	$33,133	$1,592
Bayer	68	8,942	352	18,289
Total collaboration and license revenue	19,247	10,519	33,485	19,881
Product sales:
Crysvita	1,006	26	1,594	26
Mepsevii	3,240	2,007	5,913	3,126
UX007	656	242	1,329	438
Total product sales	4,902	2,275	8,836	3,590
Total revenues	$24,149	$12,794	$42,321	$23,471

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$20,163	$11,838	$34,618	$21,852
Europe	2,821	930	5,732	1,593
All other	1,165	26	1,971	26
Total revenues	$24,149	$12,794	$42,321	$23,471

The following table presents changes in the contract assets (liabilities) (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance of contract assets (liabilities) at beginning of period	$2,979	$(5,986)
Additions	352	18,877
Deductions	(3,386)	(14,135)
Balance of contract liabilities at end of period	$(55)	$(1,244)

The Company’s largest accounts receivable balance accounted for 92% and 88% of the total accounts receivable balance as of June 30, 2019 and December 31, 2018, respectively, and was due from a collaboration partner.
6.	License and Research Agreements

Kyowa Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd. (KKC or formerly Kyowa Hakko Kirin Co., Ltd. or KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KKC will collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the United States and Canada, or the profit share territory, and in the European Union and Switzerland, or the European territory, and the Company will have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KKC, the Company will be the lead party for development activities in the profit share territory and in the European territory until the applicable transition dates; the Company will also be the lead party for core development activities conducted in Japan and Korea, for which the core development plan is limited to clinical trials mutually agreed to by the Company and KKC. The Company will share the costs for development activities in the profit share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KKC, and KKC shall be responsible for 100% of the costs for development activities in Japan and Korea. On the applicable transition dates in the profit share territory and the European territory, KKC will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the European Union in February 2018 and was approved by the FDA in April 2018.

The collaboration and license agreements are within the scope of ASC 808, which provides guidance on the presentation and disclosure of collaborative arrangements.

Collaboration revenue related to sales in profit share territory

The Company and KKC share commercial responsibilities and profits in the profit share territory until the applicable transition date. Under the collaboration agreement, KKC will manufacture and supply Crysvita for commercial use in the profit share territory. The remaining profit or loss after supply costs from commercializing products in the profit-share territory, until the applicable transition date, are shared between the Company and KKC on a 50/50 basis. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range.

The Company is considered the agent in the profit share territory as KKC controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. The Company recognizes a pro-rata share of collaboration revenue, net of supply costs, in the period the sale occurs. The Company concluded that its portion of KKC’s sales in the profit share territory is analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty.

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. The Company receives a royalty of up to 10% on net sales in the European territory, which is recognized as the underlying sales occur.

The Company’s share of collaboration revenue related to Crysvita was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Company's share of collaboration revenue in profit share territory	$17,248	$1,065	$29,187	$1,065
Royalty revenue in European territory	1,931	512	3,946	527
Total	$19,179	$1,577	$33,133	$1,592

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in the arrangement as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. For the three and six months ended June 30, 2019, the Company recorded product sales of $1.0 million and $1.6 million, respectively, net of estimated product returns and other deductions. The Company recorded a nominal amount of product sales for the three and six months ended June 30, 2018.

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in the above territories. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

One of the wholly-owned subsidiaries of KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

Cost sharing payments

Under the collaboration agreement, KKC and the Company shares certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$5,895	$9,420	$12,994	$17,656
Selling, general and administrative	5,163	4,068	10,376	7,850
Total	$11,058	$13,488	$23,370	$25,506

Collaboration receivable

The Company had accounts receivable from KKC in the amount of $19.3 million and $11.2 million, from profit share revenue and royalties, and other receivables recorded in prepaid and other current assets of $13.8 million and $11.1 million from commercial and development activity reimbursements, as of June 30, 2019 and December 31, 2018, respectively.

Bayer HealthCare LLC

The Company has an agreement with Bayer Healthcare LLC (Bayer) to research, develop and commercialize AAV gene therapy products for treatment of hemophilia A (DTX 201). Under this agreement, Bayer has been granted an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. The agreement requires that Bayer use commercially reasonable efforts to conduct and fund a proof-of-concept (POC) clinical trial and any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product.

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

As of the acquisition date of Dimension Therapeutics, Inc. on November 7, 2017, the Company valued the Bayer contract under ASC 805, Business Combinations, and recorded an intangible asset of $13.5 million. The intangible asset is being amortized to research and development expense over the research term which is expected to be complete in 2019. The Company recorded research and development expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and $4.4 million and $8.8 million for the three and six months ended June 30, 2018, respectively, for the amortization of the intangible asset.

The Company evaluated the agreement under ASC 606 and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement include (i) research and development services to be provided over the research term, (ii) a development and commercialization license, and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services and recorded $0.1 million and $0.4 million as collaboration and license revenue for the three and six months ended June 30, 2019, respectively, and $9.0 million and $18.3 million for the three and six months ended June 30, 2018, respectively, by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The performance obligation under the contract is expected to be substantially complete by end of 2019. As of June 30, 2019 and December 31, 2018, the Company had a $0.1 million contract liability and a $3.0 million contract asset, respectively.

Arcturus

The Company has a Research Collaboration and License Agreement with Arcturus to research and develop therapies for select rare diseases. Pursuant to the agreement, the Company incurred $0.4 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2018, respectively, in research and development expense for the funding of certain research services received from Arcturus. As of June 30, 2019 and December 31, 2018, the Company has a balance of none and $0.5 million, respectively, in prepaid expenses and other current assets, and a balance of none and $0.4 million, respectively, in accrued liabilities related to Arcturus.

In June 2019, the Company entered into an Equity Purchase Agreement and an amendment to the Research Collaboration and License Agreement to expand the field of use and increase the number of disease targets to include mRNA, DNA and siRNA therapeutics for up to 12 rare diseases. Pursuant to the agreements, the Company paid $6.0 million in cash upfront to Arcturus and purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share, resulting in a total of $30.0 million of consideration paid at the close of the transaction. As a result, the Company received expanded license rights; the Arcturus common stock; an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share, which may be exercised up to two years after the agreement effective date, with certain restrictions; in addition to other changes as noted in the agreement. The period for the Company to exercise its option to purchase the additional stock may also be extended under certain circumstances as specified in the Equity Purchase Agreement. The Company is restricted from selling the 2,400,000 shares of common stock for a period of two years from the purchase date. The additional stock, if purchased, are also restricted from sale for a period of time as specified in the agreement. The Company also received the right to nominate one member to the Arcturus Board of Directors as well as one Board observer. Under the amended license agreement, certain early-stage milestone payments are reduced and the total potential milestone payments are increased due to the expanded number of targets. Arcturus is also entitled to reimbursement of related research expenses and royalties on commercial sales.

Immediately after the purchase, the Company held 18.2% of Arcturus’ outstanding common stock, based on Arcturus’ outstanding common stock balance as of the transaction date. The Company recorded the common stock investment at $13.9 million on the transaction date, which was based on the quoted market price on the closing date. As a result of the equity ownership and the right to nominate a board member, it was determined that the Company has significant influence over Arcturus. The Company elected to apply the fair value option to account for the equity investment in Arcturus. The Company also accounts for the option to purchase additional shares of Arcturus common stock at fair value, which was recorded at $0.5 million on the transaction date based on the Black-Scholes option pricing method. The remaining $15.6 million of the total $30.0 million paid as consideration was attributed to the additional license rights obtained and was recorded as in-process research and development expense.

For the three and six months ended June 30, 2019, the Company recorded an increase in the fair value of Arcturus common stock of $8.8 million and an increase in fair value of the option to purchase additional shares of Arcturus common stock of $1.0 million in its Condensed Consolidated Statement of Operations. As of June 30, 2019, the fair value of the Company’s investment in

Arcturus common stock was $22.7 million based on the quoted market price on that date and the fair value of the Company’s option to purchase additional shares of Arcturus common stock was $1.5 million based on the Black-Scholes option pricing method.

7.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of June 30, 2019, there were 2,582,049 shares reserved under the 2014 Plan for the future issuance of equity awards and 2,740,058 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$51	$—	$85	$—
Research and development	12,032	11,644	23,262	22,891
Selling, general and administrative	10,124	7,919	19,081	15,469
Total stock-based compensation expense	$22,207	$19,563	$42,428	$38,360

8.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock and restricted stock units	8,220,733	7,735,231	7,825,615	7,479,526
Employee stock purchase plan	7,857	9,369	3,950	4,710
Common stock warrants	149,700	149,700	149,700	149,700
	8,378,290	7,894,300	7,979,265	7,633,936

9.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through with Cowen as its sales agent. During the three and six months ended June 30, 2019, the Company sold 88,978 and 468,685 shares of common stock, respectively, resulting in net proceeds of approximately $5.5 million and $24.8 million, respectively, after commissions and other offering costs. During the three and six months ended June 30, 2018, the Company sold 240,417 shares of common stock, resulting in net proceeds of approximately $11.8 million after commissions and other offering costs.

In February 2019, the Company completed an underwritten public offering in which 5,833,333 shares of common stock were sold, which included 760,869 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $60.00 per share. The total proceeds that the Company received from the offering were approximately $330.4 million, net of underwriting discounts and commissions.

10.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Foreign currency translation adjustments	$(174)	$(329)
Unrealized gain (loss) on securities available-for-sale	429	(304)
Total accumulated other comprehensive income (loss)	$255	$(633)

11.	Leases

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

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$2,373	$4,330
Variable lease expense	669	1,321
Total lease expense	$3,042	$5,651

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 was $2.2 million and $4.2 million, respectively, and was included in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

Year Ending December 31,	Leases
2019 (remaining)	$4,724
2020	9,639
2021	7,561
2022	7,433
2023	7,541
Thereafter	13,153
Total future lease payments	50,051
Less: Amount representing interest	(10,084)
Present value of future lease payments	$39,967
Less: Short-term lease liabilities	(6,999)
Long-term lease liabilities	$32,968

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As of June 30, 2019, the weighted-average remaining lease term was 5.98 years and the weighted-average discount rate used to determine the lease liability was 7.5%.

12.	Gain from Sale of Priority Review Vouchers

In January 2018, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher (PRV) it received in connection with the approval of Mepsevii for $130.0 million. In June 2018, the Company also completed the sale of the PRV it received in connection with the approval of Crysvita for $80.6 million, net, which was shared equally with KKC. As the PRVs did not have a carrying value, the gain recognized was equal to the net proceeds received. The Company recorded its portion of the net proceeds in other income of $40.3 million and $170.3 million for the three and six months ended June 30, 2018, respectively, as a gain from the sale of the PRVs.

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

Overview

Ultragenyx Pharmaceutical Inc. (we or the Company) is a biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are no currently approved therapies. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of three product categories: biologics, small molecules, and gene therapy product candidates.

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii® (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, developed for the treatment of X-linked hypophosphatemia, or XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. Crysvita is approved in the United States and Canada for the treatment of XLH in adult and pediatric patients one year of age and older. In the European Union, or EU, Crysvita is conditionally approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. A filing to expand the label to include adults with XLH is also planned in the EU. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin International, or Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally. A regulatory submission to expand the label to include adults with XLH is also planned by our partner, Kyowa Kirin, in the EU.

Crysvita is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

•

Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. Mepsevii is approved in the United States for the treatment of children and adults with MPS VII. In the EU, Mepsevii is approved under exceptional circumstances for the treatment of non-neurological manifestations of MPS VII for patients of all ages. In Brazil, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

Our small molecule pipeline includes UX007, which is in clinical development for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied for the treatment of LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. We have submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the treatment of LC-FAOD. We are also continuing discussions with EU regulatory authorities.

Our gene therapy pipeline includes DTX301 and DTX401 in clinical development for the treatment of two diseases:

•

DTX301 is an adeno-associated virus 8, or AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We have reported positive data from the first and second dose cohorts of the Phase 1/2 study, with two responders maintaining normalized rates of ureagenesis through 52 weeks and 78 weeks.

•

DTX401 is an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease. We have reported positive data from the first dose cohort of the Phase 1/2 study, with all three patients showing a clinical response with improvements in glucose control reflected by prolonged time to hypoglycemia during a controlled fasting challenge at 24 weeks.
•	We expect to provide an update on the third dose cohort of the DTX301 study and the second dose cohort of the DTX401 study in the third quarter of 2019.

The following table summarizes our approved products and clinical product candidate pipeline:

Recent program updates

Clinical Product Candidates

UX007 for the treatment of Long Chain Fatty-Acid Oxidation Disorders, or LC-FAOD

In August 2019, we announced that we submitted an NDA for UX007 for the treatment of LC-FAOD. The submission includes data from a company-sponsored Phase 2 study of UX007 in 29 patients, data from a long-term safety and efficacy extension study in 75 patients including 20 patients previously naïve to UX007, a retrospective medical record review of 20 original compassionate use patients, data from 67 patients treated through expanded access, and a randomized controlled investigator-sponsored study of 32 patients showing an effect on cardiac function. We expect to hear back from FDA regarding submission acceptance within 60 days of the NDA submission.

In April 2019, we announced that the FDA has granted Fast Track designation and Rare Pediatric Disease designation to UX007 for the treatment of LC-FAOD. Fast Track designation enables eligibility for Priority Review, if relevant criteria are met.

Preclinical program updates

Expansion of Research Collaboration and License Agreement with Arcturus Therapeutics Holdings Inc.

In June 2019, we announced the expansion of our research and collaboration arrangement with Arcturus Therapeutics Holdings Inc., or Arcturus, to discover and develop mRNA, DNA and siRNA therapeutics for up to 12 rare disease targets pursuant to the terms of an amendment to the Research Collaboration and License Agreement, or License Agreement, and Equity Purchase Agreement. In connection with the amendment to the License Agreement, we made a $6.0 million cash upfront payment to Arcturus and also purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share. We have an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share. Arcturus is entitled to preclinical, clinical, regulatory, and sales milestone payments for each product developed under the collaboration. Under the amended license agreement, certain early-stage milestone payments are reduced and the total potential milestone payments are increased due to the expanded number of targets. Arcturus is also entitled to reimbursement of related research expenses and royalties on commercial sales. The original collaboration and license agreement between the Company and Arcturus was signed in October 2015. The two parties have been working together to develop mRNA therapeutic candidates for certain rare disease targets. The first disclosed indication under the collaboration is Glycogen Storage Disease Type III, and an Investigational New Drug, or IND, application for this mRNA therapeutic program, UX053, is expected to be filed in 2020.

Other Developments

In June 2019, we promoted Erik Harris to Executive Vice President and Chief Commercial Officer, responsible for all commercial operations in North America, Europe, and Latin America. Mr. Harris joined Ultragenyx in 2017 as Senior Vice President, Head of North American Commercial Operations.

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

We have incurred net losses in each year since inception. Our net loss was $99.2 million and $195.9 million for the three and six months ended June 30, 2019 and our net loss was $52.7 million and $22.5 million for the three and six months ended June 30, 2018, respectively. Net loss for the three and six months ended June 30, 2018 included the gain from the sale of priority review vouchers, or PRVs, of $40.3 million and $170.3 million, respectively, received from the FDA in connection with the approval of Mepsevii and Crysvita. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

We record revenue from our collaboration and license agreements and from the sale of our two approved products – Crysvita and Mepsevii. In addition, we also record sales of certain products on a “named patient” basis, which are allowed in certain countries prior to regulatory approval. For the three and six months ended June 30, 2019, we recorded $19.2 million and $33.1 million, respectively, and for the three and six months ended June 30, 2018, we recorded $1.6 million in collaboration and license revenue for Crysvita sales. For the three and six months ended June 30, 2019, we recorded $0.1 million and $0.4 million, respectively, and for the three and six months ended June 30, 2018, we recorded $8.9 million and $18.3 million, respectively, for providing certain research and development services under our collaboration and license arrangement with Bayer Healthcare LLC, or Bayer. For the three and six months ended June 30, 2019, we recorded $4.9 million and $8.8 million, respectively, and for the three and six months ended June 30, 2018, we recorded $2.3 million and $3.6 million, respectively, in product sales from our approved products and named patient sales in certain countries.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies, except as noted below with respect to our investment in equity securities, during the six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Investment in Equity Securities

Our investment in equity securities in Arcturus is accounted for using the equity method of accounting as we have determined that we have significant influence over, but do not control the significant activities of Arcturus. We have elected to apply the fair value option to account for the equity investments in Arcturus at the time the securities were purchased and such securities will continue to be adjusted to fair value at each reporting period. The decision to elect the fair value option is irrevocable and is determined on an instrument by instrument basis. The investment in common stock is accounted for at fair value based upon the current then current stock price. The option to purchase additional stock is accounted for at fair value using Black-Scholes option pricing method and utilizes the following inputs: stock price, strike price, volatility, risk free interest rate, and expected term. The expected term is the Company’s estimated period to purchase additional stock. The sensitivity of these inputs to the fair value of the equity security is assessed on a periodic basis. The changes in fair value of the equity investment and option to purchase additional stock is included in the Condensed Consolidated Statements of Operations.

Results of Operations

Comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Collaboration and license revenue:
KKC (Crysvita)	$19,179	$1,577	$17,602	*
Bayer	68	8,942	(8,874)	-99%
Total collaboration and license revenue	19,247	10,519	8,728	83%
Product sales:
Crysvita	1,006	26	980	*
Mepsevii	3,240	2,007	1,233	61%
UX007	656	242	414	171%
Total product sales	4,902	2,275	2,627	115%
Total revenues	$24,149	$12,794	$11,355	89%
* not meaningful

	Six Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Collaboration and license revenue:
KKC (Crysvita)	$33,133	$1,592	$31,541	*
Bayer	352	18,289	(17,937)	-98%
Total collaboration and license revenue	33,485	19,881	13,604	68%
Product sales:
Crysvita	1,594	26	1,568	*
Mepsevii	5,913	3,126	2,787	89%
UX007	1,329	438	891	203%
Total product sales	8,836	3,590	5,246	146%
Total revenues	$42,321	$23,471	$18,850	80%

The increases of $17.6 million and $31.5 million in profit sharing and royalty revenue from our collaboration and license agreement with KKC for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, were as a result of the approval of Crysvita in Europe in November 2017 and in the U.S. in April 2018.

The decreases of $8.9 million and $17.9 million in collaboration and license revenue from our research arrangement with Bayer for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, were due to the transition of the clinical development to Bayer as part of the research arrangement.

The increases in product sales of $2.6 million and $5.2 million for the three and six months ended June 30, 2019 compared to the same periods in 2018 were primarily due to the approval of Mepsevii in November 2017 resulting in an increase in sales in the U.S. and increase in sales of certain products under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Cost of sales	$766	$141	$625	443%

	Six Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Cost of sales	$1,218	$366	$852	233%

We recognized increases of $0.6 million and $0.9 million in cost of sales related to our approved products for the three and six months ended June 30, 2019, compared to the same periods in 2018. The cost of sales included a reserve for excess inventory of $0.2 million for the three and six months ended June 30, 2018. There was no reserve for excess inventory recorded for the three and six months ended June 30, 2019. Prior to the approval of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period, we estimate that cost of sales for the three and six months ended June 30, 2019 would have been approximately $1.0 million and $1.7 million, respectively, and for the three and six months ended June 30, 2018 would have been approximately $0.5 million and $0.9 million, respectively, for our commercial product sales. We expect our gross margin percentage to decrease as we produce Mepsevii at costs that reflect the full costs of manufacturing similar biologic products and as we deplete inventories that we had expensed prior to receiving FDA approval.

Research and Development Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Crysvita	$10,210	$12,037	$(1,827)	-15%
Mepsevii	4,197	7,030	(2,833)	-40%
UX007	10,407	11,349	(942)	-8%
DTX301	7,722	4,751	2,971	63%
DTX401	7,581	4,139	3,442	83%
DTX201	481	9,380	(8,899)	-95%
Translational Research	15,127	6,080	9,047	149%
Other research costs	40,320	22,069	18,251	83%
Total research and development expenses	$96,045	$76,835	$19,210	25%

	Six Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Crysvita	$20,531	$23,260	$(2,729)	-12%
Mepsevii	9,655	13,363	(3,708)	-28%
UX007	22,775	23,292	(517)	-2%
DTX301	19,849	8,177	11,672	143%
DTX401	16,393	10,097	6,296	62%
DTX201	1,261	19,340	(18,079)	-93%
Translational Research	25,017	13,599	11,418	84%
Other research costs	58,669	41,211	17,458	42%
Total research and development expenses	$174,150	$152,339	$21,811	14%

Research and development expenses increased $19.2 million and $21.8 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in research and development expenses was primarily due to:

•

for Crysvita, a decrease of $1.8 million and $2.7 million for the three and six months ended June 30, 2019, respectively, primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities, net of KKC reimbursement;

•

for Mepsevii, a decrease of $2.8 million and $3.7 million for the three and six months ended June 30, 2019, respectively, primarily related to reduced clinical trial activity with the progressive completion of our extension studies;

•

for UX007, a decrease of $0.9 million and $0.5 million for the three and six months ended June 30, 2019, respectively, primarily related to the reduced clinical trial expense for the wind down of the Glut 1 program and reduced manufacturing expense due to the timing of drug substance campaigns, net of increased filing preparation expense for the LC-FAOD program;

•

for DTX301, an increase of $3.0 million and $11.7 million for the three and six months ended June 30, 2019, respectively, primarily related to increases in manufacturing and quality activities in support of our clinical development program;

•

for DTX401, an increase of $3.4 million and $6.3 million for the three and six months ended June 30, 2019, respectively, related to clinical manufacturing expense process development expense, and the progressive enrollment of our Phase 1/2 clinical study;

•

for DTX201, a decrease of $8.9 million and $18.1 million for the three and six months ended June 30, 2019, respectively, primarily related to the completion of clinical manufacturing and regulatory support activities for our Bayer collaboration agreement and the corresponding period decrease in intangible asset amortization;

•

for translational research, an increase of $9.0 million and $11.4 million for the three and six months ended June 30, 2019, respectively, primarily related to research, process development, and manufacturing activities, including the progression of UX701, UX053, and UX068 toward IND filings; and

•

for other research and development costs, an increase of $18.3 million and $17.5 million for the three and six months ended June 30, 2019, respectively, primarily due to the $15.6 million recorded for the consideration attributable to the amended Research Collaboration and License Agreement in connection with the Arcturus transaction in June 2019, as well as increases in general operating and overhead expenses in support of our clinical and research program pipeline, net of reduced operating expense for terminated programs.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Selling, general and administrative	$39,812	$30,718	$9,094	30%

	Six Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Selling, general and administrative	$78,641	$62,153	$16,488	27%

Selling, general and administrative expenses increased $9.1 million and $16.5 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in selling, general and administrative expenses was primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, stock-based compensation, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to increase in the future to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Interest income	$4,063	$2,448	$1,615	66%

	Six Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Interest income	$7,149	$4,185	$2,964	71%

Interest income increased $1.6 million and $3.0 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to an increase in the balance of our invested funds and due to an increase in yields on our investment portfolio.

Gain from Sale of Priority Review Voucher (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Gain from sale of priority review vouchers	$—	$40,322	$(40,322)	-100%

	Six Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Gain from sale of priority review vouchers	$—	$170,322	$(170,322)	-100%

The gain from the sale of the PRVs of $40.3 million and $170.3 million for the three and six months ended June 30, 2018, respectively, was due to the completion of the sales of the PRVs we received from the FDA in connection with the approval of Crysvita and Mepsevii. The Crysvita PRV was sold in April 2018 for net proceeds of $80.6 million, which was shared equally with KKC, and the Mepsevii PRV was sold in January 2018 for net proceeds of $130.0 million.

Investment in Arcturus Equity Securities (dollars in thousands)

The increase of our investment in Arcturus equity securities of $9.8 million for the three and six months ended June 30, 2019 was due to the initial fair value at the time of our purchase of Arcturus common stock and option to purchase additional Arcturus stock on June 18, 2019 and the remeasurement of these securities at fair value at June 30, 2019. Given the historic volatility of the publically traded stock price of Arcturus, we expect the fair value adjustments of our investments in Arcturus to be subject to wide fluctuations which may have a significant impact on the fair value of our investment in Arcturus equity securities at each reporting period.

Other Expense (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Other expense	$(376)	$(496)	$120	-24%

	Six Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Other expense	$(788)	$(5,454)	$4,666	(86)%

Other expense decreased $0.1 million and $4.7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The expense recognized during the six months ended June 30, 2018 was primarily due to the recognition of cumulative foreign currency translation losses related to the substantial liquidation of subsidiaries with a functional currency other than the U.S. Dollar, which did not recur in 2019. The recognized foreign currency losses from the six months ended June 30, 2018 were substantially offset by the reclassification adjustment reported as a component of other comprehensive income (loss).

Provision for Income Taxes (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Provision for income taxes	$(213)	$(102)	$(111)	109%

	Six Months Ended June 30,		Dollar	%
	2018	2017	Change	Change
Provision for income taxes	$(429)	$(141)	$(288)	204%

The provision for incomes taxes increased $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. This was primarily due to the increase in commercialization activities in Europe and Latin America.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities.

As of June 30, 2019, we had $618.3 million in available cash, cash equivalents, and available-for-sale investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and available-for-sale investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

During the three and six months ended June 30, 2019, the proceeds from our at-the-market, or ATM, offering were approximately $5.5 million and $24.8 million, respectively, after commissions and other offering costs. As of June 30, 2019, $20.7 million remained to be sold under our ATM facility. In February 2019, we completed an underwritten public offering in which we sold 5,833,333 shares of common stock and received net proceeds of approximately $330.4 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(184,838)	$(165,556)
Cash used in investing activities	(159,619)	(123,097)
Cash provided by financing activities	362,959	299,587
Effect of exchange rate changes on cash	(30)	(647)
Net increase in cash, cash equivalents and restricted cash	$18,472	$10,287

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

Cash used in operating activities for the six months ended June 30, 2019 was $184.8 million and reflected a net loss of $195.9 million, $3.0 million for the amortization of the discount paid on purchased investments, and $9.8 million for an increase in fair value of the investment in Arcturus equity securities, offset by non-cash charges of $42.4 million for stock-based compensation, $4.2 million for depreciation and amortization of an intangible asset acquired, and $0.6 million of non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $8.2 million decrease due to an increase in accounts receivable due to the commercialization of Mepsevii and Crysvita, a $6.0 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, a decrease of $4.3 million due to an increase in prepaid expenses and other current assets primarily due to an increase in general receivables, amounts due from a collaboration partner, and amounts owed for a tenant improvement allowance, a $17.2 million decrease due to the addition of the right-of-use assets net of amortization during the period, a $3.6 million decrease in accounts payable primarily due to the timing of payments and receipt of invoices, and a $3.4 million decrease in accrued expenses and other liabilities primarily due to a decrease in accrued bonus due to the payout of the 2018 annual bonus, the derecognition of deferred rent obligations for the new lease accounting guidance, and accrued expenses due to the timing of the receipt of invoices, offset by an increase of $1.0 million in other assets and a $18.5 million increase due to the addition of lease liabilities net of amortization during the period.

Cash used in operating activities for the six months ended June 30, 2018 was $165.6 million and reflected a net loss of $22.5 million, $0.9 million for the amortization of the discount paid on purchased investments, and $170.3 million for the gain from sale of the PRVs, offset by non-cash charges of $38.4 million for stock-based compensation, $12.2 million for depreciation and amortization of intangible asset acquired, and $5.8 million of non-cash foreign currency remeasurement losses in connection with the substantial liquidation of subsidiaries due to a change in the Company’s tax structure and fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $12.3 million decrease due to an increase in accounts receivable due to the commercialization of Mepsevii and Crysvita, a $2.6 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, a decrease of $7.6 million due to an increase in prepaid expenses and other assets primarily due to prepayments in manufacturing, a $0.1 million decrease due to an increase in other assets, and a $7.0 million decrease in accrued expenses and other liabilities primarily as a result of a decrease in accrued bonus due to the payout of the 2017 annual bonus and accrued expenses due to the timing of the receipt of invoices, offset by a $1.4 million increase in accounts payable primarily due to the timing of payments and receipt of invoices,.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $159.6 million and related to purchases of investments of $461.1 million, purchases of property and equipment of $8.3 million, and purchases of Arcturus equity securities of $14.3 million, offset by proceeds from maturities of investments of $301.5 million and the sale of investments of $22.6 million.

Cash used in investing activities for the six months ended June 30, 2018 was $123.1 million and related to purchases of property and equipment of $1.9 million and purchases of investments of $408.7 million, offset by the sale of investments of $5.0 million, proceeds from maturities of investments of $112.2 million, and proceeds from the sale of PRVs of $170.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $363.0 million and was comprised of $330.4 million from the sale of common stock in our underwritten public offering in February 2019, $24.8 million from the sale of common stock in our ATM offering, and $7.7 million in net proceeds from the issuance of common stock pursuant to equity awards.

Cash provided by financing activities for the six months ended June 30, 2018 was $299.6 million and was comprised of $271.0 million from the sale of common stock in our underwritten public offering in January 2018, $11.8 million from the sale of common stock in our ATM offering, and $16.8 million in net proceeds from the issuance of common stock pursuant to equity awards.

Funding Requirements

We anticipate, excluding non-recurring items, that we will continue to generate annual losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. Due to certain non-recurring or infrequent items like the sale of PRVs, we may have lower levels of losses in the near term in quarterly periods that may not be indicative of future periods or trends. We will likely require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, and to continue investing in early-stage research capabilities to promote our pipeline growth and to further develop our general infrastructure, including building our own Good Manufacturing Practices, or GMP gene therapy manufacturing facility, and such funding may not be available to us on acceptable terms or at all.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce the scope of, or terminate one or more of our clinical studies, research and development programs, future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future funding requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing our commercial infrastructure, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, marketing, distribution, and other arrangements that we may establish, including any required upfront milestone and royalty payments thereunder.

We expect to satisfy future cash needs through existing capital balances and through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at June 30, 2019 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$9,739	$15,921	$14,007	$10,384	$50,051
Manufacturing and service contracts	4,788	1,394	—	—	6,182
Total	$14,527	$17,315	$14,007	$10,384	$56,233

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2019, we had cash, cash equivalents, and investments totaling $618.3 million which includes bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the six months ended June 30, 2019, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2019. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of June 30, 2019, our available cash, cash equivalents, and investments were $618.3 million. We expect we may need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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
•

delays or failures in developing gene therapy, messenger RNA (mRNA), DNA, small interfering RNA (siRNA) or other novel and complex product candidates, which are expensive and difficult to develop and manufacture;

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

Furthermore, the disease states we are evaluating often will not have clear regulatory paths for approval and/or do not have validated outcome measures. In these circumstances, we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. Additionally, many of the disease states we are targeting, such as LC-FAOD, are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Our product candidates are in development and the safety profile has not been established. For example, in a completed Phase 2 study, LC-FAOD patients treated with UX007 experienced treatment-related adverse events, the most common of which were diarrhea, abdominal/gastrointestinal pain and vomiting. There was one treatment-related serious adverse event of moderate gastroenteritis with vomiting. There were two deaths during the LC-FAOD extension study, both deemed to be related to disease progression and not due to treatment with UX007. Gene therapy product candidates using AAV vectors, like DTX301, have been associated with immunologic reaction to the capsid protein or gene at early time points after administration. For example, in our discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, we observed elevated laboratory alanine transaminase levels, or ALTs. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. In addition, theoretical side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. Future product candidates may also cause these or similar side effects as development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

We are developing companion diagnostic tests to identify the right patients for certain of our product candidates and to monitor response to treatment. In certain cases, diagnostic tests may need to be developed as companion diagnostics and regulatory approval obtained in order to commercialize some product candidates. We expect to use predictive biomarkers to identify the right patients for certain of our product candidates. For example, to evaluate therapeutic response of DTX301, we are measuring ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and ureagenesis. We cannot assure you that 13C-acetate or any other future potential biomarker will in fact prove predictive, be reliably sourced, or be accepted by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of DTX301. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase 1/2 clinical trial. We intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into any such agreement on favorable terms, or at all.

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

We have relied upon and plan to continue to rely upon third parties, including CROs, collaborative partners, and independent investigators to analyze, collect, monitor, and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates regarding costs and efforts completed, and we control only certain aspects of their activities. For example, we will rely on our partner Arcturus for the design and optimization of initial product candidates under our mRNA, DNA and siRNA collaborations. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors and partners are required to comply with GMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or other vendors and partners, including the sites at which clinical studies are conducted, fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may deny approval and/or require us to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the approval process. We cannot make assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with products produced under GMP regulations. If the regulatory authorities determine that we have failed to comply with GLP, GMP, or GCP regulations, they may deny approval of our product candidates and/or we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

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

We are dependent on KKC for the clinical and commercial supply of Crysvita for all major markets and for the development and commercialization of Crysvita in certain major markets, and KKC’s failure to provide an adequate supply of Crysvita or to commercialize Crysvita in those markets could result in a material adverse effect on our business and operating results.

Under our agreement with KKC, KKC has the sole right to commercialize Crysvita in Europe and, at a specified time, in the United States, Canada, and Turkey, subject to a limited promotion right we retained. Our development partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•

KKC has no obligation under our agreement to use diligent efforts to commercialize Crysvita in Europe. The timing and amount of any royalty payments we may receive under our agreement will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KKC in Europe.

•

the timing and amount of any royalty payments we may receive under our agreement with KKC will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KKC in the United States and Canada under our agreement;

•	KKC may change the focus of its commercialization efforts or pursue higher-priority programs;
•

KKC may make decisions regarding the indications for our product candidates in countries where it has the sole right to commercialize the product candidates that limit commercialization efforts in those countries or in countries where we have the right to commercialize our product candidates;

•

KKC may make decisions regarding market access and pricing in countries where it has the sole right to commercialize our product candidates which can negatively impact our commercialization efforts in countries where we have the right to commercialize our product candidates;

•

KKC may fail to manufacture or supply sufficient drug product of Crysvita in compliance with applicable laws and regulations or otherwise for our development and clinical use, which could result in program delays;

•	KKC may fail to manufacture or supply sufficient drug product of Crysvita in compliance with applicable laws and regulations or otherwise for our commercial use, which could result in lost revenue;
•

KKC may elect to develop and commercialize Crysvita indications with a larger market than XLH and at a lower price, thereby reducing the profit margin on sales of Crysvita for any orphan indications, including XLH;

•	if KKC were to breach or terminate the agreement with us, we would no longer have any rights to develop or commercialize Crysvita or such rights would be limited to non-terminated countries;
•	KKC may terminate its agreement with us, adversely affecting our potential revenue from licensed products; and
•	the timing and amounts of expense reimbursement that we may receive are uncertain, and the total expenses for which we are obligated to reimburse KKC may be greater than anticipated.

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

Gene therapy and mRNA, DNA and siRNA product candidates are novel, complex, expensive and difficult to manufacture. We could experience manufacturing problems that result in delays in developing and commercializing these programs or otherwise harm our business.

The manufacturing process used to produce our gene therapy, mRNA, DNA and siRNA product candidates is novel, complex, and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Our gene therapy, mRNA, DNA and siRNA product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as gene therapy, mRNA, DNA and siRNA product candidates generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate is consistent from lot to lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, noncompliance with regulatory requirements, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate the manufacturing processes for our gene therapy, mRNA, DNA and siRNA product candidates, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. We may be unable to scale up existing or new facilities, including our facility in Woburn, MA, and such facilities may not enable the expansion of our internal manufacturing process discovery and development to the extent we anticipate, or at all.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. The drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are manufactured by Rentschler under a commercial supply and services agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. Single source suppliers are also used for our gene therapy programs. We have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our collaborators, such as KKC, and third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third-party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us, our collaborators, or third parties with whom we contract could materially harm our business.

If we, our collaborators, including KKC, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, withdrawal of an approval, or suspension of production. As a result, our business, financial condition, and results of operations may be materially harmed.

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

Additionally, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability, even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner. Furthermore, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita, which is determined on a fixed double-digit percentage of net sales, is higher than the typical cost of goods sold by companies focused on rare diseases.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing treatments that may compete with our products and product candidates. For example, XLH is treated with oral phosphate and vitamin D therapy, which may compete with Crysvita; LC-FAOD is managed with diet therapy and medium-chain triglyceride oil, which may compete with UX007; OTC deficiency is currently treated with nitrogen scavenging drugs and severe limitations in dietary protein, which may compete with DTX301; and GSD1a is currently treated with corn starch, which may compete with DTX401. Triheptanoin is available in food-grade form, which may compete with our pharmaceutical-grade product. Furthermore, investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. This is the case with our agreement with KKC, who is primarily responsible for the prosecution of patents and patent applications licensed to us under the collaboration agreement.

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

If KKC, the University of Pennsylvania, or any of our future licensing partners fail to appropriately prosecute, maintain, and enforce patent protection for the patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License and Collaboration Agreements” in the Annual Report for a description of our license agreements with KKC, Baylor Research Institute, Saint Louis University, Bayer, REGENXBIO, and the University of Pennsylvania, which include descriptions of the termination provisions of these agreements.

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

Filing, prosecuting, and defending patents on our products or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners such as KKC may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (“IPR&D”) and an acquired contract asset. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of June 30, 2019.

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

Our corporate headquarters and one of our laboratories are located in the San Francisco Bay Area, and our collaboration partner for Crysvita, KKC, is located in Japan, which have both in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaborators, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are may be inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2019, 2,582,049 shares were available for future grants under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2019, 2,740,058 shares were available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1§	Amendment No. 8 to Collaboration and License Agreement, effective as of July 4, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd. (formerly, Kyowa Hakko Kirin Co., Ltd.)				X
10.2§	Amended and Restated Collaboration and License Agreement, dated June 3, 2019, between Ultragenyx Pharmaceutical Inc. and Bayer Healthcare LLC				X
10.3	Addendum #6 to Standard Lease, effective as of April 29, 2019, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.				X
10.4#	Offer Letter, dated May 16, 2017, by and between Ultragenyx Pharmaceutical Inc. and Erik Harris.				X
10.5#	Addendum #1, dated August 8, 2017, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris.				X
10.6#	Addendum #2, dated June 19, 2019, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris.				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 1, 2019	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: August 1, 2019	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2019	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Vice President and Corporate Controller (Principal Accounting Officer)