Form 10-Q
period 2019-09-30
Ultragenyx Pharmaceutical Inc.
filed 2019-11-06
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 57,770,923 shares of common stock issued and outstanding.

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

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$122,577	$113,432
Short-term investments	404,481	346,274
Accounts receivable	23,121	12,740
Inventory	14,138	7,065
Prepaid expenses and other current assets	49,169	42,858
Total current assets	613,486	522,369
Property and equipment, net	31,877	20,046
Investment in Arcturus equity securities	26,333	—
Intangible assets, net	129,020	129,223
Goodwill	44,406	44,406
Right-of-use assets	31,711	—
Other assets	3,111	3,514
Total assets	$879,944	$719,558

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,460	$12,275
Accrued liabilities	69,557	62,450
Short-term lease liabilities	7,290	—
Total current liabilities	90,307	74,725
Deferred tax liabilities	31,166	31,166
Long-term lease liabilities	31,206	—
Other liabilities	—	4,759
Total liabilities	152,679	110,650
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock — 250,000,000 shares authorized; 57,749,890 and 50,860,588 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	58	51
Additional paid-in capital	2,066,483	1,639,773
Accumulated other comprehensive loss	(71)	(633)
Accumulated deficit	(1,339,205)	(1,030,283)
Total stockholders’ equity	727,265	608,908
Total liabilities and stockholders’ equity	$879,944	$719,558

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Collaboration and license	$21,585	$9,015	$55,070	$28,896
Product sales	4,215	2,748	13,051	6,338
Total revenues	25,800	11,763	68,121	35,234
Operating expenses:
Cost of sales	2,683	273	3,901	639
Research and development	100,144	70,041	274,294	222,380
Selling, general and administrative	41,006	31,095	119,647	93,248
Total operating expenses	143,833	101,409	397,842	316,267
Loss from operations	(118,033)	(89,646)	(329,721)	(281,033)
Interest income	3,319	2,730	10,468	6,915
Gain from sale of priority review vouchers	—	—	—	170,322
Change in fair value of investment in Arcturus equity securities	2,166	—	11,994	—
Other expense	(153)	(147)	(941)	(5,601)
Loss before income taxes	(112,701)	(87,063)	(308,200)	(109,397)
Provision for income taxes	(293)	(247)	(722)	(388)
Net loss	$(112,994)	$(87,310)	$(308,922)	$(109,785)
Net loss per share, basic and diluted	$(1.96)	$(1.74)	$(5.50)	$(2.22)
Shares used in computing net loss per share, basic and diluted	57,707,694	50,319,772	56,161,996	49,447,889

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(112,994)	$(87,310)	$(308,922)	$(109,785)
Other comprehensive income (loss):
Foreign currency translation adjustments	(234)	61	(79)	(3)
Transfer of cumulative translation adjustment for the substantial liquidation of foreign subsidiaries	—	—	—	5,272
Unrealized gain (loss) on available-for-sale securities	(92)	183	641	1
Other comprehensive income (loss)	(326)	244	562	5,270
Total comprehensive loss	$(113,320)	$(87,066)	$(308,360)	$(104,515)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2019	57,665,375	$58	$2,045,685	$255	$(1,226,211)	$819,787
Employee stock-based compensation	—	—	19,894	—	—	19,894
Issuance of common stock under equity plan awards, net of tax	84,515	—	904	—	—	904
Other comprehensive income	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	(112,994)	(112,994)
Balance as of September 30, 2019	57,749,890	$58	$2,066,483	$(71)	$(1,339,205)	$727,265

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,860,588	$51	$1,639,773	$(633)	$(1,030,283)	$608,908
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,833,333	6	330,409	—	—	330,415
Issuance of common stock in connection with at-the-market offering, net of issuance costs	468,685	—	24,828	—	—	24,828
Employee stock-based compensation	—	—	62,854	—	—	62,854
Issuance of common stock under equity plan awards, net of tax	587,284	1	8,619	—	—	8,620
Other comprehensive income	—	—	—	562	—	562
Net loss	—	—	—	—	(308,922)	(308,922)
Balance as of September 30, 2019	57,749,890	$58	$2,066,483	$(71)	$(1,339,205)	$727,265

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2018	50,116,056	$50	$1,559,722	$(654)	$(855,147)	$703,971
Issuance of common stock in connection with at-the-market offering, net of issuance costs	205,202	—	15,837	—	—	15,837
Employee stock-based compensation	—	—	20,667	—	—	20,667
Issuance of common stock under equity plan awards, net of tax	211,812	1	9,186	—	—	9,187
Other comprehensive income	—	—	—	244	—	244
Net loss	—	—	—	—	(87,310)	(87,310)
Balance as of September 30, 2018	50,533,070	$51	$1,605,412	$(410)	$(942,457)	$662,596

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	44,167,071	$44	$1,221,762	$(5,680)	$(832,672)	$383,454
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,043,860	5	270,964	—	—	270,969
Issuance of common stock in connection with at-the-market offering, net of issuance costs	445,619	1	27,644	—	—	27,645
Employee stock-based compensation	—	—	59,027	—	—	59,027
Issuance of common stock under equity plan awards, net of tax	876,520	1	26,015	—	—	26,016
Other comprehensive income	—	—	—	5,270	—	5,270
Net loss	—	—	—	—	(109,785)	(109,785)
Balance as of September 30, 2018	50,533,070	$51	$1,605,412	$(410)	$(942,457)	$662,596

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(308,922)	$(109,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	62,335	59,027
Amortization of discount on investment securities, net	(4,931)	(1,832)
Depreciation and amortization	6,370	16,595
Foreign currency remeasurement loss	925	5,853
Change in fair value of investment in Arcturus equity securities	(11,994)	—
Gain from sale of priority review vouchers	—	(170,322)
Other	220	(145)
Changes in operating assets and liabilities:
Accounts receivable	(10,402)	(3,983)
Inventory	(6,604)	(4,799)
Prepaid expenses and other current assets	(6,954)	(20,380)
Right-of-use assets	(15,581)	—
Other assets	1,080	(62)
Accounts payable	266	(593)
Lease liabilities	17,071	—
Accrued liabilities and other liabilities	3,777	(4,287)
Net cash used in operating activities	(273,344)	(234,713)
Investing activities:
Purchase of property and equipment	(13,332)	(2,884)
Purchase of investments	(610,267)	(500,049)
Purchase of investment in Arcturus equity securities	(14,339)	—
Proceeds from the sale of investments	35,100	7,655
Proceeds from maturities of investments	522,533	218,064
Proceeds from sale of priority review vouchers	—	170,322
Net cash used in investing activities	(80,305)	(106,892)
Financing activities:
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	330,415	270,969
Proceeds from the issuance of common stock in connection with at-the-market offering, net	24,828	27,626
Proceeds from the issuance of common stock from equity plan awards, net of tax	8,620	26,016
Net cash provided by financing activities	363,863	324,611
Effect of exchange rate changes on cash	(502)	(617)
Net increase in cash, cash equivalents and restricted cash	9,712	(17,611)
Cash, cash equivalents and restricted cash at beginning of period	115,525	103,041
Cash, cash equivalents and restricted cash at end of period	$125,237	$85,430

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$21,515	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes the need to raise additional capital to fully implement its business plan. Through September 30, 2019, the Company has relied primarily on the proceeds from equity offerings to finance its operations.

The Company intends to raise additional capital through the issuance of equity, borrowings, strategic alliances with partner companies, or other transactions. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plans.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for the Company’s obligations under its facility leases. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$122,577	$82,956
Restricted cash included in prepaid expenses and other current assets	161	652
Restricted cash included in other assets	2,499	1,822
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$125,237	$85,430

Investment in Equity Securities

In June 2019, the Company entered into an amendment to the Research Collaboration and License Agreement and an Equity Purchase Agreement with Arcturus Therapeutics Holdings Inc. (“Arcturus”). Pursuant to the Equity Purchase Agreement, the Company purchased 2,400,000 shares of common stock, or approximately 18.2% of Arcturus’s outstanding shares of common stock as of the closing date of the transaction and received an option to purchase an additional 600,000 shares of common stock. The investment is subject to using the equity method of accounting as it was determined that the Company has significant influence over Arcturus, but does not control the significant activities of Arcturus. The Company elected to apply the fair value option to account for the equity investment in Arcturus. The decision to elect the fair value option is irrevocable and is determined on an instrument by instrument basis. The option to purchase additional stock was accounted for at fair value using the Black-Scholes option pricing method. The changes in fair value of the equity investment and option to purchase additional stock are included in the Condensed Consolidated Statements of Operations. See “Note 6. License and Research Agreements” for additional details on the Arcturus transaction.

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

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective method. The results for the three and nine months ended September 30, 2019 are presented under ASC 842. The results for the three and nine months ended September 30, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$88,399	$—	$—	$88,399
Time deposits	—	10,000	—	10,000
Corporate bonds	—	34,343	—	34,343
Commercial paper	—	96,997	—	96,997
Asset-backed securities	—	32,947	—	32,947
U.S. Government Treasury and agency securities	121,365	118,829	—	240,194
Investment in Arcturus equity securities	24,648	—	1,685	26,333
Total	$234,412	$293,116	$1,685	$529,213

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$72,999	$—	$—	$72,999
Time deposits	—	10,000	—	10,000
Corporate bonds	—	179,926	—	179,926
Commercial paper	—	50,198	—	50,198
Asset-backed securities	—	22,587	—	22,587
U.S. Government Treasury and agency securities	—	99,034	—	99,034
Total	$72,999	$361,745	$—	$434,744

The Company determines the fair value of the Arcturus common stock by using the quoted market price on September 30, 2019, which is a Level 1 fair value measurement. The change in fair value of the Arcturus common stock for the three and nine months ended September 30, 2019 was $2.0 million and $10.8 million, respectively, which was recognized in the Condensed Consolidated Statements of Operations.

The fair value of the option to purchase additional shares of Arcturus common stock was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the fair value of the option is considered a Level 3 financial asset. The Company measures the Level 3 financial asset by applying the Black-Scholes option pricing method and utilizes the following inputs: stock price, strike price, volatility, risk free interest rate, and expected term. The expected term is the Company’s estimated period to purchase additional stock. The change in fair value of the option to purchase additional Arcturus common stock for the three and nine months ended September 30, 2019 was $0.2 million and $1.2 million, respectively, which was recognized in the Condensed Consolidated Statements of Operations.

See “Note 6. License and Research Agreements” for additional details on the Arcturus transaction.

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and short-term investments classified as available-for-sale securities consisted of the following (in thousands):

	September 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$88,399	$—	$—	$88,399
Time deposits	10,000	—	—	10,000
Corporate bonds	34,304	40	(1)	34,343
Commercial paper	96,997	—	—	96,997
Asset-backed securities	32,894	53	—	32,947
U.S. Government Treasury and agency securities	239,949	245	—	240,194
Total	$502,543	$338	$(1)	$502,880

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$72,999	$—	$—	$72,999
Time deposits	10,000	—	—	10,000
Corporate bonds	180,167	—	(241)	179,926
Commercial paper	50,198	—	—	50,198
Asset-backed securities	22,597	—	(10)	22,587
U.S. Government Treasury and agency securities	99,087	2	(55)	99,034
Total	$435,048	$2	$(306)	$434,744

At September 30, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no material realized gains or losses on available-for-sale securities for the periods presented.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Work-in-progress	$10,753	$5,384
Finished goods	3,385	1,681
Total inventory	$14,138	$7,065

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Research, clinical study, and manufacturing expenses	$17,972	$16,912
Payroll and related expenses	34,681	36,443
Other	16,904	9,095
Total accrued liabilities	$69,557	$62,450

5.	Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration and license revenue:
KKC (Crysvita)	$21,484	$5,401	$54,617	$6,993
Bayer	101	3,614	453	21,903
Total collaboration and license revenue	21,585	9,015	55,070	28,896
Product sales:
Crysvita	1,140	268	2,734	294
Mepsevii	2,361	2,127	8,274	5,253
UX007	714	353	2,043	791
Total product sales	4,215	2,748	13,051	6,338
Total revenues	$25,800	$11,763	$68,121	$35,234

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$21,700	$9,879	$56,318	$31,731
Europe	2,790	1,616	8,522	3,209
All other	1,310	268	3,281	294
Total revenues	$25,800	$11,763	$68,121	$35,234

The following table presents changes in the contract assets (liabilities) (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance of contract assets (liabilities) at beginning of period	$2,979	$(5,986)
Additions	452	22,491
Deductions	(3,447)	(14,767)
Balance of contract assets (liabilities) at end of period	$(16)	$1,738

The Company’s largest accounts receivable balance accounted for 93% and 88% of the total accounts receivable balance as of September 30, 2019 and December 31, 2018, respectively, and was due from a collaboration partner.
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

The Company’s share of collaboration revenue related to Crysvita was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Company's share of collaboration revenue in profit share territory	$19,534	$4,364	$48,721	$5,429
Royalty revenue in European territory	1,950	1,037	5,896	1,564
Total	$21,484	$5,401	$54,617	$6,993

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in the arrangement as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. For the three and nine months ended September 30, 2019, the Company recorded product sales of $1.1 million and $2.7 million, respectively, net of estimated revenue reserves. The Company recorded $0.3 million of product sales for the three and nine months ended September 30, 2018.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$7,124	$7,612	$20,118	$25,268
Selling, general and administrative	5,633	2,868	16,009	10,718
Total	$12,757	$10,480	$36,127	$35,986

Collaboration receivable

The Company had accounts receivable from KKC in the amount of $21.5 million and $11.2 million, from profit share revenue and royalties, and other receivables recorded in prepaid and other current assets of $15.9 million and $11.1 million from commercial and development activity reimbursements, as of September 30, 2019 and December 31, 2018, respectively.

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

As of the acquisition date of Dimension Therapeutics, Inc. on November 7, 2017, the Company valued the Bayer contract under ASC 805, Business Combinations, and recorded an intangible asset of $13.5 million. The intangible asset is being amortized to research and development expense over the research term which is expected to be complete in 2019. The Company recorded research and development expense of a nominal amount and $0.2 million for the three and nine months ended September 30, 2019, respectively, and $2.5 million and $11.3 million for the three and nine months ended September 30, 2018, respectively, for the amortization of the intangible asset.

The Company evaluated the agreement under ASC 606 and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement include (i) research and development services to be provided over the research term, (ii) a development and commercialization license, and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services and recorded $0.1 million and $0.5 million as collaboration and license revenue for the three and nine months ended September 30, 2019, respectively, and $3.6 million and $21.9 million for the three and nine months ended September 30, 2018, respectively, by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The performance obligation under the contract is expected to be substantially complete by end of 2019. As of September 30, 2019 and December 31, 2018, the Company had a nominal amount in contract liability and a $3.0 million contract asset, respectively.

Arcturus

The Company has a Research Collaboration and License Agreement with Arcturus to research and develop therapies for select rare diseases. Pursuant to the agreement, the Company incurred a nominal amount and $0.7 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2018, respectively, in research and development expense for the funding of certain research services received from Arcturus. As of September 30, 2019 and December 31, 2018, the Company has a balance of none and $0.5 million, respectively, in prepaid expenses and other current assets, and a balance of none and $0.4 million, respectively, in accrued liabilities related to Arcturus.

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

For the three and nine months ended September 30, 2019, the Company recorded an increase in the fair value of Arcturus common stock of $2.0 million and $10.8 million, respectively, and an increase in fair value of the option to purchase additional shares of Arcturus common stock of $0.2 million and $1.2 million, respectively, in its Condensed Consolidated Statement of Operations. As

of September 30, 2019, the fair value of the Company’s investment in Arcturus common stock was $24.6 million based on the quoted market price on that date and the fair value of the Company’s option to purchase additional shares of Arcturus common stock was $1.7 million based on the Black-Scholes option pricing method.

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics, LLC (GeneTx) to collaborate on the development of GeneTx’s GTX-102, an antisense oligonucleotide (ASO) for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx. This option may be exercised any time prior to 30 days following FDA acceptance of the IND for GTX-102 for an additional $50.0 million in payments. Alternatively, the Company may extend the option period by paying an option extension payment of $25.0 million (option extension premium). In the event the Company exercises the option extension, the Company has a right to acquire GeneTx for a payment of $125.0 million, at any time, until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. This exclusive option to acquire GeneTx can be extended under certain circumstances, by up to four additional three-month periods, by paying an additional extension fee for each three-month period.

During the exclusive option period, GeneTx is responsible for conducting the program based on the development plan agreed between the parties and, subject to the terms in the Program Agreement, has the decision-making authority on all matters in connection with the research, development, manufacturing and regulatory activities with respect to the Program. The Company will provide support, at its discretion, including strategic guidance and clinical expertise. The Company and GeneTx will collaborate on the submission of the IND and management of the Phase 1/2 study in patients with Angelman syndrome. If the Company acquires GeneTx, the Company will then be responsible for all development and commercialization activities from the date of acquisition. The Company would also be required to make payments upon achievement of certain development and commercial milestones, as well as royalties, depending upon the success of the program.

Although GeneTx is a variable interest entity, the Company is not the primary beneficiary as it currently does not have the power to direct the activities that would most significantly impact the economic performance of GeneTx. Prior to product regulatory approval, all consideration paid to GeneTx represents rights to potential future benefits associated with GeneTx’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, for the three and nine months ended September 30, 2019, the Company recorded the $20.0 million payment as an in-process research and development expense.

7.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of September 30, 2019, there were 2,648,552 shares reserved under the 2014 Plan for the future issuance of equity awards and 2,740,058 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$319	$—	$404	$—
Research and development	10,629	11,858	33,891	34,749
Selling, general and administrative	8,959	8,809	28,040	24,278
Total stock-based compensation expense	$19,907	$20,667	$62,335	$59,027

8.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock and restricted stock units	8,155,406	7,242,989	7,936,664	7,396,423
Employee stock purchase plan	33,094	31,285	18,547	17,533
Common stock warrants	149,700	149,700	149,700	149,700
	8,338,200	7,423,974	8,104,911	7,563,656

9.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through with Cowen as its sales agent. During the three and nine months ended September 30, 2019, the Company sold none and 468,685 shares of common stock, respectively, resulting in net proceeds of none and $24.8 million, respectively, after commissions and other offering costs. During the three and nine months ended September 30, 2018, the Company sold 205,202 and 445,619 shares of common stock, respectively, resulting in net proceeds of approximately $15.9 million and $27.6 million, respectively, after commissions and other offering costs.

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

10.	Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Foreign currency translation adjustments	$(408)	$(329)
Unrealized gain (loss) on securities available-for-sale	337	(304)
Total accumulated other comprehensive loss	$(71)	$(633)

11.	Leases

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease expense	$2,411	$6,741
Variable lease expense	630	1,951
Total lease expense	$3,041	$8,692

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 was $2.2 million and $6.5 million, respectively, and was included in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

Year Ending December 31,	Leases
2019 (remaining)	$2,520
2020	9,639
2021	7,561
2022	7,433
2023	7,541
Thereafter	13,153
Total future lease payments	47,847
Less: Amount representing interest	(9,351)
Present value of future lease payments	38,496
Less: Short-term lease liabilities	(7,290)
Long-term lease liabilities	$31,206

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As of September 30, 2019, the weighted-average remaining lease term was 5.81 years and the weighted-average discount rate used to determine the lease liability was 7.5%.

12.	Gain from Sale of Priority Review Vouchers

In January 2018, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher (PRV) it received in connection with the approval of Mepsevii for $130.0 million. In June 2018, the Company also completed the sale of the PRV it received in connection with the approval of Crysvita for $80.6 million, net, which was shared equally with KKC. As the PRVs did not have a carrying value, the gain recognized was equal to the net proceeds received. The Company recorded its portion of the net proceeds in other income of $40.3 million and $170.3 million for the three and nine months ended September 30, 2018, respectively, as a gain from the sale of the PRVs.

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

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii® (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, developed for the treatment of X-linked hypophosphatemia, or XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. Crysvita is approved in the United States for the treatment of XLH in adult and pediatric patients six months of age and older, and in Canada for the treatment of XLH in adult and pediatric patients one year of age and older. In the European Union, or EU, Crysvita is conditionally approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. A filing to expand the label to include adults with XLH is also planned by our partner, Kyowa Kirin, in the EU. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin International, or Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

Crysvita is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We expect to submit a supplemental Biologics License Application to the U.S. Food and Drug Administration, or FDA, for Crysvita in TIO in the first half of 2020.

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

Our small molecule pipeline includes UX007, which is in clinical development for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied for the treatment of LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The U.S. FDA has accepted our New Drug Application, or NDA for the treatment of LC-FAOD, and has assigned a Prescription Drug User Fee Act, or PDUFA, date of July 31, 2020. We are also continuing discussions with EU regulatory authorities.

Our gene therapy pipeline includes DTX301 and DTX401 in clinical development for the treatment of two diseases:

•

DTX301 is an adeno-associated virus 8, or AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We have reported positive data from the first and second dose cohorts of the Phase 1/2 study, with two responders maintaining normalized rates of ureagenesis through 52 weeks and 78 weeks. We expect to provide an update on the third dose cohort of the DTX301 study around the end of 2019.

•

DTX401 is an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease. We have reported positive data from the first and second dose cohorts of the Phase 1/2 study, with all patients showing a clinical response with improvements in glucose control and other metabolic parameters compared to baseline. The confirmatory expansion cohort of three patients at the second cohort dose is now underway, and we expect data from this cohort in the first half of 2020.

The following table summarizes our approved products and clinical product candidate pipeline:

Recent program updates

Approved Therapies

Crysvita for the treatment of X-linked hypophosphatemia, or XLH

In September 2019, we announced that the U.S. FDA approved a label expansion for Crysvita. The label was updated to include new clinical data demonstrating superiority of treatment with Crysvita versus oral phosphate and active vitamin D (conventional therapy) in pediatric patients with XLH, and improvement in stiffness and maintenance of efficacy of Crysvita in adult patients with longer-term treatment. The indication was also expanded to include infants as young as six months of age.

Clinical Product Candidates

Crysvita for the treatment of Tumor-Induced Osteomalacia, or TIO

In September 2019, we announced that we plan to submit a sBLA to the U.S. FDA for Crysvita for the treatment of FGF23-related hypophosphatemia associated with phosphaturic mesenchymal tumors, or tumor-induced osteomalacia or TIO, which cannot be curatively resected or localized. The submission of the Crysvita sBLA is planned for the first half of 2020 and will be based on the current clinical data package.

UX007 for the treatment of Long Chain Fatty-Acid Oxidation Disorders, or LC-FAOD

In October 2019, we announced that the U.S. FDA has accepted our NDA for UX007 for the treatment of LC-FAOD. The FDA has assigned a PDUFA date of July 31, 2020. An Advisory Committee meeting is not expected at this time. The NDA filing is supported by a comprehensive package of data including results from a Company-sponsored Phase 2 study of UX007 in 29 patients, a long-term safety and efficacy extension study in 75 patients including 20 patients who were previously naïve to UX007, a retrospective medical record review of 20 original compassionate use patients, 67 patients treated through expanded access, and a randomized controlled investigator-sponsored study of 32 patients showing an effect on cardiac function.

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

In September 2019, we announced positive data from the second dose cohort of the ongoing Phase 1/2 study of DTX401, our AAV-based gene therapy for the treatment of GSDIa. All three patients in Cohort 2 showed a clinical response with improvements in glucose control and other metabolic parameters compared to baseline, and all three patients in Cohort 1 continued to demonstrate long-term, durable responses. All patients demonstrated increases in time to hypoglycemia compared to baseline during a controlled-fasting challenge, normalization of daily glucose levels which has allowed for clinically significant reductions in the amount of cornstarch, and meaningful improvements in assessments including lower lactate levels after treatment and early reductions in liver fat fraction. Based on these results, we are proceeding to a confirmatory expansion cohort of three additional patients at the second cohort dose of 6.0 × 10^12 GC/kg. Data from the expansion cohort are expected in the first half of 2020. If the expansion cohort results are consistent with those observed to date, then the Phase 3 trial expected to begin in 2020 would study this dose level.

Preclinical program updates

Agreement with GeneTx Biotherapeutics LLC to Advance Treatment for Angelman Syndrome

In August 2019, we announced an agreement with GeneTx Biotherapeutics LLC to collaborate on the development of GeneTx’s GTX-102, an antisense oligonucleotide, or ASO, for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder. Under the terms of the agreement, we made an upfront payment of $20.0 million which included an exclusive option to acquire GeneTx. This option may be exercised any time prior to 30 days following FDA acceptance of the IND for GTX-102. We may extend the option period by paying an option extension payment of $25.0 million. We may exercise this extended option any time until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. If we exercise the purchase option, we will pay a purchase price to acquire GeneTx, payments upon achieving regulatory and commercial milestones, and royalties on any product sales.

In September 2019, we announced that the U.S. FDA granted Orphan Drug Designation and Rare Pediatric Disease Designation to GTX-102 for the treatment of Angelman syndrome.

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

We have incurred net losses in each year since inception. Our net loss was $113.0 million and $308.9 million for the three and nine months ended September 30, 2019 and our net loss was $87.3 million and $109.8 million for the three and nine months ended September 30, 2018, respectively. Net loss for the three and nine months ended September 30, 2018 included the gain from the sale of priority review vouchers, or PRVs, of none and $170.3 million, respectively, received from the FDA in connection with the approval of Mepsevii and Crysvita. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

We record revenue from our collaboration and license agreements and from the sale of our two approved products – Crysvita and Mepsevii. In addition, we also record sales of certain products on a “named patient” basis, which are allowed in certain countries prior to regulatory approval. For the three and nine months ended September 30, 2019, we recorded $21.5 million and $54.6 million, respectively, and for the three and nine months ended September 30, 2018, we recorded $5.4 million and $7.0 million, respectively, in collaboration and license revenue for Crysvita sales. For the three and nine months ended September 30, 2019, we recorded $0.1 million and $0.5 million, respectively, and for the three and nine months ended September 30, 2018, we recorded $3.6 million and $21.9 million, respectively, for providing certain research and development services under our collaboration and license arrangement with Bayer Healthcare LLC, or Bayer. For the three and nine months ended September 30, 2019, we recorded $4.2 million and $13.1 million, respectively, and for the three and nine months ended September 30, 2018, we recorded $2.7 million and $6.3 million, respectively, in product sales from our approved products and named patient sales in certain countries.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies, except as noted

below with respect to our investment in equity securities, during the nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Investment in Equity Securities

Our investment in equity securities in Arcturus is subject to the equity method of accounting as we have determined that we have significant influence over, but do not control the significant activities of Arcturus. We have elected to apply the fair value option to account for the equity investments in Arcturus at the time the securities were purchased and such securities will continue to be adjusted to fair value at each reporting period. The decision to elect the fair value option is irrevocable and is determined on an instrument by instrument basis. The investment in common stock is accounted for at fair value based upon the current then current stock price. The option to purchase additional stock is accounted for at fair value using the Black-Scholes option pricing method and utilizes the following inputs: stock price, strike price, volatility, risk free interest rate, and expected term. The expected term is the Company’s estimated period to purchase additional stock. The sensitivity of these inputs to the fair value of the equity security is assessed on a periodic basis. The changes in fair value of the equity investment and option to purchase additional stock is included in the Condensed Consolidated Statements of Operations.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Collaboration and license revenue:
KKC (Crysvita)	$21,484	$5,401	$16,083	298%
Bayer	101	3,614	(3,513)	-97%
Total collaboration and license revenue	21,585	9,015	12,570	139%
Product sales:
Crysvita	1,140	268	872	325%
Mepsevii	2,361	2,127	234	11%
UX007	714	353	361	102%
Total product sales	4,215	2,748	1,467	53%
Total revenues	$25,800	$11,763	$14,037	119%

	Nine Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Collaboration and license revenue:
KKC (Crysvita)	$54,617	$6,993	$47,624	681%
Bayer	453	21,903	(21,450)	-98%
Total collaboration and license revenue	55,070	28,896	26,174	91%
Product sales:
Crysvita	2,734	294	2,440	830%
Mepsevii	8,274	5,253	3,021	58%
UX007	2,043	791	1,252	158%
Total product sales	13,051	6,338	6,713	106%
Total revenues	$68,121	$35,234	$32,887	93%

The increases of $16.1 million and $47.6 million in profit sharing and royalty revenue from our collaboration and license agreement with KKC for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, were as a result of the approval of Crysvita in Europe in November 2017 and in the U.S. in April 2018.

The decreases of $3.5 million and $21.5 million in collaboration and license revenue from our research arrangement with Bayer for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, were due to the transition of the clinical development to Bayer as part of the research arrangement.

The increases in product sales of $1.5 million and $6.7 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018 were primarily due to the approval of our products resulting in an increase in sales in the U.S. and increase in sales of certain products under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Cost of sales	$2,683	$273	$2,410	883%

	Nine Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Cost of sales	$3,901	$639	$3,262	510%

We recognized increases of $2.4 million and $3.3 million in cost of sales related to our approved products for the three and nine months ended September 30, 2019, compared to the same periods in 2018. The increases were primarily due to the commercialization of our approved products, capitalization of manufacturing and related costs which were previously expensed prior to approval, and an additional reserve on inventory of $1.9 million for the three and nine months ended September 30, 2019 for an inventory batch which did not meet our quality standards. The cost of sales included a reserve for excess inventory of $0.2 million for the three and nine months ended September 30, 2018. Prior to the approval of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period, we estimate that cost of sales for the three and nine months ended September 30, 2019 would have been approximately $2.7 million and $4.4 million, respectively, and for the three and nine months ended September 30, 2018 would have been approximately $0.4 million and $1.3 million, respectively, for our commercial product sales. These estimates included the additional $1.9 million of reserves on inventory for the three and nine months ended September 30, 2019, and $0.2 million of reserves on inventory for the three and nine months ended September 30, 2018. We expect our gross margin percentage to decrease as we produce Mepsevii at costs that reflect the full costs of manufacturing similar biologic products and as we deplete inventories that we had expensed prior to receiving FDA approval.

Research and Development Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Crysvita	$8,814	$11,358	$(2,544)	-22%
Mepsevii	4,005	6,068	(2,063)	-34%
UX007	11,428	10,793	635	6%
DTX301	11,401	4,209	7,192	171%
DTX401	7,985	3,549	4,436	125%
DTX201	289	4,367	(4,078)	-93%
Translational Research	12,893	8,417	4,476	53%
Other research costs	43,329	21,280	22,049	104%
Total research and development expenses	$100,144	$70,041	$30,103	43%

	Nine Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Crysvita	$29,345	$34,618	$(5,273)	-15%
Mepsevii	13,660	19,431	(5,771)	-30%
UX007	34,203	34,085	118	0%
DTX301	31,250	12,386	18,864	152%
DTX401	24,378	13,646	10,732	79%
DTX201	1,550	23,707	(22,157)	-93%
Translational Research	37,910	22,016	15,894	72%
Other research costs	101,998	62,491	39,507	63%
Total research and development expenses	$274,294	$222,380	$51,914	23%

Research and development expenses increased $30.1 million and $51.9 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in research and development expenses was primarily due to:

•

for Crysvita, a decrease of $2.5 million and $5.3 million for the three and nine months ended September 30, 2019, respectively, primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities, net of KKC reimbursement;

•

for Mepsevii, a decrease of $2.1 million and $5.8 million for the three and nine months ended September 30, 2019, respectively, primarily related to reduced clinical trial activity with the progressive completion of our extension studies;

•

for UX007, an increase of $0.6 million and $0.1 million for the three and nine months ended September 30, 2019, respectively, primarily related to increased filing preparation and filing milestone expense for the LC-FAOD program, net of reduced clinical trial expense for the wind down of the Glut 1 program and reduced manufacturing expense due to the timing of drug substance campaigns;

•

for DTX301, an increase of $7.2 million and $18.9 million for the three and nine months ended September 30, 2019, respectively, primarily related to increases in manufacturing, quality, and clinical activities in support of our Phase 1/2 clinical study;

•

for DTX401, an increase of $4.4 million and $10.7 million for the three and nine months ended September 30, 2019, respectively, related to clinical manufacturing process development expense, and the progressive enrollment of our Phase 1/2 clinical study;

•

for DTX201, a decrease of $4.1 million and $22.2 million for the three and nine months ended September 30, 2019, respectively, primarily related to the completion of clinical manufacturing and regulatory support activities for our Bayer collaboration agreement and the corresponding period decrease in intangible asset amortization;

•

for translational research, an increase of $4.5 million and $15.9 million for the three and nine months ended September 30, 2019, respectively, primarily related to research, process development, and manufacturing activities, including the progression of UX701, UX053, and UX068 toward IND filings; and

•

for other research and development costs, an increase of $22.0 million and $39.5 million for the three and nine months ended September 30, 2019, respectively, primarily due to the $20.0 million upfront payment to GeneTx in August 2019 which was recorded as in-process research and development expense, $15.6 million recorded for the consideration attributable to the amended Research Collaboration and License Agreement which was expensed in connection with the Arcturus transaction in June 2019, as well as increases in general operating and overhead expenses in support of our clinical and research program pipeline, net of reduced operating expense for terminated programs.

We expect our research and development expenses to continue to increase in the future as we advance our product candidates through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs, and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Selling, general and administrative	$41,006	$31,095	$9,911	32%

	Nine Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Selling, general and administrative	$119,647	$93,248	$26,399	28%

Selling, general and administrative expenses increased $9.9 million and $26.4 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in selling, general and administrative expenses was primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, stock-based compensation, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Interest income	$3,319	$2,730	$589	22%

	Nine Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Interest income	$10,468	$6,915	$3,553	51%

Interest income increased $0.6 million and $3.6 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to an increase in the balance of our invested funds and due to an increase in yields on our investment portfolio.

Gain from Sale of Priority Review Voucher (dollars in thousands)

	Nine Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Gain from sale of priority review vouchers	$—	$170,322	$(170,322)	-100%

The gain from the sale of the PRVs of $170.3 million for the nine months ended September 30, 2018 was due to the completion of the sales of the PRVs we received from the FDA in connection with the approval of Crysvita and Mepsevii. The Crysvita PRV was sold in April 2018 for net proceeds of $80.6 million, which was shared equally with KKC, and the Mepsevii PRV was sold in January 2018 for net proceeds of $130.0 million.

Investment in Arcturus Equity Securities (dollars in thousands)

The increase of our investment in Arcturus equity securities of $2.2 million and $12.0 million and for the three and nine months ended September 30, 2019 was due to the initial fair value at the time of our purchase of Arcturus common stock and option to purchase additional Arcturus stock on June 18, 2019 and the remeasurement of these securities at fair value at September 30, 2019. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value adjustments of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Other Expense (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Other expense	$(153)	$(147)	$(6)	4%

	Nine Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Other expense	$(941)	$(5,601)	$4,660	(83)%

Other expense increased by a nominal amount for the three months ended September 30, 2019 and decreased by $4.7 million for the nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The expense recognized during the nine months ended September 30, 2018 was primarily due to the recognition of cumulative foreign currency translation losses related to the substantial liquidation of subsidiaries with a functional currency other than the U.S. Dollar, which did not recur in 2019. The recognized foreign currency losses from the nine months ended September 30, 2018 were substantially offset by the reclassification adjustment reported as a component of other comprehensive income (loss).

Provision for Income Taxes (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Provision for income taxes	$(293)	$(247)	$(46)	19%

	Nine Months Ended September 30,		Dollar	%
	2018	2017	Change	Change
Provision for income taxes	$(722)	$(388)	$(334)	86%

The provision for incomes taxes increased by a nominal amount and $0.3 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. This was primarily due to the increase in commercialization activities in Europe and Latin America.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities.

As of September 30, 2019, we had $527.1 million in available cash, cash equivalents, and available-for-sale investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and available-for-sale investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

During the three and nine months ended September 30, 2019, the proceeds from our at-the-market, or ATM, offering were none and $24.8 million, respectively, after commissions and other offering costs. As of September 30, 2019, $20.7 million remained to be sold under our ATM facility. In February 2019, we completed an underwritten public offering in which we sold 5,833,333 shares of common stock and received net proceeds of approximately $330.4 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(273,344)	$(234,713)
Cash used in investing activities	(80,305)	(106,892)
Cash provided by financing activities	363,863	324,611
Effect of exchange rate changes on cash	(502)	(617)
Net increase in cash, cash equivalents and restricted cash	$9,712	$(17,611)

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

Cash used in operating activities for the nine months ended September 30, 2019 was $273.3 million and reflected a net loss of $308.9 million, $4.9 million for the amortization of the discount paid on purchased investments, and $12.0 million for an unrealized gain in the Arcturus equity securities, offset by non-cash charges of $62.3 million for stock-based compensation, $6.4 million for depreciation and amortization of an intangible asset acquired, and $0.9 million of non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $10.4 million decrease due to an increase in accounts receivable due to the commercialization of our products, a $6.6 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, a decrease of $7.0 million due to an increase in prepaid expenses and other current assets primarily due to an increase in general receivables, amounts due from a collaboration partner, and amounts owed for a tenant improvement allowance, and a $15.6 million decrease due to the addition of the right-of-use assets net of amortization during the period, offset by an increase of $1.1 million in other assets, a $0.3 million increase in accounts payable primarily due to the timing of payments and receipt of invoices, a $17.1 million increase due to the addition of lease liabilities net of amortization during the period, and a $3.8 million increase in accrued expenses and other liabilities primarily due to increased commercial and research activities and the timing of the receipt of invoices.

Cash used in operating activities for the nine months ended September 30, 2018 was $234.7 million and reflected a net loss of $109.8 million, $170.3 million for the gain from sale of the PRVs, and $1.8 million for the amortization of the discount paid on purchased investments, offset by non-cash charges of $59.0 million for stock-based compensation, $16.6 million for depreciation and amortization of intangible asset acquired, and $5.9 million of non-cash foreign currency remeasurement losses in connection with the substantial liquidation of subsidiaries due to a change in the Company’s tax structure and fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $4.0 million decrease due to an increase in accounts receivable due to the commercialization of Mepsevii and Crysvita, $4.8 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, $20.4 million decrease due to an increase in receivables, prepaid manufacturing, and other prepaid and current assets, a $0.1 million decrease due to an increase in other assets, a $0.6 million decrease in accounts payable primarily due to the timing of payments and receipt of invoices, and a $4.3 million decrease in accrued expenses and other liabilities primarily as a result of a decrease in accrued expenses due to the timing of the receipt of invoices.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $80.3 million and related to purchases of investments of $610.3 million, purchases of property and equipment of $13.3 million, and purchases of Arcturus equity securities of $14.3 million, offset by proceeds from maturities of investments of $522.5 million and the sale of investments of $35.1 million.

Cash used in investing activities for the nine months ended September 30, 2018 was $106.9 million and related to purchases of investments of $500.0 million and purchases of property and equipment of $2.9 million, offset by proceeds from the sale of PRVs of $170.3 million, proceeds from maturities of investments of $218.1 million, and the sale of investments of $7.7 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $363.9 million and was comprised of $330.4 million from the sale of common stock in our underwritten public offering in February 2019, $24.8 million from the sale of common stock in our ATM offering, and $8.6 million in net proceeds from the issuance of common stock pursuant to equity awards.

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

Contractual Obligations and Commitments

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at September 30, 2019 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$9,940	$15,360	$13,560	$8,987	$47,847
Manufacturing and service contracts	8,457	970	—	—	9,427
Total	$18,397	$16,330	$13,560	$8,987	$57,274

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2019, we had cash, cash equivalents, and investments totaling $527.1 million which includes bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the nine months ended September 30, 2019, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2019. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2019, our available cash, cash equivalents, and investments were $527.1 million. We expect we may need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

In order to successfully commercialize Crysvita and Mepsevii as well as any additional products that may result from our development programs, we are building a commercial infrastructure in North America, Europe and Latin America. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. This will be expensive and time consuming. Any failure or delay in the expansion of this infrastructure may adversely impact the commercialization of our approved products.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our products and product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our products and product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our products and product candidates, if approved. For example, deteriorating economic conditions and political instability in certain Latin American countries may cause us to experience significant delays in receiving approval for reimbursement for our products and consequently impact our product commercialization timelines in the region. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

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

We are aware of four third-party patent families that include issued U.S. patents with claims that, if valid and enforceable, could be construed to cover one or more of our gene therapy product candidates, if and when approved, or methods of their manufacture. We are also aware of two third-party patent families that include issued European claims that, if valid and enforceable, could be construed to cover certain methods that may be used in the manufacture of one or more of our gene therapy product candidates. In addition, other parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any of these patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of our products or any of our product candidates, methods of use, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize our products or a product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (“IPR&D”) related to DTX301 and DTX401. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of September 30, 2019.

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

Our business strategy includes international expansion. We currently conduct clinical studies and regulatory activities and we also commercialize products outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

We may acquire or invest in businesses or products that we believe could complement or expand our business or otherwise offer growth opportunities. For example, we acquired Dimension in November 2017 and during the third quarter 2019, we entered into an agreement with GeneTx Biotherapeutics LLC (GeneTx) to collaborate on the development of a product for the treatment of Angelman Syndrome which included an exclusive option to acquire GeneTx. The pursuit of potential acquisitions or investments may divert the attention of management and may cause us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in completing or realizing anticipated benefits from such transactions.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2019, 2,648,552 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2019, 2,740,058 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 5, 2019	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2019	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2019	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Corporate Controller (Principal Accounting Officer)