Form 10-K
period 2019-12-31
Ultragenyx Pharmaceutical Inc.
filed 2020-02-14
CIK 1515673

p

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2019 was approximately $2.7 billion, based upon the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 10, 2020, the Company had 57,888,859 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders, to be held on or about June 26, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are typically no approved therapies treating the underlying disease.

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

Our Strategy

The critical components of our business strategy include the following:

•

Focus on rare and ultra-rare genetic diseases with significant unmet medical need and clear biology. There are numerous rare and ultra-rare genetic diseases that currently have no drug therapy approved that treat the underlying disease. Patients suffering from these diseases often have a significant morbidity and/or mortality. We focus on developing and commercializing therapies for multiple such indications with the utmost urgency. We also focus on diseases that have biology that is well understood. We believe that developing drugs that directly impact known disease pathways will increase the probability of success of our development programs. Our modalities of small molecules, biologics, gene therapy, and nucleic acids provide us with what we believe is an optimal set of options to treat metabolic genetic diseases by selecting the best treatment strategy available for each disease.

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

•

Commercialize through patient-focused global organization. We seek to commercialize our products in North America, the European Union, or EU, and United Kingdom, Latin America, and select international markets. We have established our own commercial organization in these markets and a network of third-party distributors in smaller markets. We believe our commercial organization is highly specialized and focused, due to the nature of rare disease treatment. In the United States, we have a team of patient diagnosis liaisons who are responsible for finding new doctors with patients with the disease, a separate team of UltraCare Liaisons who assist physicians in placing patients on therapy, and UltraCare Guides who support patients and their families with treatment or reimbursement needs. In addition, we offer a free drug program for patients who are actively navigating the reimbursement process.

Approved Products and Clinical Product Candidates

Our current approved products and clinical-stage pipeline consist of three product categories: biologics, small molecules, and gene therapy product candidates.

We have two commercially approved products, Crysvita® (burosumab) for the treatment of X-linked hypophosphatemia, or XLH, and Mepsevii® (vestronidase alfa) for the treatment of mucopolysaccharidosis VII, or MPSVII or Sly Syndrome, and three additional product candidates in the clinical pipeline. The following table summarizes our approved products and clinical product candidate pipeline:

Approved Products

Crysvita for the treatment of XLH

Crysvita is an antibody administered via subcutaneous injection that targets fibroblast growth factor 23, or FGF23, developed for the treatment of XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. There are approximately 48,000 patients with XLH in the developed world, including approximately 36,000 adults and 12,000 children. Crysvita is the only approved treatment that addresses the underlying cause of XLH. Crysvita is approved in the United States for the treatment of XLH in adult and pediatric patients six months of age and older, and in Canada for the treatment of XLH in adult and pediatric patients one year of age and older. In the European Union, or the EU, and the United Kingdom, Crysvita is conditionally approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. A filing to expand the label to include adults with XLH was submitted in November 2019 by our partner, Kyowa Kirin International, or Kyowa Kirin, in the EU and the United Kingdom. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

In September 2019, we announced that the U.S. Food and Drug Administration, or FDA, approved a label expansion for Crysvita. The label was updated to include new clinical data demonstrating superiority of treatment with Crysvita versus oral phosphate and active vitamin D (conventional therapy) in pediatric patients with XLH, and improvement in stiffness and maintenance of efficacy of Crysvita in adult patients with longer-term treatment. The indication was also expanded to include infants as young as six months of age.

In December 2019, we sold to Royalty Pharma for $320.0 million our royalty interest in Crysvita in the European territory (defined below), where it is being commercialized by KKC.

Mepsevii for the treatment of MPS VII

Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the United States for the treatment of children and adults with MPS VII. In the EU and the United Kingdom, Mepsevii is approved under exceptional circumstances for the treatment of non-neurological manifestations of MPS VII for patients of all ages. In Brazil, Mepsevii is approved for the treatment of MPS VII for patients of all ages

Please see “—License and Collaboration Agreements—Approved Products—Saint Louis University” for a description of our license agreement with Saint Louis University.

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

In December 2019, we submitted an sBLA to the FDA for Crysvita for the treatment of FGF23-related hypophosphatemia associated with phosphaturic mesenchymal tumors, or tumor-induced osteomalacia or TIO, which cannot be curatively resected or localized. We expect to hear back from FDA on submission acceptance and review designation in February 2020.

Please see “—License and Collaboration Agreements—Approved Products—Kyowa Hakko Kirin” for a description of our collaboration and license agreement with KKC.

UX007 for the treatment of Long Chain Fatty-Acid Oxidation Disorders, or LC-FAOD

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied for the treatment of LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. There are currently no approved drugs or treatments specifically for LC-FAOD. The current standard of care for LC-FAOD includes diligent prevention of fasting combined with the use of low-fat/high-carbohydrate diets, carnitine supplementation in some cases, and medium even-chain triglyceride oil supplementation. Despite management with the current standard of care, many patients continue to suffer significant morbidities and mortality. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

In January 2019, we announced positive topline data from the ongoing long-term extension study of UX007 in patients with LC-FAOD, demonstrating sustained reductions in the duration and frequency of MCEs and a long-term safety profile similar to what has previously been seen with UX007. A total of 75 patients are enrolled in the study including 24 patients who were previously enrolled in the company-sponsored Phase 2 study, 20 naïve patients who had not previously been treated with UX007 and 31 patients from expanded access or investigator-sponsored studies. Patients who previously completed the Phase 2 company-sponsored study and rolled over to the extension study received treatment for an additional 78 weeks. The median annualized MCE and duration rates during the extension treatment period were zero. Over the entire treatment period, patients had a 67 percent reduction in median annualized event rate and a 66 percent reduction in the median annualized duration rate. Patients who were naïve to UX007 at study entry have received up to 78 weeks of treatment. These patients have demonstrated a 70 percent reduction in the median annualized event rate (2.3 events/year pre-UX007 to 0.7 events/year during extension study treatment period) and an 80 percent reduction in the median annualized duration rate (10.0 days/year pre-UX007 treatment to 2.0 days/year during extension study treatment period). Overall, the safety profile observed in the long-term extension study was consistent with what has been previously observed with UX007. The most common treatment-related adverse events were diarrhea, vomiting, and abdominal pain. One patient discontinued due to a treatment-related adverse event. There were two deaths during the extension study, both deemed to be related to disease progression and not due to treatment with UX007. One of these patients was naïve to UX007 and one was previously in an investigator-sponsored study. Both patients had Trifunctional Protein (TFP) Deficiency type LC-FAOD, a type known to have a high mortality rate, and both had experienced severe disease manifestations when initiating UX007 treatment in the extension study.

In October 2019, we announced that the FDA accepted our NDA for UX007 for the treatment of LC-FAOD. The FDA assigned a PDUFA date of July 31, 2020. An Advisory Committee meeting is not expected at this time. The NDA filing is supported by a comprehensive package of data including results from a Company-sponsored Phase 2 study of UX007 in 29 patients, a long-term safety and efficacy extension study in 75 patients including 20 patients who were previously naïve to UX007, a retrospective medical record review of 20 original compassionate use patients, 67 patients treated through expanded access, and a randomized controlled investigator-sponsored study of 32 patients showing an effect on cardiac function. We have also submitted an application to regulatory authorities in Brazil, and we have initiated discussions with other regulatory authorities in the EU and the United Kingdom and Canada.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Baylor Research Institute” for a description of our license agreement with Baylor Research Institute.

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. Hypoglycemia in patients with GSDIa can be life-threatening, and the accumulation of the complex sugar glycogen in certain organs and tissues can impair the ability of these tissues to function normally. If chronically untreated, patients can develop severe lactic acidosis, progress to renal failure, and potentially die in infancy or childhood. There are no approved pharmacologic therapies. GSDIa is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. DTX401 has been granted Orphan Drug Designation in both the United States and in the EU and the United Kingdom, Regenerative Medicine Advanced Therapy (RMAT) designation and Fast Track designation in the United States. In January 2019, we announced positive topline data from the first dose cohort (n=3, dose of 2.0 x 10^12 GC/kg) of the Phase 1/2 study of DTX401 in GSDIa. All three patients in Cohort 1 demonstrated clinically meaningful improvements in glucose control shown by time to hypoglycemia and reductions in cornstarch requirements.

In September 2019, we announced positive data from the second dose cohort (n=3, dose of 2.0 x 10^12 GC/kg) of the ongoing Phase 1/2 study of DTX401. All three patients in Cohort 2 showed a clinical response with improvements in glucose control and other metabolic parameters compared to baseline, and all three patients in Cohort 1 continued to demonstrate long-term, durable responses. All patients demonstrated increases in time to hypoglycemia compared to baseline during a controlled-fasting challenge, normalization of daily glucose levels which has allowed for clinically significant reductions in the amount of cornstarch, and meaningful improvements in assessments including lower lactate levels after treatment and early reductions in liver fat fraction. As of the data cutoff date of August 31, 2019, there have been no infusion-related adverse events and no treatment-related serious adverse events reported. All adverse events have been Grade 1 or 2. Four of the six patients in Cohorts 1 and 2 had mild, asymptomatic elevations in alanine aminotransferase (ALT), similar to what has been observed in other programs using AAV-based gene therapy, and were successfully treated with a reactive tapering course of steroids. Based on these results, we proceeded to a confirmatory expansion cohort of three additional patients at the second cohort dose of 6.0 × 10^12 GC/kg. All three patients have been dosed and data from the expansion cohort are expected in the first half of 2020. If the expansion cohort results are consistent with those observed to date, then the Phase 3 trial expected to begin in 2020 would study this dose level.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—REGENXBIO Inc.” for a description of our license agreement with REGENXBIO Inc.

DTX301 for the treatment of ornithine transcarbamylase, or OTC, deficiency

DTX301 is an AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We estimate that there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the United States and in the EU and the United Kingdom and Fast Track Designation in the United States.

In January 2020, we announced data from the third dose cohort and longer-term data from the first two dose cohorts of the Phase 1/2 study of DTX301. The data demonstrated that up to six of the nine patients demonstrated a response as of the data cutoff date of December 9, 2019. In Cohort 3 (n=3, dose of 1.0 × 10^13 GC/kg), there were two confirmed female responders as well a third potential male responder who requires longer-term follow-up to confirm response status. In Cohort 2 (n=3, dose of 6.0 × 10^12 GC/kg), one female patient newly demonstrated a response starting at Week 52 which was confirmed at Week 78. Two previously disclosed responders in Cohort 1 (n=3, dose of 2.0 × 10^12 GC/kg) and Cohort 2 have remained clinically and metabolically stable at 104 and 78 weeks, respectively. As of the data cutoff date, there have been no infusion-related adverse events and no treatment-related serious adverse events reported in the study. All adverse events have been Grade 1 or 2. All three patients in Cohort 3 had mild, clinically asymptomatic elevations in ALT levels, similar to what has been observed in other programs using AAV-based gene therapy. All three patients have been responding to reactive tapering courses of steroids, and all patients remain clinically stable.

A fourth cohort is enrolling three patients at the 1.0 × 10^13 GC/kg dose, using prophylactic steroids. Patients will receive an 8-week tapering regimen of prophylactic steroids, starting at least 5 days prior to dosing with DTX301 at a starting steroid dose of 60 mg/day. The first patient is expected to be enrolled in the first half of 2020, and data from the prophylactic steroid cohort are expected in the second half of 2020.

We have also had discussions with the FDA regarding the potential Phase 3 study design. Ammonia is expected to be a primary endpoint based on direct FDA feedback to date, with ureagenesis as a measure of biologic activity that supports the decision for patients to discontinue alternate pathway medications.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—REGENXBIO Inc.” for a description of our license agreement with REGENXBIO Inc.

DTX201 for the treatment of Hemophilia A

DTX201 (BAY 2599023) is a Factor VIII gene therapy program for the treatment of hemophilia A that is partnered with Bayer Healthcare LLC, or Bayer, utilizing our proprietary HeLa platform. Hemophilia A is the most common form of hemophilia with approximately 144,000 patients in the developed world. Data from the first dose cohort (n=2, dose of 5.0 x 10^12 GC/kg) of the Phase 1/2 study of DTX201 in hemophilia A was presented at the American Society of Hematology Annual Meeting in December 2019, and longer-term data from the first dose cohort and new data from the second dose cohort (n=2, dose of 1.0 x 10^13 GC/kg), was presented at the European Association for Haemophilia and Allied Disorders conference in February 2020. One patient in Cohort 1 and both patients in Cohort 2 demonstrated clinically meaningful improvements in FVIII levels. The patient in Cohort 1 experienced four bleeds post-treatment compared to 99 bleeds the prior year. Both patients in dose cohort 2 achieved clinically meaningful FVIII levels out to 24 and 30 weeks. Patient 4 in Cohort 2 has been bleed-free and treatment-free for up to seven months, as of the data cutoff. Patient 4 had mild ALT/AST elevations that were managed with a short tapering course of corticosteroids. Dose escalation in the Phase 1/2 study is ongoing.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Bayer” for a description of our license agreement with Bayer.

GTX-102 for the treatment of Angelman Syndrome

GTX-102, is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder, in collaboration with GeneTx Biotherapeutics LLC, or GeneTx.

In September 2019, we announced that the FDA granted Orphan Drug Designation and Rare Pediatric Disease Designation to GTX-102 for the treatment of Angelman syndrome.

In January 2020, we announced that GeneTx’s IND Application for GTX-102 was filed with the FDA and is now active. Enrollment in the Phase 1/2 study is expected to begin in the first half of 2020.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—GeneTx” for a description of our collaboration agreement with GeneTx.

Preclinical Pipeline

UX701 for the treatment of Wilson Disease

UX701 is in preclinical development for Wilson disease, a rare inherited disorder caused by mutations in the ATP7B gene, which results in deficient production of ATP7B, a protein that transports copper. Loss of function of this copper-binding protein results in the accumulation of copper in the liver and other tissues, most notably the central nervous system. Patients with Wilson disease experience hepatic, neurologic and/or psychiatric problems. Those with liver disease can experience such symptoms as fatigue, lack of appetite, abdominal pain and jaundice, and can progress to fibrosis, cirrhosis, life-threatening liver failure and death. Wilson disease can be treated by reducing copper absorption or removing excess copper from the body using life-long chelation therapy, but unmet needs exist because some treated patients experience clinical deterioration and severe side effects. Wilson disease affects more than 50,000 individuals in the developed world. An IND for UX701 is expected by the end of 2020.

UX053 for the treatment of glycogen storage disease type III, or GSDIII

Our preclinical candidate UX053 is being developed for the treatment of GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII can cause hepatomegaly, hypoglycemia, hyperlipidemia, some progressive liver cirrhosis, and muscle disease later in life, and affects more than 10,000 patients in the developed world.

Please see “—License and Collaboration Agreements—Preclinical Pipeline—Arcturus” for a description of our collaboration agreement with Arcturus.

UX068 for the treatment of creatine transporter deficiency, or CTD

UX068 is in preclinical development for the treatment of CTD, an X-linked recessive disorder due to mutations in the SLC6A8 gene. Patients with CTD can suffer from CNS deficits, seizures, progressive intellectual disability, autism, speech/language/gross motor delays, and muscle hypotonia and hypotrophy. CTD affects an estimated 30,000 to 50,000 patients in the developed world.

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

With respect to UX007/triheptanoin, there are currently no approved drugs or treatments for patients with LC-FAOD. LC-FAOD is commonly treated with diet therapy and MCT oil. UX007 may compete with this approach. Although we believe that UX007 should be considered a drug and will be regulated that way, it is possible that other companies or individuals may attempt to produce triheptanoin for use in LC-FAOD. Investigators are testing triheptanoin in clinical studies across multiple indications, including LC-FAOD. It is also possible that other companies may produce, develop, and commercialize other medium odd-chain fatty acids, or completely different compounds, to treat LC-FAOD. Other companies may also utilize other approaches, such as gene therapy, to treat LC-FAOD. In addition, Reneo Pharmaceuticals is developing REN001, a PPAR delta agonist, in Phase 1b for LC-FAOD and other genetic myopathies.

With respect to DTX301, the current treatments for patients with OTC deficiency are nitrogen scavenging drugs and severe limitations in dietary protein. Drug therapy includes sodium phenylbutyrate (Buphenyl) and glycerol phenylbutyrate (Ravicti), both nitrogen scavengers that help eliminate excess nitrogen, in the form of ammonia, by facilitating its excretion. A novel formulation of sodium phenylbutyrate, ACER-001, is in Phase 2 clinical testing by Acer Therapeutics. During a metabolic crisis, patients routinely receive carbohydrate and lipid rich nutrition, including overnight feeding through a nasogastric tube, to limit bodily protein breakdown and ammonia production. In acute cases, ammonia must be removed by dialysis or hemofiltration. Liver transplant may also be a solution for OTC deficiency. In addition, Kaleido Biosciences is developing KB195, a synthetic glycan, in Phase 2 for urea cycle disorders, including OTC deficiency.

With respect to DTX401, there are currently no pharmacologic treatments for patients with GSDIa and we are not aware of any programs in clinical development.

With respect to GTX-102, there are currently no approved drugs for Angelman syndrome. Many patients take general treatments to try to manage specific symptoms, such as seizures or sleep disturbances, but there are no treatments available that address the underlying biology of the disease. We are aware of other ASOs in preclinical development for Angelman syndrome, as well as gene therapy programs. In addition, Ovid Therapeutics is developing OV101, a GABAA receptor agonist, in Phase 3 for Angelman syndrome.

License and Collaboration Agreements

Our products and current product candidate pipeline have been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Following is a description of our significant license and collaboration agreements.

Approved Products

Kyowa Kirin Co., Ltd.

In August 2013, we entered into a collaboration and license agreement with KKC. Under the terms of this collaboration and license agreement, as amended, we and KKC currently collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the United States and Canada, or the “profit-share territory”, and in the EU, United Kingdom, and Switzerland, or the European territory, and we have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KKC, we are the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date; we are also the lead party for core development activities conducted in Japan and Korea for which the core development plan is limited to clinical trials mutually agreed to by us and KKC. We share the costs for development activities in the profit-share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KKC and KKC is responsible for 100% of the costs for development activities in Japan and Korea. In April 2023, which is the transition date for the profit-share territory, and following the applicable transition date for the European territory, KKC will become the lead party and be responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the EU in February 2018 and was approved by the FDA in April 2018. As described below, we and KKC share commercial responsibilities and profits in the profit-share territory until April 2023, KKC has the commercial responsibility in the European territory, and we are responsible for commercializing burosumab in Latin America.

In the profit-share territory, KKC books sales of products and we have the sole right to promote the products for a specified period of time, with KKC increasingly participating in the promotion of the products until April 2023, which is five years from commercial launch, after which KKC will have the right to promote the products, subject to a limited promotion right retained by us. See “Item I.A. Risk Factors” for additional information on the risks related to the expiration of our exclusive right to promote Crysvita in the profit-share territory. In the European territory, KKC books sales of products and has the sole right to promote and sell the products. In Latin America, we book sales of products and have the sole right to promote and sell the products.

KKC manufactures and supplies all quantities of product for clinical studies. KKC also supplies all quantities of product for commercial sales in the profit-share territory and in Latin America. The supply price in the profit-share territory and Latin America is 35% of net sales price through December 31, 2022 and 30% thereafter.

The remaining profit or loss from commercializing products in the profit-share territory is shared between us and KKC on a 50/50 basis until April 2023. Thereafter, we will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range in the profit-share territory, intended to approximate the profit-share. KKC is also required to pay a royalty of up to 10% based on net sales in the European territory. We sold our interest in the European territory royalty to Royalty Pharma in December 2019. In Latin America, we pay to KKC a low single-digit royalty on net sales. Our and KKC’s obligations to pay royalties will continue on a country-by-country basis for so long as we or KKC, as applicable, are selling products in such country.

In May 2017, we signed an agreement with a wholly-owned subsidiary of KKC pursuant to which we were granted the right to commercialize Crysvita in Turkey. KKC’s subsidiary has the option to assume responsibility for commercialization efforts from us, after a certain minimum period.

The collaboration and license agreement will continue for as long as products in the field of orphan diseases are sold in the profit-share territory, European territory, Turkey, or Latin America, unless the agreement is terminated in accordance with its terms.

KKC may terminate the agreement in certain countries or territories based upon our failure to meet certain milestones. Specifically, if we do not make a first commercial sale, on a country-by-country basis, in Latin America by certain deadlines, KKC may terminate the agreement only with respect to the applicable territory or country in which the milestone was not timely met. In certain circumstances, we have the right to obtain an extension of the applicable deadline by making a payment to KKC in the low single-digit to low double-digit millions of dollars, depending on the milestone. Also, in the event of the occurrence of certain excusable delays, the deadline for meeting the applicable milestone above is extended to account for the period of the delay. Furthermore, either party may terminate the agreement for the material breach or bankruptcy of the other party. In any event of termination by KKC, unless such termination is the result of KKC’s termination for certain types of breach of the agreement by us, we may receive low single-digit to low double-digit royalties on net post-termination sales by KKC in one or more countries or territories, the amount of which varies depending on the timing of, and reason for, such termination. In any event of termination, our rights to Crysvita under the agreement and our obligations to share development costs will cease, and the program will revert to KKC, worldwide if the agreement is terminated as a whole or solely in the terminated countries if the agreement is terminated solely with respect to certain countries.

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

Under the license agreement, upon reaching a certain level of worldwide sales of the product, we will pay to SLU a low single-digit royalty on net sales of the licensed products in any country or region, subject to certain potential deductions. Our obligation to pay royalties to SLU continues on a country-by-country basis until the expiration of the last-to-expire licensed patent covering the product in such country or, in the United States, Japan, and Europe, until the later expiration of any orphan drug exclusivity. We may terminate the agreement for convenience at any time and SLU may terminate the agreement for our material breach, bankruptcy, or challenge of the licensed patents or technology, and SLU may terminate the agreement or render our license non-exclusive if we fail to meet our diligence obligations. Unless terminated as set forth above, this license agreement continues in full force and effect until the latest of expiration of the last patent based on technology licensed under the agreement, at which point our license becomes fully paid.

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

REGENXBIO Inc.

In October 2013, we entered into an exclusive license agreement with REGENXBIO Inc., or REGENX, under which we were granted an option to develop products to treat hemophilia A, OTC deficiency and GSDIa. Under the 2013 license agreement, REGENX granted us an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indications, subject to certain exclusions. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2013 license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, low to mid single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees, if any, owed by REGENX to its licensors as a result of our activities under the 2013 license agreement. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2013 license agreement will expire upon the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable in all the countries of the world. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. Subject to certain obligations to Bayer, we may terminate the 2013 license agreement upon prior written notice or for a material breach. REGENX may terminate the license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2013 license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

In March 2015, we entered into an option and license agreement with REGENX under which we were granted an option to develop product candidates to treat Wilson disease and another disease indication. We have exercised our options available to develop a product candidate under this agreement. The 2015 option and license agreement grants us an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indications, subject to certain exclusions. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2015 option and license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, mid to high single-digit royalty percentages on net sales of licensed products, and mid-single to low double-digit percentages of any sublicense fees we receive from sublicenses for the licensed intellectual property rights. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2015 option and license agreement will expire upon the expiration of the royalty obligations with respect to all licensed products for all licensed indications under all licenses granted under all exercised commercial options. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. We may terminate the 2015 option and license agreement upon prior written notice or for a material breach. REGENX may terminate the 2015 option and license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2015 option and license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

Bayer

In June 2014, we entered into an agreement with Bayer to research, develop and commercialize AAV gene therapy products for treatment of hemophilia A, which was amended and restated in June 2019. Under this agreement, we granted Bayer an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. We are responsible for the development of DTX201 through a proof-of-concept clinical trial, with reimbursement from Bayer for project costs. Bayer is responsible operationally, including for conducting the proof-of-concept clinical trial, and will incur the costs of the conduct of the trial. Upon the successful demonstration of clinical proof of concept, Bayer agreed to use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product.

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

GeneTx

In August 2019, we announced an agreement with GeneTx to collaborate on the development of GeneTx’s GTX-102. Under the terms of the agreement, we made an upfront payment of $20.0 million which included an exclusive option to acquire GeneTx. This option may be exercised any time prior to 30 days following notice of FDA acceptance of the IND for GTX-102. In February 2020, we paid $25.0 million following acceptance of the IND to maintain the option to acquire GeneTx until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. If we exercise the purchase option, we will pay a purchase price to acquire GeneTx, payments upon achieving regulatory and commercial milestones, and royalties on any product sales.

Preclinical Pipeline

Arcturus

We signed a research collaboration and license agreement with Arcturus to develop mRNA therapeutics for select rare disease targets in October 2015. The Arcturus collaboration may help us address a wider range of rare diseases than possible with current approaches. As part of the collaboration, Arcturus will utilize its UNA Oligomer™ chemistry and LUNAR™ nanoparticle delivery platform to initially design and optimize mRNA therapeutics for two targets selected by us; we also have the option to add up to eight additional targets during the collaborative research period.

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

We own or in-license a number of patents in the U.S. and foreign countries that cover our products, product candidates, and methods of their use. With respect to our owned or in-licensed issued patents in the U.S. and Europe, we may be entitled to obtain an extension of patent term to extend the patent expiration date. For example, in the U.S., this extended coverage period is known as patent term extension (PTE) and can only be obtained provided we apply for and receive a marketing authorization for a product. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. In Europe, Supplementary Protection Certificates (SPC) may also be available to patents, which would be available by applying to the member states. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. The exact duration of the extension depends on the time we spend in clinical studies as well as getting marketing approval from the FDA. The exclusivity positions for our commercial products, Mepsevii and Crysvita, and our clinical-stage product candidates as of December 31, 2019 are summarized below.

Crysvita (Burosumab) Exclusivity

We have in-licensed rights from KKC to patents and patent applications relating to Crysvita and its use for the treatment of XLH and various other hypophosphatemic conditions. Pursuant to this license, we have rights to a number of issued patents and pending applications, including five issued U.S. patents, as well as patents and applications in other jurisdictions covering generic and specific antibodies against FGF23 as well as their use for the treatment of XLH and related conditions. The patent terms for the issued patents in the U.S. are from 2022 to 2029 (without extension of patent term), while the issued patents outside the U.S. expire between 2021 and 2028 (without extension of patent term). KKC has applied for an extension of patent term in the U.S. and Europe for Crysvita to 2032 and 2033, respectively. We also jointly own with KKC a pending application in the U.S. and corresponding foreign patent applications relating to dosing regimens for administration of anti-FGF23 antibodies, including Crysvita. Any patents issuing from these jointly-owned applications would be expected to expire in 2035. In addition to the foregoing patent protections, Crysvita is protected in the U.S. by regulatory data exclusivity until 2030 and by orphan drug exclusivity for treating XLH until 2025.

Mepsevii (Vestronidase Alfa) Exclusivity

We own four issued U.S. patents covering Mepsevii and its use in the treatment of lysosomal storage disorders such as MPS VII. The patents in the U.S. expire in 2035. Mepsevii is also protected in the U.S. by regulatory data exclusivity until 2029 and by orphan drug exclusivity for treating MPS VII until 2024. Outside the U.S., we own issued patents expiring in 2035 in Australia, China, Colombia, Europe, Japan, Mexico, Russia, and Singapore, as well as pending patent applications in other territories, which cover Mepsevii and its use in the treatment of MPS VII.

UX007 Exclusivity

We have an exclusive license from the Baylor Research Institute, or BRI, to patents and patent applications relating to the UX007 composition and its use for the treatment of FAOD. In the U.S., the in-licensed BRI patent portfolio includes issued patents with claims covering the UX007 composition that expire between 2020 and 2025 (without extension of patent term). The BRI portfolio additionally includes issued U.S. and foreign patents with claims covering the use of UX007 for the treatment of FAOD that expire in 2020 (without extension of patent term). We also own a pending U.S. patent application and corresponding foreign patent applications relating to our pharmaceutical-grade UX007 composition. Any patents issuing from these owned applications would be expected to expire in 2034. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. UX007 has received orphan designation in the U.S. for FAOD and in Europe for various subtypes of FAOD.

DTX301 Exclusivity

We have in-licensed patents and patent applications owned by the University of Pennsylvania, or UPENN, relating to various adeno-associated viruses and vectors utilizing the capsids of those viruses. These patents and patent applications are licensed or sublicensed to REGENXBIO and sublicensed to us. Our product candidate DTX301 utilizes an AAV8 capsid and a codon-optimized version of the OTC gene. The in-licensed patents relevant to the AAV8 capsid expire between 2022 and 2024 in the U.S., and in 2022 in foreign countries. Our in-license also includes an issued U.S. patent expiring in 2035 (without extension of patent term) and corresponding foreign patent applications covering the codon-optimized version of the OTC gene used in DTX301. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. DTX301 for the treatment of OTC deficiency has received orphan drug designation in the U.S. and Europe.

DTX401 Exclusivity

We have two in-licenses to patents and patent applications covering elements of our DTX401 product candidate. First, we have in-licensed patents owned by UPENN and sublicensed to us by REGENXBIO relating to the AAV8 capsid used in DTX401 that expire between 2022 and 2024 in the U.S., and in 2022 in foreign countries. Second, we have a non-exclusive license from the National Institutes of Health (NIH) to issued U.S. and European patents expiring in 2034 (without extension of patent term) and corresponding patent applications in other territories covering a recombinant nucleic acid construct used in DTX401 that includes a codon-optimized version of the G6Pase gene. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. DTX401 for the treatment of GSD1a has received orphan drug designation in the U.S. and Europe.

Trademarks

We have registered trademarks covering the Ultragenyx word mark in the U.S. and multiple other jurisdictions. In addition, we have a registered trademark in the U.S. covering a stylized design of our Ultragenyx Pharmaceutical logo. We also have registered trademarks in the U.S. and other territories relating to our Mepsevii brand name for vestronidase alfa. We additionally have a license from KKC to registered trademarks covering the Crysvita brand name for burosumab in the U.S., Canada, Turkey, and various Latin American territories.

Other

We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our ownership of know-how and trade secrets through an active program of legal mechanisms including assignments, confidentiality agreements, material transfer agreements, research collaborations, and licenses.

Manufacturing

We currently contract with third parties for the manufacturing and testing of our products and product candidates for use in preclinical, clinical, and commercial applications. We do not own or operate manufacturing facilities for the cGMP production of clinical or commercial quantities of our product candidates. We do, however, have process and analytical development and QC lab capabilities focused on the gene therapy technologies. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has minimized the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee our contract manufacturers. All of our third-party manufacturers are subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our drugs for commercial sales.

While our third-party manufacturers have met our current manufacturing requirements, we intend to build our own GMP gene therapy manufacturing plant to mitigate potential program timeline delays, control manufacturing costs and reduce manufacturing lead times. The recent addition of GMP QC lab capabilities is an example of this strategy. For the other non-gene therapy modalities, we primarily use third-party manufacturers to meet our projected needs for commercial manufacturing. Third parties with whom we currently work, might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

Products

Mepsevii

The Mepsevii drug substance and drug product are manufactured by Rentschler Biopharma SE, or Rentschler, under non-exclusive commercial supply and services agreements effective December 2017 and January 2018, respectively. The drug substance agreement has an initial term of five years, which will be automatically extended for another five years following the initial term, and will continue in full force and effect for its term unless earlier terminated. Following the initial term, we and Rentschler can withdraw from the agreement without cause upon prior notice for specified periods. In addition, either party may terminate the agreement if the other party breaches a material provision of the agreement and such breach remains uncured for a specified period following receipt by the breaching party of written notice of such breach. The drug product agreement expires on December 31, 2025 and will continue in full force and effect for its term unless earlier terminated. Either party may terminate the agreements with immediate effect if the other party violates or breaches certain obligations set forth in the agreement, undergoes a material change in control, or infringes its intellectual property rights. We can also terminate the agreements if Rentschler loses the right to operate under the agreement. Either party can also terminate the agreements if Rentschler is unable to deliver its agreed upon services for a certain period in the case of a force majeure event. The cell line to produce Mepsevii is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available. We intend to transfer the fill and finish activities for the manufacture of Mepsevii to a new site as the Rentschler manufacturing site in Laupheim, Germany is being discontinued. In preparation of this activity, we intend to maintain sufficient inventory levels as we identify an alternative supplier and transfer the fill and finish activities for Mepsevii to such supplier. See “Item IA. Risk Factors” for additional information on the risks associated with the transfer of the Mepsevii finish and fill activities to an alternative supplier.

Crysvita

The drug substance and drug product for burosumab are made by KKC in Japan under the collaboration and license agreement with KKC. The cell line to produce burosumab is specific for this product and is in KKC’s control. All other raw materials are commercially available.

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

Commercialization and Product Support

We have built our own commercial organizations in North America, Europe and Latin America to effectively support the commercialization of our products and product candidates, if approved, and we expect to expand on these efforts. Our intention is to expand our product portfolio and its geographic scope, whether via acquisition, strategic partnerships, or through the continued development of our proprietary pipeline. We may elect to utilize strategic partners, distributors, or contract management organizations to assist in the commercialization of our products. The commercial infrastructure for rare disease products typically consists of a targeted, specialty field organization that educates a limited and focused group of physicians supported by field management and internal support teams, which includes our patient support services hub and distribution team. One challenge, unique to commercializing therapies for rare diseases, is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations. Our management team focuses on maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

Additional capabilities important to the rare disease marketplace include the management of key stakeholders such as managed care organizations, group-purchasing organizations, specialty pharmacies, and government accounts. To develop the appropriate commercial infrastructure, we will have to invest a significant amount of financial and management resources, some of which will be committed prior to regulatory approval of the products that they are intended to support.

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

Furthermore, the FDA has made available expedited programs to sponsors of regenerative medicine therapies that have been granted designation as a regenerative medicine advanced therapy (RMAT). Regenerative medicine therapies include cell therapies, therapeutic tissue engineering products and human cell and tissue products. A sponsor may seek RMAT designation if its regenerative medicine product is intended for a serious condition and preliminary clinical evidence indicates that the regenerative medicine therapy has the potential to address unmet medical needs for such condition.

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

Authorization Procedures

Medicines can be authorized by using the centralized authorization procedure or national authorization procedures. The centralized authorization procedure results in a single marketing authorization issued by the European Medicines Agency, or EMA, that is valid across the European Economic Area, or EEA, which is comprised of the 27 member states of the EU plus Norway, Iceland, and Lichtenstein. The centralized procedure is compulsory for human medicines that are derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and officially designated orphan medicines. Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU country; or (iii) they can be authorized in a EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization (mutual recognition procedure).

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

Other Healthcare Laws and Compliance Requirements

We are subject to various laws targeting, among other things, fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing, and education programs. The laws that may affect our ability to operate include:

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

Customers

Our customers include collaboration partners, drug wholesalers, and retail pharmacy distributors. For the year ended December 31, 2019, 80% of our total revenues were generated under our collaboration agreement with KKC.

Employees

As of December 31, 2019, we had 740 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Annual Report, including our financial statements and notes thereto, before deciding to invest in our common stock. If any of the following risks actually materialize, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment

Risks Related to Our Financial Condition and Capital Requirements

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

We are a biopharmaceutical company with a history of operating losses, and anticipate continuing to incur operating losses for the foreseeable future. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have devoted substantially all of our financial resources to identifying, acquiring, and developing our products and product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing selling, general and administrative support for these operations. The amount of our future net losses will depend, in part, on non-recurring events, the success of our commercialization efforts, and the rate of our future expenditures. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing products and product candidates;
•	change or add additional manufacturers or suppliers;
•	seek to expand upon or build our own manufacturing-related facilities and capabilities, including our plan to build our own GMP gene therapy manufacturing plant;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	continue to establish Medical Affairs field teams to initiate relevant disease education;
•	continue to establish a marketing and distribution infrastructure and field force to commercialize our products and any product candidates for which we may obtain marketing approval;
•	continue to manage our international subsidiaries and establish new ones;
•	continue to operate as a public company and comply with legal, accounting and other regulatory requirements;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies, and/or businesses;
•	make milestone or other payments under any license or other agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our commercialization efforts; and
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

If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our products, even if they receive regulatory approval.

We expect we may need to raise additional capital to fund our activities. This additional financing may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

As of December 31, 2019, our available cash, cash equivalents, and investments were $760.4 million. We expect we may need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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
•

the terms and timing of any collaborative, licensing, acquisition (including whether we exercise our option to acquire GeneTx pursuant to the terms of our Unitholder Option Agreement with them), and other arrangements that we may establish, including any required milestone, royalty, and reimbursements or other payments thereunder.

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transaction with Royalty Pharma or through collaborative partnerships, strategic alliances, and licensing or other arrangements and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For example,

•

we estimate that approximately 8,000 patients in the developed world suffer from late-onset OTC deficiency, for which DTX301 is being studied, and these all may not be treatable if they are immune to the virus; and

•	we estimate that approximately 6,000 patients worldwide suffer from GSDIa, for which DTX401 is being studied, and these all may not be treatable if they are immune to the virus.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Our product candidates are in development and the safety profile has not been established. For example, in a completed Phase 2 study, LC-FAOD patients treated with UX007 experienced treatment-related adverse events, the most common of which were diarrhea, abdominal/gastrointestinal pain, nausea, and vomiting. There was one treatment-related serious adverse event of moderate gastroenteritis with vomiting. There were two deaths during the LC-FAOD extension study, both deemed to be related to disease progression and not due to treatment with UX007. Gene therapy product candidates using AAV vectors, like DTX301, have been associated with immunologic reaction to the capsid protein or gene at early time points after administration. For example, in our discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, we observed elevated laboratory alanine transaminase levels, or ALTs. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. In addition, theoretical side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. Future product candidates may also cause these or similar side effects as development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

Our products and any product candidates that are approved are subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

If we are unable to identify, source, and develop effective biomarkers, or our collaborators are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

We are developing companion diagnostic tests to identify the right patients for certain of our product candidates and to monitor response to treatment. In certain cases, diagnostic tests may need to be developed as companion diagnostics and regulatory approval obtained in order to commercialize some product candidates. We currently use and expect to continue to use biomarkers to identify the right patients for certain of our product candidates. We may also need to develop predictive biomarkers in the future. For example, to evaluate therapeutic response of DTX301, we are measuring ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and ureagenesis. We offer no assurances that 13C-acetate or any other future potential biomarker will in fact prove predictive, be reliably measured, or be accepted as a measure of efficacy by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of our gene therapy product candidates. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase 1/2 clinical trial. We also use third parties for the automation, characterization and validation, of our bioanalytical assays, companion diagnostics and the manufacture of its critical reagents.

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

We have relied upon and plan to continue to rely upon third parties, including CROs, collaborative partners, and independent investigators to analyze, collect, monitor, and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates regarding costs and efforts completed, and we control only certain aspects of their activities. For example, pursuant to the terms of our collaboration with GeneTx on the development of GeneTx’s GTX-102, an antisense oligonucleotide (ASO) for the treatment of Angelman syndrome, subject to certain limited rights we have, GeneTx retains the decision-making authority on all matters in connection with the research, development, manufacturing and regulatory activities with respect to the program. With respect to our collaboration with Arcturus, we rely on our partner Arcturus for the design and optimization of initial product candidates under our mRNA, DNA and siRNA collaborations. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors and partners are required to comply with GMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or other vendors and partners, including the sites at which clinical studies are conducted, fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may deny approval and/or require us to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the approval process. We cannot make assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with products produced under GMP regulations. If the regulatory authorities determine that we have failed to comply with GLP, GMP, or GCP regulations, they may deny approval of our product candidates and/or we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

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

Under our agreement with KKC, KKC has the sole right to commercialize Crysvita in Europe and, at a specified time, in the United States, Canada, and Turkey, subject to a limited promotion right we retained. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•

KKC has no obligation under our agreement to use diligent efforts to commercialize Crysvita in Europe. The timing and amount of any royalty payments that are made by KKC based on sales of Crysvita in Europe will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KKC in Europe.

•

the timing and amount of any payments we may receive under our agreement with KKC will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KKC in the United States and Canada under our agreement;

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

We rely on third parties to manufacture our products and most of our product candidates and to acquire the raw material components to manufacture such products and product candidates. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or cost.

We have limited infrastructure or capability internally to manufacture our products and product candidates, and we currently lack the resources and the capability to manufacture our products and most of our product candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates for our clinical studies. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our products and our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers. Any significant interruption in the supply of products due to delays in obtaining the raw material components or for other reasons could hinder our ability to distribute products to meet commercial demand and negatively impact our business. Any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to, among other things, the failure of a manufacturer to provide a drug substance or drug product of sufficient quantity or quality, or the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, and could also impair named patient sale supply of our product candidates, which could harm our business and results of operations.

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

Any adverse developments affecting manufacturing operations for our products and product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our products and product candidates. For instance, during the fourth quarter of 2019, we experienced disruptions from our third party supplier related to the fill and finish activities for the manufacture of Mepsevii, which negatively impacted our inventory of the product. Due to their stage of development, small volume requirements, and infrequency of batch production runs, we carry limited amounts of safety stock for our products and product candidates. We may also have to take inventory write-offs and incur other charges and expenses for products and product candidates that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

The drug substance and drug product for our products and most of our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the necessary drug substance or drug product, could materially and adversely affect our business.

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. The drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are manufactured by Rentschler under a commercial supply and services agreement and accompanying purchase orders. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. Single source suppliers are also used for our gene therapy programs. We have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. For instance, we have recently experienced disruptions from our third-party supplier related to the fill and finish activities for the manufacture of Mepsevii and as a result, we are in the process of identifying an alternative supplier to conduct such activities. It may take a significant amount of time and expense to qualify an alternative supplier, once identified, and to transfer activities to such supplier. If we fail to identify and qualify an alternative supplier in a timely manner, we could experience delays or disruptions in the supply of Mepsevii, which would negatively impact sales of the product. Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms or at all. The terms of any new agreement, such as any agreement with our alternative supplier for Mepsevii, may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our products and our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers and collaboration partners for our product and product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. We, our collaborators, or our contract manufacturers must supply all necessary documentation in support of an NDA, BLA, MAA, or other application for regulatory approval, on a timely basis and must adhere to GLP, GMP, and similar regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaborators and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities cannot schedule manufacturing to meet inspectional demands or do not initially pass and continue to pass regulatory inspections, including pre-approval plant inspections, regulatory approval of our product candidates may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our collaborators, such as KKC, and third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third-party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales, recalls or seizures of product or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us, our collaborators, or third parties with whom we contract could materially harm our business.

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

These factors could cause us to incur higher costs and could cause interruptions in the supply of our products or a delay or termination of clinical studies, regulatory submissions, required approvals, or commercialization of our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, we could experience supply interruptions of product that would impact our ability to meet commercial demand and result in loss of revenue, or our clinical studies may be delayed, which could delay regulatory approval for our product candidates, any and all of which could materially and adversely affect our business.

The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably. Fluctuations in buying or distribution patterns by such distributors and specialty pharmacies could adversely affect our revenues, financial condition, or results of operations.

We rely on commercial distributors and specialty pharmacies for a considerable portion of our product sales and such sales are concentrated within a small number of distributors and specialty pharmacies. The financial failure of any of these parties could adversely affect our revenues, financial condition or results of operations. Our revenues, financial condition or results of operations may also be affected by fluctuations in buying or distribution patterns of such distributors and specialty pharmacies. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives, or other factors.

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

Additionally, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability, even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner. Furthermore, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in the United States, Canada and in Latin America, which is 35% of net sales through December 31, 2022 and 30% thereafter, is higher than the typical cost of goods sold by companies focused on rare diseases.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing treatments that may compete with our products and product candidates. For example, XLH is treated with oral phosphate and vitamin D therapy, which may compete with Crysvita; LC-FAOD is managed with diet therapy and medium-chain triglyceride oil, which may compete with UX007; OTC deficiency is currently treated with nitrogen scavenging drugs and severe limitations in dietary protein, which may compete with DTX30; and GSDIa is currently treated with corn starch, which may compete with DTX401. Triheptanoin is available in food-grade form, which may compete with our pharmaceutical-grade product. Furthermore, investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

We continue to build and evolve an integrated commercial organization. If we are unable to expand our existing commercial infrastructure or enter into agreements with third parties to market and sell our products and product candidates, as needed, we may be unable to generate significant revenue.

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

Although our employees may have promoted other similar products in the past while employed at other companies, we, as a company, have limited, recent experience selling and marketing our product. Further, given our limited experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire large teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third-party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

Our exclusive right to promote Crysvita in the United States and Canada expires in 2023.

Pursuant to the terms of our collaboration and license agreement with KKC, we have the sole right to promote Crysvita in the United States and Canada, or the profit-share territory, until the transition date of April 2023, which is the fifth anniversary of the commercial launch of the product in the United States. After the transition date, KKC will have the right to promote the product, subject to a limited promotion right retained by us. Although we expect that we will use our North America commercial infrastructure to promote our other commercialized products after the transition date, we cannot assure that we will have adequate commercial activity to support our field force and other aspects of our commercial infrastructure in the territory. After the transition date, we will also solely bear the expenses related to the promotion of Crysvita in the profit-share territory pursuant to our limited promotion right, rather than share such expenses with KKC. We expect to collaborate with KKC to provide for a seamless transition of responsibilities for KKC to promote the product in the profit-share territory after the transition date, however, the commercial success of Crysvita in the profit-share territory after the transition date will depend on, among other things, the efforts and allocation of resources of KKC.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our products and product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our products and product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our products and product candidates, if approved. For example, deteriorating economic conditions and political instability in certain Latin American countries and in Turkey may cause us to experience significant delays in receiving approval for reimbursement for our products and consequently impact our product commercialization timelines in such regions. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On January 30, 2020, the United Kingdom formally withdrew from the EU. Following the United Kingdom’s formal withdrawal from the EU, the United Kingdom will to continue to follow all of the EU’s rules and its trading relationship with the EU will remain the same during a transition period which will expire on December 31, 2020. Several aspects of the United Kingdom and EU relationship will need to be determined during the transition period, including free trade agreements and rules and regulations affecting the biotechnology or pharmaceutical industries. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of product candidates, disrupt the manufacture of our products and product candidates in the United Kingdom or the EU, disrupt the importation and export of active substances and other components of drug formulations, and disrupt the supply chain for clinical trial product and final authorized formulations. Any delay in obtaining, or an inability to obtain, any marketing approvals, or disruption to our and our collaborators’ supply chain as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. The cumulative effect of disruptions to the regulatory framework or supply chains may add considerably to the development lead time to, and expense of, marketing authorization and commercialization of products in the EU and/or the United Kingdom. In view of the uncertainty surrounding the Brexit implementation, we are unable to predict the effects of such disruption to the regulatory framework and supply chain in Europe.

Further, these developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU laws to replace or replicate following the expiration of the transition period, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replicate or replace. We are taking certain precautionary measures with respect to Brexit and its impact to the EU, and will continue to monitor the situation. If the United Kingdom were to significantly alter its regulations affecting the biotechnology or pharmaceutical industries, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the U.K. and EU biotech market.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 16, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has also moved to a first to file system. The Leahy-Smith Act included a number of significant changes that affect the way patent applications are prosecuted and the way patents can be challenged. The effects of these changes are currently unclear as the courts have only begun to address these provisions. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business—License and Collaboration Agreements” above for a description of our license agreements with KKC, Baylor Research Institute, Saint Louis University, Bayer, REGENXBIO, and the University of Pennsylvania, which include descriptions of the termination provisions of these agreements.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (“IPR&D”) related to DTX301 and DTX401. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of December 31, 2019.

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

We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on products, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our sales, marketing and research programs on certain products, product candidates or for specific indications. As a result, we may forego or delay pursuit of opportunities with other products or product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws impact, among other things, our field marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate, including the EU General Data Protection Regulation, are described under “Business—Government Regulation” above. Further, in the United States, California recently enacted the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We may also incur increased costs as a result of complying with new legislations such as the CCPA.

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

•	introduction of new health authority requirements and/or changes in health authority expectations;
•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection for, and enforcing, our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	limits on our ability to penetrate international markets;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•

natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (including for example, the recent coronavirus outbreak), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. Improper or inadvertent employee behavior, including data privacy breaches by employees and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal proceedings.

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

We may acquire or invest in businesses or products that we believe could complement or expand our business or otherwise offer growth opportunities. For example, we acquired Dimension in November 2017 and during the third quarter 2019, we entered into an agreement with GeneTx to collaborate on the development of a product for the treatment of Angelman Syndrome which included an exclusive option to acquire GeneTx. The pursuit of potential acquisitions or investments may divert the attention of management and may cause us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in completing or realizing anticipated benefits from such transactions.

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

•	decisions by our collaboration partners regarding market access and pricing in countries where they have the right to commercialize our products and product candidates;
•	failure to successfully develop and commercialize our products and product candidates;
•	the level of revenue we receive from our commercialized products or from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our products and product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;
•	changes in or failure to meet or exceed financial projections or other guidance we may provide to the public;
•	changes in or failure to meet or exceed the financial projections or other expectations of the investment community;
•	the perception of the pharmaceutical industry or our company by the public, legislatures, regulators, and the investment community;
•	the perception of the pharmaceutical industry’s approach to drug pricing;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	the integration and performance of any businesses we have acquired or may acquire;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2019, 2,710,617 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2019, 2,703,237 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

We lease approximately 94,000 square feet of office space in Novato, California used primarily for corporate, clinical, regulatory, quality, manufacturing administration, and commercial functions. The leases for approximately 74,000 square feet will expire in December 2024 and the lease for approximately 20,000 square feet will expire in November 2028.

We also lease approximately 63,000 square feet of office space in Brisbane, California. The rental term for this space will expire in June 2026.

We also lease approximately 15,000 square feet of office and laboratory space in Cambridge, Massachusetts. This lease will expire in December 2023.

We also lease approximately 48,200 square feet of laboratory and office space in Woburn, Massachusetts. The lease for approximately 17,600 will expire in March 2021 and the lease for approximately 30,600 will expire in October 2026.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market since January 31, 2014 under the symbol “RARE”. As of February 10, 2020, we had 4 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from December 31, 2014 through December 31, 2019. The figures represented below assume an investment of $100 in our common stock at the closing price of $43.88 on December 31, 2014 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$255.65	$160.23	$105.70	$99.09	$97.33
NASDAQ Composite Index	^IXIC	$100.00	$105.73	$113.66	$145.76	$140.10	$189.45
NASDAQ Biotechnology Index	^NBI	$100.00	$111.42	$87.26	$105.64	$95.79	$119.17

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

Unregistered Sales of Equity Securities

None

Issuer’s Purchases of Equity Securities

None

Item 6. Selected Financial Data

The information set forth below for the five years ended December 31, 2019 is not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Collaboration and license	$83,493	$41,693	$2,136	$—	$—
Product sales	20,221	9,802	476	133	—
Total revenues	103,714	51,495	2,612	133	—
Operating expenses:
Cost of sales	9,008	1,146	1	—	—
Research and development	357,355	293,998	231,644	183,204	114,737
Selling, general and administrative	161,524	127,724	99,909	64,936	33,001
Total operating expenses	527,887	422,868	331,554	248,140	147,738
Loss from operations	(424,173)	(371,373)	(328,942)	(248,007)	(147,738)
Interest income	13,238	9,542	4,074	3,789	2,320
Gain from sale of priority review vouchers	—	170,322	—	—	—
Change in fair value of investment in Arcturus equity securities	13,413	—	—	—	—
Non-cash interest expense on liability related to the sale of future royalties	(1,135)	—	—	—	—
Other income (expense)	(787)	(5,588)	6,530	(1,621)	(200)
Loss before income taxes	(399,444)	(197,097)	(318,338)	(245,839)	(145,618)
Benefit from (provision for) income taxes	(3,283)	(514)	16,199	(35)	—
Net loss	$(402,727)	$(197,611)	$(302,139)	$(245,874)	$(145,618)
Net loss per share, basic and diluted(1)	$(7.12)	$(3.97)	$(7.12)	$(6.21)	$(3.96)
Shares used to compute net loss per share, basic and diluted(1)	56,576,885	49,775,223	42,453,135	39,586,908	36,782,603

(1)

See Notes 2 and 17 to our audited consolidated financial statements of this Annual Report for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$760,404	$459,706	$244,468	$498,111	$536,256
Working capital	747,717	447,644	198,569	341,436	422,289
Total assets	1,135,496	719,558	490,753	540,626	559,569
Total stockholders' equity	653,764	608,908	383,454	473,974	531,090

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

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2019, including year-over-year comparisons versus the year ended December 31, 2018. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Ultragenyx Pharmaceutical Inc. (we or the Company) is a biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are typically no approved therapies treating the underlying disease. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of three product categories: biologics, small molecules, and gene therapy product candidates.

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii® (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, developed for the treatment of X-linked hypophosphatemia, or XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. Crysvita is approved in the United States for the treatment of XLH in adult and pediatric patients six months of age and older, and in Canada for the treatment of XLH in adult and pediatric patients one year of age and older. In the European Union, or the EU, and the United Kingdom, Crysvita is conditionally approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. The European Medicine Agency, or EMA, has accepted the application submitted by our partner, Kyowa Kirin International, or Kyowa Kirin, to expand the label to include adults with XLH in the EU and the United Kingdom. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

Crysvita is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. We submitted a supplemental Biologics License Application to the U.S. Food and Drug Administration, or FDA, for Crysvita in TIO in December 2019.

•

Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. Mepsevii is approved in the United States for the treatment of children and adults with MPS VII. In the EU and the United Kingdom, Mepsevii is approved under exceptional circumstances for the treatment of non-neurological manifestations of MPS VII for patients of all ages. In Brazil, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

Our small molecule pipeline includes UX007, which is in clinical development for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied for the treatment of LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The FDA has accepted our New Drug Application, or NDA for the treatment of LC-FAOD, and has assigned a Prescription Drug User Fee Act, or PDUFA, date of July 31, 2020. We are also continuing discussions with EU regulatory authorities.

Our gene therapy pipeline includes DTX301 and DTX401 in clinical development for the treatment of two diseases:

•

DTX301 is an adeno-associated virus 8, or AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We have reported positive data from the three dose cohorts of the Phase 1/2 study, with up to six responders of the nine patients dosed in the study. A fourth cohort is enrolling three patients at the 1.0 × 10^13 GC/kg dose, using prophylactic steroids, and data from this cohort are expected in the second half of 2020.

•

DTX401 is an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease. We have reported positive data from the first and second dose cohorts of the Phase 1/2 study, with all patients showing a clinical response with improvements in glucose control and other metabolic parameters compared to baseline. The confirmatory expansion cohort of three patients at the second cohort dose of 6.0 × 10^12 GC/kg dose is ongoing, and we expect data from this cohort in the first half of 2020.

Financial Operations Overview

We are a biopharmaceutical company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, and developing our products and product candidates, including conducting clinical studies and providing selling, general and administrative support for these operations. To date, we have funded our operations primarily from the sale of equity securities and the sale of certain future royalties.

We have incurred net losses in each year since inception. Our net losses were $402.7 million and $197.6 million for the years ended December 31, 2019 and 2018. Our net loss for the year ended December 31, 2018 includes the gains from the sale of priority review vouchers of $170.3 million, which we received from the FDA in connection with the approval of Crysvita and Mepsevii. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

We record revenue from our collaboration and license agreements and from the sale of our two approved products – Crysvita and Mepsevii. In addition, we also record sales of certain products on a “named patient” basis, which are allowed in certain countries prior to regulatory approval. For the years ended December 31, 2019 and 2018, we recorded $83.0 million and $18.2 million, respectively, in collaboration and license revenue for Crysvita sales and $0.5 million and $23.5 million, respectively, for providing certain research and development services under our collaboration and license arrangement with Bayer Healthcare LLC, or Bayer. For the years ended December 31, 2019 and 2018, we recorded $20.2 million and $9.8 million, respectively, in product sales from our approved products and named patient sales in certain countries.

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

Valuation of Acquired Intangible Assets

We have recorded acquired intangible assets related to our acquisition of Dimension Therapeutics, Inc., or Dimension in November 2017. Intangible assets with definite useful lives are amortized over their estimated useful lives or other systematic basis and reviewed for impairment if certain events occur.

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

Revenue Recognition

Collaboration and License Revenue

We have certain license and collaboration agreements that are within the scope of Accounting Standards Codification (ASC) 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of transactions under collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. When our collaborative partner is the principal in the sale transaction with the customer, we record our share of the collaboration profit as collaboration revenue. Funding received related to research and development services and commercialization costs are generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the consolidated statement of operations, because the provision of such services for collaborative partners is not considered to be part of our ongoing major or central operations.

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

Investment in Equity Securities

Our investment in equity securities in Arcturus is subject to the equity method of accounting as we have determined that we have significant influence over, but do not control the significant activities of Arcturus. We have elected to apply the fair value option to account for the equity investments in Arcturus at the time the securities were purchased and such securities will continue to be adjusted to fair value at each reporting period. The decision to elect the fair value option is irrevocable and is determined on an instrument by instrument basis. The investment in common stock is accounted for at fair value based upon the current then current stock price. The option to purchase additional stock is accounted for at fair value using the Black-Scholes option pricing method and utilizes the following inputs: stock price, strike price, volatility, risk free interest rate, and expected term. The expected term is the Company’s estimated period to purchase additional stock. The sensitivity of these inputs to the fair value of the equity security is assessed on a periodic basis. The changes in fair value of the equity investment and option to purchase additional stock is included in the Consolidated Statements of Operations.

Liability Related to the Sale of Future Royalties

In December 2019, we entered into a Royalty Purchase Agreement with RPI Finance Trust (RPI), an affiliate of Royalty Pharma. Pursuant to the agreement, RPI paid us $320.0 million in consideration for the Company’s right to receive royalty payments on the net sales of Crysvita in the European Union, the United Kingdom, and Switzerland effective January 1, 2020 under the terms of our Collaboration and License Agreement with KKC. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than the capped amount of $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

As RPI’s rate of return is explicitly limited due to the cap on royalties they may receive, proceeds from the transaction was recorded as a liability related to sale of future royalties on the balance sheet. We will amortize $320.0 million, net of transaction costs of $5.8 million using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received by us and paid to RPI, subject to the capped amount, over the life of the arrangement. The aggregate future estimated royalty payments, less the $314.2 million of net proceeds, will be recorded as non-cash interest expense over the life of the arrangement. Consequently, we estimate an imputed interest on the unamortized portion of the liability and record interest expense relating to the transaction. We will continue to record the royalty revenue rising from the net sales of Crysvita in the applicable European territories as non-cash royalty revenue in our Consolidated Statements of Operations over the term of the arrangement.

We will periodically assess the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent future expected royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the liability and the effective interest rate. Through December 31, 2019, our effective annual interest rate was approximately 10.1%.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable European territories, most of which are not within our control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, the introduction of competing products, approval of label expansion for adults, pricing for reimbursement in various European territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars (USD) while significant portions of the underlying European sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from European sales of Crysvita, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in Europe are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the term of the arrangement.

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

•	Expected Volatility— The expected volatility is based on historical volatility over the look-back period corresponding to the expected term.

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

For restricted stock units (RSUs) and performance stock units (PSUs), the fair value is based on the market value of our common stock on the date of grant. Stock-based compensation expense for RSUs is recognized on a straight-line basis over the requisite service period. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company after achievement of the specified criteria. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria. Compensation expense for PSUs is recognized only after the achievement of the specified criteria is considered probable and recognized on a straight-line basis between the grant date and the expected vest date, with a catch-up for previously unrecognized expense, if any, recognized in the period the achievement criteria is deemed probable.

For the years ended December 31, 2019, 2018, and 2017 stock-based compensation expense was $82.0 million, $80.1 million and $68.0 million, respectively. As of December 31, 2019, we had $133.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.40 years.

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

As of December 31, 2019, our total deferred tax assets were $494.5 million, excluding the deferred tax liability generated from the Dimension acquisition. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Leases

We adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective method. The results for the year ended December 31, 2019 are presented under ASC 842. The results for the year ended December 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). We also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

We determine if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excluded lease incentives. Incremental borrowing rate is used in determining the present value of future payments. We apply a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. We recognize the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, Topic 840.

As a result of the adoption of the new guidance, as of January 1, 2019, we recorded a right-of-use lease asset of $16.2 million, a short-term lease liability of $4.5 million, and a long-term lease liability of $17.0 million and no cumulative effect adjustment was made to the retained earnings as of the adoption date. In addition, as of the adoption date, we derecognized a net deferred rent obligation of $5.2 million. See Note 9 of our audited consolidated financial statements of this Annual Report for additional information.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

Revenues (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$74,869	$15,334	$59,535	388%
Crysvita royalty revenue in European territory	8,120	2,892	5,228	181%
Bayer	504	23,467	(22,963)	(98%)
Total collaboration and license revenue	83,493	41,693	41,800	100%
Product sales:
Crysvita	4,286	644	3,642	566%
Mepsevii	12,634	7,903	4,731	60%
UX007	3,301	1,255	2,046	163%
Total product sales	20,221	9,802	10,419	106%
Total revenues	$103,714	$51,495	$52,219	101%

Crysvita was approved in the EU and the United Kingdom in November 2017 and in the U.S. in April 2018. For the year ended December 31, 2019, the Company’s share of Crysvita collaboration revenue in the profit-share territory increased by $59.5 million, as compared to the prior year. For the year ended December 31, 2019, the Crysvita royalty revenue in the European territory increased by $5.2 million, as compared to the prior year. The increases primarily reflect the continuing increase in demand for Crysvita in the U.S. and Europe and having a full year of revenue in the U.S. in 2019 as compared to a partial year in 2018. In December 2019, we sold the rights to the royalty payments in the European territory, including the United Kingdom and Switzerland, to Royalty Pharma. Going forward, we will continue to record the royalty revenue in the European territory as non-cash royalties.

Collaboration and license revenue from our research arrangement with Bayer for the year ended December 31, 2019 decreased by $23.0 million compared to the same period in 2018. The decrease was primarily due to the completion of clinical manufacturing and regulatory support activities and transition of the clinical development to Bayer as part of the research arrangement.

Product sales for the year ended December 31, 2019 increased by $10.4 million compared to the same period in 2018. The increase was primarily due to an increase in volume as a result of continued increase in demand for our approved products and certain products under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Cost of sales	$9,008	$1,146	$7,862	686%

Cost of sales related to our approved products increased by $7.9 million for the year ended December 31, 2019, compared to the same period in 2018. The increase was due to the commercialization of our approved product Mepsevii, capitalization of manufacturing and related costs which were previously expensed prior to approval, and a reserve on inventory of $5.7 million for the year ended December 31, 2019 for inventory batches that did not meet our quality standards. The cost of sales for the year ended December 31, 2018 included a reserve for excess inventory of $0.4 million. Prior to the approval of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period, we estimate that cost of sales for the year ended December 31, 2019 and 2018 would have been approximately $9.7 million and $2.1 million, respectively, for our commercial product sales. These estimates include the additional $5.7 million and $0.4 million of reserves on inventory for the year ended December 31, 2019 and 2018, respectively. We expect our gross margin percentage to decrease as we produce Mepsevii at costs that reflect the full costs of manufacturing similar to other biologic products and as we deplete inventories that we had expensed prior to receiving FDA approval.

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Crysvita	$37,872	$45,918	$(8,046)	(18%)
Mepsevii	17,299	24,576	(7,277)	(30%)
UX007	44,695	46,883	(2,188)	(5%)
DTX301	39,191	17,730	21,461	121%
DTX401	33,245	19,304	13,941	72%
DTX201	1,733	26,077	(24,344)	(93%)
GTX102	20,172	—	20,172	100%
Translational Research	57,300	29,410	27,890	95%
Other research costs and preclinical costs	105,848	84,100	21,748	26%
Total research and development expenses	$357,355	$293,998	$63,357	22%

Research and development expenses increased $63.4 million for the year ended December 31, 2019 compared to the same period in 2018. The increase in research and development expenses is primarily due to:

•

for Crysvita, a decrease of $8.0 million primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities, net of KKC reimbursement;

•

for Mepsevii, a decrease of $7.3 million primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities;

•

for UX007, a decrease of $2.2 million primarily related to reduced clinical trial expense for the wind-down of the Glut 1 program and reduced manufacturing expense due to the timing of drug substance campaigns, net of increased filing preparation and filing milestone expense for the LC-FAOD program;

•	for DTX301, an increase of $21.5 million, primarily related to increases in manufacturing, quality, and clinical activities in support of our Phase 1/2 clinical study;
•	for DTX401, an increase of $13.9 million, related to clinical manufacturing, process development expense, and the progressive enrollment of our Phase 1/2 clinical study;
•

for DTX201, a decrease of $24.3 million, primarily related to the completion of clinical manufacturing and regulatory support activities for our Bayer collaboration agreement and the corresponding period decrease in intangible asset amortization;

•	for GTX102, an increase of $20.2 million, primarily related to the $20.0 million payment in August 2019 for the exclusive option to acquire GeneTx Biotherapeutics LLC;
•

for translational research, an increase of $27.9 million primarily related to research, process development, and manufacturing activities, including the progression of our UX701, UX053, and UX068 programs toward IND filings; and

•

an increase of $21.7 million in other research and development costs primarily related to the $15.6 million recorded for the consideration attributable to the additional license rights obtained as part of amended Research Collaboration and License Agreement with Arcturus in June 2019 and was recorded as in-process research and development expense, as well as increases in general operating and overhead expenses in support of our clinical and research program pipeline, net of reduced operating expense for terminated programs.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Selling, general and administrative	$161,524	$127,724	$33,800	26%

Selling, general and administrative expenses increased $33.8 million for the year ended December 31, 2019 compared to the same period in 2018. The increase in selling, general and administrative expenses was primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Interest income	$13,238	$9,542	$3,696	39%

Interest income increased $3.7 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to an increase in yield of our invested funds during 2019.

Gain from Sale of Priority Review Vouchers (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Gain from sale of priority review vouchers	$—	$170,322	$(170,322)	(100%)

The gain from the sale of the Priority Review Vouchers, or PRVs, of $170.3 million for the year ended December 31, 2018 was due to the completion of the sales of the PRVs we received from the FDA in connection with the approval of Crysvita and Mepsevii. The Mepsevii PRV was sold in January 2018 for net proceeds of $130.0 million, and the Crysvita PRV was sold in April 2018 for net proceeds of $80.6 million, which was shared equally with KKC.

Change in Fair Value of Investment in Arcturus Equity Securities (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Change in fair value of investment in Arcturus equity securities	$13,413	$—	$13,413	100%

The increase in the fair value of our investment in Arcturus equity securities of $13.4 million for the year ended December 31, 2019 was due to the remeasurement to fair value of the Arcturus common stock and option to purchase additional Arcturus stock. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value adjustments of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$1,135	$—	$1,135	100%

The non-cash interest expense on liability related to the sale of future royalties of $1.1 million for the year ended December 31, 2019 was due to the interest incurred on the liability related to the sale of future royalties for net sales of Crysvita in the European territory pursuant to the Royalty Purchase agreement entered with RPI in December 2019. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Other income (expense)	$(787)	$(5,588)	$4,801	(86%)

Other income (expense) decreased $4.8 million for the year ended December 31, 2019 compared to the same period in 2018. The expense recognized during the year ended December 31, 2018 was primarily due to the recognition of cumulative foreign currency translation losses related to the substantial liquidation of subsidiaries with a functional currency other than the U.S. Dollar, which did not recur in 2019.

Benefit from (provision for) income taxes

	Year Ended December 31,		Dollar	%
	2019	2018	Change	Change
Benefit from (provision for) income taxes	$(3,283)	$(514)	$(2,769)	539%

The provision for incomes taxes increased by $2.8 million for the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily due to changes in state tax apportionment which resulted in an increase in the deferred tax liability from the acquisition of Dimension and due to increase in certain foreign taxes as we commercialize our products in foreign territories.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and the sale of future royalties.

As of December 31, 2019, we had $760.4 million in available cash, cash equivalents, and investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents and investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

During the year ended December 31, 2019, the proceeds from our at-the-market, or ATM, offering were approximately $24.8 million after commissions and other offering costs. As of December 31, 2019, $20.7 million remained available under our ATM facility. In February 2019, we completed an underwritten public offering in which we sold 5,833,333 shares of common stock and received net proceeds of approximately $330.4 million. In December 2019, we received net proceeds of $314.2 million from the sale of future royalties to RPI.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash used in operating activities	$(345,383)	$(290,566)	$(253,843)
Cash provided by (used in) investing activities	(13,039)	(33,331)	55,482
Cash provided by financing activities	679,306	336,853	136,267
Effect of exchange rate changes on cash	(165)	(472)	528
Net increase (decrease) in cash, cash equivalents, and restricted cash	$320,719	$12,484	$(61,566)

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

Cash used in operating activities for the year ended December 31, 2019 was $345.4 million and reflected a net loss of $402.7 million, $6.2 million for the amortization of the discount paid on purchased investments, and $13.4 million for a non-cash unrealized gain in the Arcturus equity securities, offset by non-cash charges of $82.0 million for stock-based compensation, $8.5 million for depreciation and amortization, $0.7 million non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency, and $1.1 million for non-cash interest incurred on the liability related to the sale of future royalties to Royalty Pharma. Cash used in operating activities also reflected a $20.1 million decrease due to an increase in accounts receivable from the commercialization of Mepsevii and Crysvita, a $4.5 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, a $8.2 million decrease due to an increase in prepaid expenses and other assets primarily due to an increase in general receivables, amounts due from a collaboration partner, and amounts owed for a tenant improvement allowance, and a $14.2 million decrease due to the addition of the right-of-use lease assets net of amortization during the period. These decreases were offset by a $13.3 million increase in accounts payable, accrued, and other liabilities primarily due to increased commercial and research activities and the timing of payments and receipt of invoices offset by the derecognition of deferred rent obligations for the new lease accounting guidance, a $15.6 million increase due to the addition of lease liabilities net of amortization during the period, and a $2.1 million increase in deferred tax liabilities due to adjustments made related to the Dimension acquisition.

Cash used in operating activities for the year ended December 31, 2018 was $290.6 million and reflected a net loss of $197.6 million, $170.3 million for the gain from sale of the PRVs, and $2.6 million for the amortization of the discount paid on purchased investments, offset by non-cash charges of $80.1 million for stock-based compensation, $19.5 million for depreciation and amortization, and $5.3 million non-cash foreign currency remeasurement losses in connection with the substantial liquidation of subsidiaries due to a change in the Company’s tax structure and fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $7.6 million decrease due to an increase in accounts receivable from the commercialization of Mepsevii and Crysvita, a $5.3 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, and a $14.3 million decrease due to an increase in prepaid expenses and other assets primarily from an increase in prepaid manufacturing costs. These decreases were offset by a $2.4 million increase in accounts payable, accrued, and other liabilities primarily due to increased spend and the timing of payments.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the year ended December 31, 2019 was $13.0 million and related to purchases of property and equipment of $24.8 million, purchases of investments of $692.8 million, and purchases of Arcturus equity securities of $14.3 million, offset by proceeds from maturities of investments of $676.2 million and the sale of investments of $42.7 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $679.3 million and was comprised of $314.2 million related to the sale of future royalties to Royalty Pharma, $330.4 million from the sale of common stock in our underwritten public offering, $24.8 million from the sale of common stock from our ATM offering, and $9.8 million in net proceeds from the issuance of common stock upon the exercise of stock options, offset by taxes withheld from the vesting of restricted stock units.

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

Funding Requirements

We anticipate, excluding non-recurring items, that we will continue to generate annual losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We will likely require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, and to continue investing in early-stage research capabilities to promote our pipeline growth and to further develop our general infrastructure, including building our own Good Manufacturing Practices, or GMP gene therapy manufacturing facility, and such funding may not be available to us on acceptable terms or at all.

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
•

the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop, including the potential development of our own GMP gene therapy manufacturing plant;

•	the number and characteristics of product candidates that we pursue;
•	the cost, timing, and outcomes of regulatory approvals;
•	the cost and timing of establishing our commercial infrastructure, and distribution capabilities; and
•

the terms and timing of any collaborative, licensing, marketing, distribution, acquisition (including whether we exercise our option to acquire GeneTx pursuant to the terms of our Unitholder Option Agreement with them) and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

We expect to satisfy future cash needs through existing capital balances and through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations

We have contractual obligations from our operating leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at December 31, 2019 (in thousands):

	Payments due by period*
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$10,276	$16,544	$14,551	$7,766	$49,137
Manufacturing and service contracts	7,854	461	$—	$—	$8,315
Total	$18,130	$17,005	$14,551	$7,766	$57,452
* Includes additional lease payments under an amended lease entered into in January 2020

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The above table excludes such obligations as the amount and timing of such obligations are unknown or uncertain, which potential obligations are further described in Notes 9 and 16 to the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses, (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses that are attributable to credit, the losses will be recognized in earnings as allowances. This guidance is effective for the Company on January 1, 2020.

We do not expect for this guidance to have a material impact on our Consolidated Financial Statements and related disclosures.

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity securities that we hold in Arcturus. The carrying value of our investment in common stock and the option to purchase additional equity securities in Arcturus is $26.1 million and $1.7 million, respectively, as of December 31, 2019. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2019 and 2018, we had cash, cash equivalents, and investments totaling $760.4 million and $459.7 million, respectively, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the year ended December 31, 2019, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2019. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and has concluded that such internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Ultragenyx Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultragenyx Pharmaceutical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019 and related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

February 13, 2020

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to information in the proxy statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates (the “2020 Proxy Statement”), including under the headings “Proposal No. 1—Election of Class I Directors,” “Information About Our Executive Officers,” “Corporate Governance—Global Code of Conduct,” “Proposal No. 1—Election of Class I Directors—Nomination of Directors,” “Board of Directors and Committees,” and, as applicable, “Delinquent Section 16(a) Reports.” We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, or Code of Ethics. Our Code of Ethics is posted on our corporate governance website located at www.ultragenyx.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2020 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” “Board of Directors and Committees—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Risk Management and Mitigation,” and “Executive Compensation—Compensation Committee Report.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2020 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2020 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2020 Proxy Statement, including under the heading “Proposal No. 2—Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

(b)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.3	Description of Common Stock				X
4.4	Warrant, dated as of June 30, 2010, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.3
4.5	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.6
4.6	Warrant, dated as of June 14, 2011, issued to Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	4.7
10.1†	Collaboration and License Agreement, dated as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1

10.2	Amendment No. 1 to Collaboration and License Agreement, dated as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.3	Amendment No. 2 to Collaboration and License Agreement, effective as of November 28, 2016, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.3
10.4†	Amendment No. 3 to Collaboration and License Agreement, effective September 29, 2017, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.4
10.5†	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.5
10.6†	Amendment No. 5 to Collaboration and License Agreement, effective as of April 30, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	8/3/2018	10.1
10.7*	Amendment No. 6 to Collaboration and License Agreement, effective as of February 1, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.8*	Amendment No. 7 to Collaboration and License Agreement, effective as of December 5, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.3
10.9*	Amendment No. 8 to Collaboration and License Agreement, effective as of July 4, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd. (formerly, Kyowa Hakko Kirin Co., Ltd.)	10-Q	8/2/2019	10.1
10.10*	Amendment No. 9 to Collaboration and License Agreement, effective December 23, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.				X
10.11†	License Agreement, dated as of September 20, 2012, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	S-1/A	12/23/2013	10.3
10.12†	Amendment to the License Agreement, dated as of March 22, 2013, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	S-1	11/8/2013	10.4
10.13†	Exclusive License Agreement, dated as of November 22, 2010, between Ultragenyx Pharmaceutical Inc. and Saint Louis University	S-1/A	12/23/2013	10.8
10.14	Supply Agreement, dated as of November 19, 2012, between Ultragenyx Pharmaceutical Inc. and CREMER OLEO GmbH & Co KG	10-K	2/21/2018	10.11
10.15†	License Agreement, dated October 30, 2013, by and between Dimension Therapeutics, Inc. and REGENXBIO Inc. (f/k/a ReGenX Biosciences, LLC), as amended	10-K	2/21/2018	10.13
10.16†	Option and License Agreement, dated March 10, 2015, by and between Dimension Therapeutics, Inc. and REGENXBIO Inc.	10-K	2/21/2018	10.14
10.17*	First Amendment to Option and License Agreement, dated March 18, 2019, by and between REGENXBIO, Inc. and Ultragenyx Pharmaceutical Inc. (as assignee of Dimension Therapeutics, Inc.)	10-Q	5/7/2019	10.1
10.18*	Amended and Restated Collaboration Agreement and License Agreement, dated June 3, 2019, between Ultragenyx Pharmaceutical Inc. and Bayer Healthcare LLC	10-Q	8/2/2019	10.2
10.19†	Research, Collaboration and License Agreement, dated as of May 5, 2016, by and between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania, as amended	10-K	2/21/2018	10.16
10.20†	3rd Amendment to Research, Collaboration and License Agreement, entered into as of October 30, 2017, by and between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania	10-K	2/21/2018	10.17

10.21†	Commercial Supply and Services Agreement – Drug Substance, effective December 7, 2017, between Ultragenyx Europe GmbH and Rentschler Biopharma SE	10-K	2/21/2018	10.18

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.22†	Commercial Supply and Services Agreement – Drug Product, effective January 31, 2018, between Ultragenyx Europe GmbH and Rentschler Biopharma SE	10-K	2/21/2018	10.19

10.23	Sales Agreement, dated July 27, 2017, between Ultragenyx Pharmaceutical Inc. and Cowen and Company, LLC	10-Q	7/28/2017	1.1
10.24	Amendment No. 1 to Sales Agreement, dated as of March 30, 2018, between Ultragenyx Pharmaceutical Inc. and Cowen and Company, LLC	8-K	3/30/2018	1.1
10.25*	Royalty Purchase Agreement, dated as of December 17, 2019, between Ultragenyx Pharmaceutical Inc. and RPI Finance Trust				X
10.26#	2011 Equity Incentive Plan (including forms of Stock Option Grant Notice and Stock Option Agreement thereunder)	S-1	11/8/2013	10.11
10.27#	Amendment to the 2011 Equity Incentive Plan	S-1	11/8/2013	10.12
10.28#	2014 Incentive Plan (as amended)	10-K	2/17/2017	10.20
10.29#	Form of Incentive Stock Option Agreement	S-1/A	1/17/2014	10.14
10.30#	Form of Non Statutory Stock Option Agreement (Employees)	S-1/A	1/17/2014	10.15
10.31#	Form of Non Statutory Stock Option Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.3
10.32#	Form of Non-Statutory Stock Option Agreement (Directors)	S-1/A	1/17/2014	10.16
10.33#	Form of Restricted Stock Unit Agreement (Employees)	10-Q	5/10/2016	10.1
10.34#	Form of Restricted Stock Unit Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.2
10.35#	Form of Restricted Stock Unit Agreement (Directors)	S-1/A	1/17/2014	10.18
10.36#	Form of Performance Stock Unit Agreement (Current Employees)	10-K	2/21/2018	10.31
10.37#	Form of Performance Stock Unit Agreement (New Employees)	10-K	2/21/2018	10.32
10.38#	Form of Performance Stock Unit Agreement (2019)	10-Q	5/7/2019	10.4
10.39#	2014 Employee Stock Purchase Plan (as amended)	10-K	2/17/2017	10.28
10.40#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27
10.41#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18

10.42#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2
10.43#	Offer Letter, dated as of October 31, 2011, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	S-1	11/8/2013	10.19

10.44#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.45#	Offer Letter, dated as of March 12, 2012, between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	S-1	11/8/2013	10.20

10.46#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	10-Q	8/11/2014	10.4

10.47#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3

10.48#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-K	2/17/2017	10.36

10.49#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-K	2/17/2017	10.37

10.50#	Offer Letter, dated as of January 15, 2018, between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.	10-K	2/21/2018	10.46

10.51#	Separation Agreement and General Release, dated November 22, 2019, between Ultragenyx Pharmaceutical Inc. and Wladimir Hogenhuis, M.D.	8-K	11/25/2019	10.1

10.52#	Offer Letter, dated May 16, 2017, by and between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.4
10.53#	Addendum #1, dated August 8, 2017, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.5

10.54#	Addendum #2, dated June 19, 2019, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.6

10.55#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.56	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22

10.57	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34

10.58	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35

10.59	Addendum #3 to Standard Lease, effective as of February 12, 2014, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1

10.60	Addendum #4 to Standard Lease, effective as of March 9, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1

10.61	Addendum #5 to Standard Lease, effective as of April 7, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith

10.62	Addendum #6 to Standard Lease, effective as of April 29, 2019, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-Q	8/2/2019	10.3

10.63	Lease Agreement between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc., dated as of December 8, 2015	10-K	2/26/2016	10.43

10.64	Indenture of Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC, dated March 11, 2014, as amended	10-K	2/21/2018	10.64

10.65	Second Lease Amendment to the Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC, dated April 28, 2017	10-K	2/21/2018	10.65

10.66	Third Lease Amendment to the Lease between Ultragenyx Pharmaceutical Inc. and Rivertech Associates II, LLC, effective December 31, 2018	10-K	2/20/2019	10.66

10.67	Lease Agreement, by and between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, dated November 2, 2015, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.	10-K	2/21/2018	10.66

10.68	First Amendment to Lease Agreement, dated March 20, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	5/8/2018	10.6

10.69	Second Amendment to Lease Agreement, made July 1, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	8/3/2018	10.3

10.70	Office Lease, dated April 19, 2019, between Ultragenyx Pharmaceutical Inc. and Woburn MCB II, LLC				X

10.71	Commercial Lease, dated July 2, 2018, between Ultragenyx Pharmaceutical Inc. and 32 Leveroni LLC				X
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
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

X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Annual Report on Form 10-k for the year ended December 31, 2019, formatted in Inline XBRL

†	Confidential treatment has been granted with respect to certain portions (indicated by asterisks) of this exhibit. Omitted portions have been filed separately with the SEC.

*       Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the    identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

Date: February 13, 2020

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

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.
	President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2020
/s/ Shalini Sharp Shalini Sharp	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2020
/s/ Theodore A. Huizenga Theodore A. Huizenga	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 13, 2020
/s/ Daniel G. Welch Daniel G. Welch	Chairman of the Board	February 13, 2020
/s/ William Aliski William Aliski	Director	February 13, 2020
/s/ Deborah Dunsire Deborah Dunsire, M.D.	Director	February 13, 2020
/s/ Lars Ekman Lars Ekman, M.D., Ph.D.	Director	February 13, 2020
/s/ Matthew K. Fust Matthew K. Fust	Director	February 13, 2020
/s/ Michael Narachi Michael Narachi	Director	February 13, 2020
/s/ Clay B. Siegall Clay B. Siegall, Ph.D.	Director	February 13, 2020
/s/ Shehnaaz Suliman	Director	February 13, 2020
Shehnaaz Suliman, M.D.

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Net product sales
Description of the Matter

The Company sells approved products through a limited number of distributors. As discussed in Note 2, when recognizing revenue, the Company makes an estimate of the transaction price, including an assessment of whether to constrain any variable consideration. Product sales are recorded net of estimated government-mandated rebates and chargebacks, estimated product returns, and other deductions at the time revenue is recorded. Limited historical data is available for use in developing such estimates which are periodically reviewed and adjusted as necessary.

Auditing the Company’s net product sales was complex due to the Company’s limited history of product sales and the growth of sales in international markets. The Company’s estimates of government mandated rebates, chargebacks and estimated product returns depend on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payors. The revenue recognition process can be complex and involves significant judgment to identify and assess the terms and conditions of customer agreements and related government regulations that could affect revenue recognition, as the Company’s revenue expands with new customers and new markets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of recording product sales and related rebates, chargebacks and returns. We also tested management’s controls related to the identification and assessment of the terms and conditions of customer agreements and the completeness and accuracy of data utilized in the controls, and the calculations supporting management’s estimates.

To test net product sales, our audit procedures included, among others, tracing a sample of revenue transactions recognized during the year to source documentation. We also confirmed a sample of outstanding receivable balances directly with the Company’s customers. To test management’s estimates of rebates, chargebacks and returns, we obtained management’s calculations for the respective estimates and performed one or more of the following procedures: developed an independent expectation of the reserve and/or tested management’s estimation process to assess whether the recorded reserve balances are within a reasonable range of estimate, agreed relevant inputs to the terms of customer contracts, performed retrospective reviews, performed a sensitivity analysis on the inputs and assumptions used in the estimates and assessed subsequent events, and tested a sample of credits issued throughout the year.

Inventory
Description of the Matter

At December 31, 2019, the Company had inventory of $11.5 million. The Company values inventory at the lower of cost or net realizable value. As discussed in Note 2 of the Company’s financial statements, the Company periodically reviews its inventories for excess amounts or obsolescence and writes down or reserves obsolete or otherwise unmarketable inventory to its estimated net realizable value.

Auditing the valuation of the Company’s inventories, particularly management’s assessment of required reserves for excess inventory, was complex and highly judgmental due to the Company’s limited history of product sales. Management determines excess inventory based on expected future demand. Estimates related to future demand are sensitive to significant inputs and assumptions such as acceptance by patients and physicians and the availability of formulary coverage and adequate reimbursement from private third-party payers for the product.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory reserve review process, including management's assessment of the assumptions and data underlying the excess and obsolete inventory valuation.

To test management’s estimates of future demand, we performed audit procedures that included, among others, comparing management’s projected sales to available historical sales and trend information, and other relevant factors. We also compared on-hand inventories to management’s demand forecasts and assessed the projected utilization of the inventory lots including considering any applicable expiration dates. We performed sensitivity analysis of projected sales volumes to evaluate the changes in the inventory reserve that would result from changes in the assumptions. We also tested the clerical accuracy of the Company’s model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Jose, California

February 13, 2020

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$433,584	$113,432
Short-term investments	321,646	346,274
Accounts receivable	32,844	12,740
Inventory	11,546	7,065
Prepaid expenses and other current assets	51,397	42,858
Total current assets	851,017	522,369
Property and equipment, net	44,348	20,046
Investment in Arcturus equity securities	27,752	—
Intangible assets, net	129,000	129,223
Goodwill	44,406	44,406
Right-of-use lease assets	30,328	—
Long-term investments	5,174	—
Other assets	3,471	3,514
Total assets	$1,135,496	$719,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,871	$12,275
Accrued liabilities	83,194	62,450
Short-term lease liabilities	7,235	—
Total current liabilities	103,300	74,725
Deferred tax liabilities	33,306	31,166
Long-term lease liabilities	29,757	—
Liability related to the sale of future royalties	315,369	—
Other liabilities	—	4,759
Total liabilities	481,732	110,650
Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of December 31, 2019 and 2018	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 57,838,220 and 50,860,588 shares issued and outstanding as of December 31, 2019 and 2018, respectively	58	51
Additional paid-in capital	2,086,863	1,639,773
Accumulated other comprehensive loss	(147)	(633)
Accumulated deficit	(1,433,010)	(1,030,283)
Total stockholders’ equity	653,764	608,908
Total liabilities and stockholders’ equity	$1,135,496	$719,558

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Collaboration and license	$83,493	$41,693	$2,136
Product sales	20,221	9,802	476
Total revenues	103,714	51,495	2,612
Operating expenses:
Cost of sales	9,008	1,146	1
Research and development	357,355	293,998	231,644
Selling, general and administrative	161,524	127,724	99,909
Total operating expenses	527,887	422,868	331,554
Loss from operations	(424,173)	(371,373)	(328,942)
Interest income	13,238	9,542	4,074
Gain from sale of priority review vouchers	—	170,322	—
Change in fair value of investment in Arcturus equity securities	13,413	—	—
Non-cash interest expense on liability related to the sale of future royalties	(1,135)	—	—
Other income (expense)	(787)	(5,588)	6,530
Loss before income taxes	(399,444)	(197,097)	(318,338)
Benefit from (provision for) income taxes	(3,283)	(514)	16,199
Net loss	$(402,727)	$(197,611)	$(302,139)
Net loss per share, basic and diluted	$(7.12)	$(3.97)	$(7.12)
Shares used in computing net loss per share, basic and diluted	56,576,885	49,775,223	42,453,135

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(402,727)	$(197,611)	$(302,139)
Other comprehensive income (loss):
Foreign currency translation adjustments	23	(303)	(10,110)
Transfer of currency translation adjustments balance to other income related
to the liquidation of foreign subsidiaries	—	5,272	3,490
Unrealized gain on available-for-sale securities	463	78	35
Other comprehensive income (loss):	486	5,047	(6,585)
Total comprehensive loss	$(402,241)	$(192,564)	$(308,724)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2016	41,240,230	$41	$1,003,561	$905	$(530,533)	$473,974
Issuance of common stock in connection with at-the-market offering, net of issuance costs	2,251,217	2	131,958	—	—	131,960
Fair value of vested stock options assumed from acquisition	—	—	8,979	—	—	8,979
Employee stock-based compensation	—	—	68,014	—	—	68,014
Issuance of common stock under equity plan awards, net of tax	675,624	1	9,250	—	—	9,251
Other comprehensive loss	—	—	—	(6,585)	—	(6,585)
Net loss	—	—	—	—	(302,139)	(302,139)
Balance as of December 31, 2017	44,167,071	44	1,221,762	(5,680)	(832,672)	383,454
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,043,860	5	270,964	—	—	270,969
Issuance of common stock in connection with at-the-market offering, net of issuance costs	640,257	1	38,055	—	—	38,056
Employee stock-based compensation	—	—	81,165	—	—	81,165
Issuance of common stock under equity plan awards, net of tax	1,009,400	1	27,827	—	—	27,828
Other comprehensive income	—	—	—	5,047	—	5,047
Net loss	—	—	—	—	(197,611)	(197,611)
Balance as of December 31, 2018	50,860,588	51	1,639,773	(633)	(1,030,283)	608,908
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,833,333	6	330,409	—	—	330,415
Issuance of common stock in connection with at-the-market offering, net of issuance costs	468,685	—	24,828	—	—	24,828
Employee stock-based compensation	—	—	82,025	—	—	82,025
Issuance of common stock under equity plan awards, net of tax	675,614	1	9,828	—	—	9,829
Other comprehensive income	—	—	—	486	—	486
Net loss	—	—	—	—	(402,727)	(402,727)
Balance as of December 31, 2019	57,838,220	$58	$2,086,863	$(147)	$(1,433,010)	$653,764

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(402,727)	$(197,611)	$(302,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	81,995	80,107	68,014
Amortization of premium (discount) on investment securities, net	(6,214)	(2,641)	1,706
Depreciation and amortization	8,539	19,538	5,825
Foreign currency remeasurement (gain) loss	688	5,309	(7,018)
Change in fair value of investment in Arcturus equity securities	(13,413)	—	—
Non-cash interest expense on liability related to the sale of future royalties	1,135	—	—
Gain from sale of priority review vouchers	—	(170,322)	—
Other	557	(156)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,104)	(7,583)	(5,172)
Inventory	(4,451)	(5,283)	(757)
Prepaid expenses and other assets	(8,216)	(14,285)	3,113
Right-of-use lease assets	(14,176)	—	—
Accounts payable, accrued, and other liabilities	13,312	2,361	(1,169)
Lease liabilities	15,552	—	—
Deferred tax liabilities	2,140	—	(16,246)
Net cash used in operating activities	(345,383)	(290,566)	(253,843)
Investing activities:
Purchase of property and equipment	(24,832)	(4,076)	(2,793)
Purchase of investments	(692,824)	(509,796)	(230,487)
Purchase of investment in Arcturus equity securities	(14,339)	—	—
Proceeds from sale of investments	42,718	7,655	157,934
Proceeds from maturities of investments	676,238	302,564	273,632
Proceeds from sale of priority review vouchers	—	170,322	—
Acquisition, net of cash acquired	—	—	(142,804)
Net cash provided by (used in) investing activities	(13,039)	(33,331)	55,482
Financing activities:
Proceeds from the sale of future royalties, net	314,234	—	—
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	330,415	270,969	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net	24,828	38,056	131,960
Proceeds from the issuance of common stock under equity plan awards, net	9,829	27,828	9,251
Repayment of note payable	—	—	(4,944)
Net cash provided by financing activities	679,306	336,853	136,267
Effect of exchange rate changes on cash	(165)	(472)	528
Net increase (decrease) in cash, cash equivalents, and restricted cash	320,719	12,484	(61,566)
Cash, cash equivalents, and restricted cash at beginning of year	115,525	103,041	164,607
Cash, cash equivalents, and restricted cash at end of year	$436,244	$115,525	$103,041

Supplemental disclosures of non-cash investing and financing information:
Acquired lease liabilities arising from obtaining right-of-use lease assets	$21,861	$—	$—
Stock-based compensation capitalized into ending inventory	$1,206	$1,058	$—
Costs of property and equipment included in accounts payable and other liabilities	$10,367	$1,192	$400
Fair value of vested stock options assumed in acquisition	$—	$—	$8,979

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements

1.       Organization and Basis of Presentation

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company has two approved therapies. Crysvita® (burosumab) is approved in the United States by the U.S. Food and Drug Administration (FDA) and in Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and has received European conditional marketing authorization for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. The Company has also received FDA approval for Mepsevii™ (vestronidase alfa), the first medicine approved for the treatment of children and adults with mucopolysaccharidosis VII (MPS VII), also known as Sly syndrome. In the European Union and the United Kingdom, Mepsevii is approved under exceptional circumstances for patients of all ages for the treatment of non-neurological manifestations of MPS VII. In Brazil, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes the need to raise additional capital to fully implement its business plan. Through December 31, 2019, the Company has relied primarily on the proceeds from equity offerings and its sale of future royalties to finance its operations.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	December 31,
	2019	2018	2017
Cash and cash equivalents	$433,584	$113,432	$100,488
Restricted cash included in prepaid expenses and other current assets	161	271	461
Restricted cash included in other assets	2,499	1,822	2,092
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$436,244	$115,525	$103,041

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

Investment in Equity Securities

In June 2019, the Company entered into an amendment to the Research Collaboration and License Agreement and an Equity Purchase Agreement with Arcturus Therapeutics Holdings Inc. (Arcturus). Pursuant to the Equity Purchase Agreement, the Company purchased 2,400,000 shares of common stock, or approximately 18.2% of Arcturus’s outstanding shares of common stock as of the closing date of the transaction and received an option to purchase an additional 600,000 shares of common stock. The investment is subject to the equity method of accounting as it was determined that the Company has significant influence over Arcturus, but does not control the significant activities of Arcturus. The Company elected to apply the fair value option to account for the equity investment in Arcturus. The decision to elect the fair value option is irrevocable and is determined on an instrument by instrument basis. The option to purchase additional stock is accounted for at fair value using the Black-Scholes option pricing method. The changes in fair value of the equity investment and option to purchase additional stock are included in the Consolidated Statements of Operations. See “Note 8. License and Research Agreements” for additional details on the Arcturus transaction.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and investments. The Company’s cash, cash equivalents, and investments are held by financial institutions that management believes are of high credit quality. The Company’s investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, corporate bonds, commercial paper, and asset-backed securities and places restrictions on maturities and concentrations by type and issuer. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents, corporate issuers, and other financial instruments, to the extent recorded in the balance sheets.

The Company has not experienced any credit losses to date from credit risk concentration. Concentration of credit risk with respect to accounts receivable from customers is primarily limited to collaboration partners, drug wholesalers, and retail pharmacy distributors. Credit is extended to our customers based on an evaluation of a customer’s financial condition, and collateral is not required. Further, the Company maintains a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of customers to make required payments. As of December 31, 2019, there were no allowances for doubtful accounts and the Company has not had any write-offs historically.

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

Inventory

The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average-cost method. The Company expenses costs associated with the manufacture of product candidates prior to regulatory approval. Inventories consist of currently approved products. The Company periodically reviews its inventories for excess amounts or

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Management determines excess inventory based on expected future demand. Estimates related to future demand are sensitive to significant inputs and assumptions such as acceptance by patients and physicians and the availability of formulary coverage and adequate reimbursement from private third-party payers for the product.

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

Revenue Recognition

Collaboration and license revenue

The Company has certain license and collaboration agreements that are within the scope of Accounting Standards Codification (ASC) 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. When the collaborative partner is the principal in the sale transaction with the customer, the Company records its share of collaboration profit as collaboration revenue. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the consolidated statement of operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

periodically and adjusted as necessary. If actual results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective method. The results for year ended December 31, 2019 are presented under ASC 842. The results for the year ended December 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

The Company determines if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. The Company applies a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. The Company recognizes the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term.

As a result of the adoption of the new guidance, the Company recorded a right-of-use lease asset of $16.2 million, a short-term lease liability of $4.5 million, and a long-term lease liability of $17.0 million and no cumulative effect adjustment was made to the retained earnings as of the adoption date. In addition, as of the adoption date, the Company derecognized a net deferred rent obligation of $5.2 million. See “Note 9. Leases” for further disclosure.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses, (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses that are attributable to credit, the losses will be recognized in earnings as allowances. This guidance is effective for the Company on January 1, 2020, and early adoption is permitted. The Company does not expect that this guidance will have a material impact on its Consolidated Financial Statements and related disclosures.

3.       Dimension Acquisition

On November 7, 2017, the Company acquired all of the issued and outstanding share capital of Dimension Therapeutics, Inc. (Dimension), headquartered in Cambridge, Massachusetts for a purchase price of $6.00 per share or $152.3 million in cash. In connection with the acquisition, the Company also paid a $2.9 million termination fee to REGENXBIO Inc. (REGENX), as a result of a previously existing merger agreement between REGENX and Dimension and assumed all the outstanding equity awards of Dimension at the date of the acquisition. The assumed equity awards were valued at $15.4 million using a Black-Scholes option pricing model on the acquisition date. The equity awards assumed were allocated as follows: $9.0 million to the purchase consideration relating to the vested portion of stock options assumed, $2.2 million for the acceleration of certain awards that were recognized immediately as expense in the post-combination financial statements, and $4.2 million is being recognized as expense after the acquisition date over the employee’s remaining service period. The acquisition date fair value of the consideration transferred for Dimension was approximately $164.1 million, which consisted of the following (in thousands):

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

The transaction was accounted for as a business combination under the acquisition method of accounting as outlined in ASC 805, Business Combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions based on the information that was available as of the date of the acquisition. See also “Note 6. Intangible Assets, net” for a description of the intangible assets.

The Company recorded $47.4 million in non-current deferred tax liability resulting from the acquisition reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability is not used to offset deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the acquired IPR&D. Subsequent to the acquisition date, the deferred tax liability was reduced to $31.2 million due to the reduction of U.S. corporate tax rate from 34% to 21% in December 2017. As of December 31, 2019, the deferred tax liability was increased to $33.3 million due to changes in the estimated state tax apportionment.

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

Pro Forma Financial Information

The Company's consolidated statement of operations from November 7, 2017 through December 31, 2017 includes Dimension total revenue of $2.1 million and a net loss of $7.5 million. If the acquisition had occurred on January 1, 2017, the supplemental unaudited pro forma financial results is $18.5 million in total revenues and $341.7 million in net loss for the year ended December 31, 2017.

The unaudited pro forma financial information include pro forma adjustments that assume the acquisition occurred on January 1, 2017. These items include adjustments to remove the impact of transaction costs related to the acquisition of $9.6 million for the year ended December 31, 2017 and to record the amortization of definite-lived intangible assets of $1.8 million for the year ended December 31, 2017. Other adjustments include reduction of interest income, amounts related to severance of certain employees, acceleration of certain equity awards, and adjustments to conform to the Company’s accounting policies on revenue. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The Company’s financial instruments consist of Level 1, Level 2, and Level 3 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset backed securities, commercial paper and U.S. Government agency securities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

The Company determines the fair value of the Arcturus common stock by using the quoted market price on December 31, 2019, which is a Level 1 fair value measurement. The change in fair value of the Arcturus common stock for the year ended December 31, 2019 was $12.2 million, which was recognized in the Consolidated Statements of Operations.

The fair value of the option to purchase additional shares of Arcturus common stock was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the fair value of the option is considered a Level 3 financial asset. The Company measures the Level 3 financial asset by applying the Black-Scholes option pricing method and utilizes the following inputs: stock price, strike price, volatility, risk free interest rate, and expected term. The expected term is the Company’s estimated period to purchase additional stock. The change in fair value of the option to purchase additional Arcturus common stock for the year ended December 31, 2019 was $1.2 million, which was recognized in the Consolidated Statements of Operations.

The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	—	100,000	—	100,000
Time deposits	—	10,000	—	10,000
Corporate bonds	—	77,026	—	77,026
Commercial paper	—	80,119	—	80,119
Asset-backed securities	—	30,406	—	30,406
U.S. Government Treasury and agency securities	96,329	53,979	—	150,308
Investment in Arcturus equity securities	26,088	—	1,664	27,752
Total	$415,726	$351,530	$1,664	$768,920

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$48,999	$—	$—	$48,999
Repurchase agreements	—	24,000	—	24,000
Time deposits	—	10,000	—	10,000
Corporate bonds	—	179,926	—	179,926
Commercial paper	—	50,198	—	50,198
Asset-backed securities	—	22,587	—	22,587
U.S. Government Treasury and agency securities	—	99,034	—	99,034
Total	$48,999	$385,745	$—	$434,744

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

5.       Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	100,000	—	—	100,000
Time deposits	10,000	—	—	10,000
Corporate bonds	77,022	17	(13)	77,026
Commercial paper	80,119	—	—	80,119
Asset-backed securities	30,375	31	—	30,406
U.S. Government Treasury and agency securities	150,184	124	—	150,308
Total	$741,009	$172	$(13)	$741,168

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$48,999	$—	$—	$48,999
Repurchase agreements	24,000	—	—	24,000
Time deposits	10,000	—	—	10,000
Corporate bonds	180,167	—	(241)	179,926
Commercial paper	50,198	—	—	50,198
Asset-backed securities	22,597	—	(10)	22,587
U.S. Government Treasury and agency securities	99,087	2	(55)	99,034
Total	$435,048	$2	$(306)	$434,744

At December 31, 2019, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at December 31, 2019 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2019	2018
Work-in-process	$8,191	$5,384
Finished goods	3,355	1,681
Total	$11,546	$7,065

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$16,871	$15,705
Research and development equipment	17,881	9,856
Furniture and office equipment	3,496	3,379
Computer equipment and software	7,817	7,342
Construction-in-progress	24,271	1,970
Property and equipment, gross	70,336	38,252
Less accumulated depreciation	(25,988)	(18,206)
Property and equipment, net	$44,348	$20,046

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $8.3 million, $7.2 million and $4.8 million respectively. Amortization of leasehold improvements and software is included in depreciation expense.

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2019	2018
Research, clinical study, and manufacturing expenses	$22,894	$16,912
Payroll and related expenses	41,324	36,443
Other	18,976	9,095
Total	$83,194	$62,450

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

The contract asset represents the fair value of the agreement with Bayer HealthCare LLC to research, develop, and commercialize AAV gene therapy products for treatment of hemophilia A. The fair value of the contract asset was determined based on the discounted present value of the estimated net future income and was amortized to research and development expense over the research term which was completed in 2019. The Company recorded research and development expense of $0.2 million, $12.3 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to the amortization of the asset.

The Company tests the intangible assets for impairment annually during its fourth quarter. No impairment charges have been recognized on intangible assets.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

7.      Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Year Ended December 31,
	2019	2018	2017
Collaboration and license revenue:
KKC (Crysvita)	$82,989	$18,226	$9
Bayer	504	23,467	2,127
Total collaboration and license revenue	83,493	41,693	2,136
Product sales:
Crysvita	4,286	644	—
Mepsevii	12,634	7,903	476
UX007	3,301	1,255	—
Total product sales	20,221	9,802	476
Total revenues	$103,714	$51,495	$2,612

The following table disaggregates total revenues based on geographic location (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$86,442	$45,339	$2,289
Europe	12,085	5,293	323
All other	5,187	863	—
Total revenues	$103,714	$51,495	$2,612

The following table presents the activity and ending balances for sales-related accruals and allowances (in thousands):

	December 31,
	2019	2018	2017
Balance of product sales reserve at beginning of year	$1,240	$41	$—
Provisions	3,846	2,466	41
Payments and adjustments	(3,268)	(1,267)	—
Balance of product sales reserve at end of year	$1,818	$1,240	$41

The following table presents changes in the contract assets (liabilities) for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Balance of contract assets (liabilities) at beginning of year	$2,979	$(5,986)
Additions	504	24,055
Deductions	(3,483)	(15,090)
Balance of contract assets at end of year	$—	$2,979

The Company’s largest accounts receivable balance was from a collaboration partner and was 87% and 88% of the total accounts receivable balance as of December 31, 2019 and 2018, respectively.
8.      License and Research Agreements

Kyowa Kirin Co., Ltd. Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd. (KKC or formerly Kyowa Hakko Kirin Co., Ltd. or KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the United States and Canada, or the profit-share territory, and in the European Union, United Kingdom, and Switzerland, or the European territory, and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Development Activities

In the field of orphan diseases, and except for ongoing studies being conducted by KKC, the Company is the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date; the Company is also the lead party for core development activities conducted in Japan and Korea, for which the core development plan is limited to clinical trials mutually agreed to by the Company and KKC. The Company shares the costs for development activities in the profit-share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KKC. KKC is responsible for 100% of the costs for development activities in Japan and Korea. In April 2023, which is the transition date for the profit-share territory, and on the applicable transition date for the European territory, KKC will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the European Union and United Kingdom in February 2018 and was approved by the FDA in April 2018.

The collaboration and license agreements are within the scope of ASC 808, which provides guidance on the presentation and disclosure of collaborative arrangements.

Collaboration revenue related to sales in profit-share territory

The Company and KKC share commercial responsibilities and profits in the profit-share territory until April 2023. Under the collaboration agreement, KKC manufactures and supplies Crysvita for commercial use in the profit-share territory and charges the Company the transfer price of 35% of net sales through December 31, 2022, and 30% thereafter. The remaining profit or loss after supply costs from commercializing products in the profit-share territory are shared between the Company and KKC on a 50/50 basis until April 2023. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range.

As KKC is the principal in the sale transaction with the customer, the Company recognizes a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurs. The Company concluded that its portion of KKC’s sales in the profit-share territory is analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty.

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. Prior to the Company’s sale of the royalty to Royalty Pharma, as described below, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Company's share of collaboration revenue in profit-share territory	$74,869	$15,334	$—
Royalty revenue in European territory	8,120	2,892	9
Total	$82,989	$18,226	$9

In December 2019, the Company entered into a Royalty Purchase Agreement with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, and sold the future royalty payments related to Crysvita sales in the European territory to RPI. Going forward, the Company will record the royalty revenue in European territory as non-cash royalties. See “Note 11. Liability Related to the Sale of Future Royalties”.

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. For the years ended December 31, 2019 and 2018, the Company recorded product sales of $4.3 million and $0.6 million, respectively, net of estimated product returns and other deductions. There were no product sales recorded for Crysvita for the year ended December 31, 2017. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in the above territories, and is based on 35% of the net sales through December 31, 2022 and 30% thereafter. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$27,309	$32,240	$31,165
Selling, general and administrative	21,828	14,228	4,466
Total	$49,137	$46,468	$35,631

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $28.5 million and $11.2 million from profit-share revenue and royalties and other receivables recorded in prepaid and other current assets of $17.8 million and $11.1 million and accrued liabilities of $0.9 million and $0.3 million from commercial and development activity reimbursements, as of December 31, 2019 and 2018, respectively.

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

The Company may be obligated to make future payments of up to $5.3 million contingent upon attainment of various development milestones relating to the development of LC-FAOD and $7.5 million contingent upon attainment of various sales milestones. Additionally, the Company will pay to BRI a mid-single digit royalty on net sales of the licensed product in the licensed territories, if such product sales are ever achieved.

REGENXBIO, Inc.

The Company has a license agreement with REGENX, for an exclusive, sublicensable, worldwide commercial license under certain intellectual property for preclinical and clinical research and development, and commercialization of drug therapies using REGENX 's licensed patents for the treatment of hemophilia A, OTC deficiency, and GSD1a. The Company will pay an annual fee and certain milestone fees per disease indication, low to mid single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees owed by REGENX to its licensors, contingent upon the attainment of certain development activities as outlined in the agreement.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

As of the acquisition date of Dimension on November 7, 2017, the Company valued the contract under ASC 805 and recorded an intangible asset of $13.5 million. The intangible asset was amortized to research and development expense over the research term and was completed in 2019. The Company recorded research and development expense of $0.2 million, $12.3 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, for the amortization of the intangible asset.

The Company evaluated the agreement under ASC 606 and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement include (i) research and development services to be provided over the research term, (ii) a development and commercialization license, and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services and recorded $0.5 million and $23.5 million, and $2.1 million as collaboration and license revenue for the years ended December 31, 2019, 2018, and 2017, respectively, by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The performance obligation under the contract was substantially completed by end of 2019. As of December 31, 2019 and 2018, the Company had none and a $3.0 million contract asset associated with the performance obligation, respectively.

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

The Company also has a research, collaboration, and license agreement with Penn, which provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of certain indications. Under the agreement, Penn granted the Company an exclusive, worldwide license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each indication for the term of the agreement. The Company will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development, manufacturing and commercialization of each indication. The Company may be obligated to make milestone payments of up to $5.0 million for each indication, if certain development milestones are achieved over time, as well as low to mid-single digit royalties on net sales of each licensed product. The Company may also be obligated to make milestone payments of up to $25.0 million per approved product if certain commercial milestones are achieved.

Arcturus Research Collaboration and License Agreement

In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus Therapeutics, Inc. (Arcturus). The Company and Arcturus are collaborating on the research and development of therapies for select rare diseases. As consideration for entering into the arrangement, the Company paid Arcturus an upfront fee of $10.0 million. Arcturus has the primary responsibility for conducting certain research services, funded by the Company, and the Company will be responsible for development and commercialization costs. Pursuant to the agreement, the Company incurred $0.8 million, $1.9 million, and $4.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, in research and development expense for the funding of certain research services received from Arcturus. As of December 31, 2019 and 2018, the Company has a balance of none and $0.5 million, respectively, in prepaid expenses and other current assets, and a balance of none and $0.4 million, respectively, in accrued liabilities related to Arcturus.

In June 2019, the Company entered into an Equity Purchase Agreement and an amendment to the Research Collaboration and License Agreement to expand the field of use and increase the number of disease targets to include mRNA, DNA and siRNA

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The changes in the fair value of the Company’s investment in Arcturus securities were as follows (in thousands):

	Arcturus common stock	Fair value of option to purchase additional shares of Arcturus common stock
December 31, 2018	$—	$—
Acquisition of investment in Arcturus securities	13,872	467
Change in fair value	12,216	1,197
December 31, 2019	$26,088	$1,664

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics, LLC (GeneTx) to collaborate on the development of GeneTx’s GTX-102, an antisense oligonucleotide (ASO) for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx. This option may be exercised any time prior to 30 days following notice of FDA acceptance of the IND for GTX-102 for an additional $50.0 million in payments. Alternatively, the Company may extend the option period by paying an option extension payment of $25.0 million. In the event the Company exercises the option extension, the Company has a right to acquire GeneTx for a payment of $125.0 million, at any time, until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. This exclusive option to acquire GeneTx can be extended under certain circumstances, by up to four additional three-month periods, by paying an additional extension fee for each three-month period.

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

Although GeneTx is a variable interest entity, the Company is not the primary beneficiary as it currently does not have the power to direct the activities that would most significantly impact the economic performance of GeneTx. Prior to product regulatory approval, all consideration paid to GeneTx represents rights to potential future benefits associated with GeneTx’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, for the year ended December 31, 2019, the Company recorded the $20.0 million payment as an in-process research and development expense.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

In February 2020, the Company paid $25.0 million upon acceptance of the IND to maintain its option to acquire GeneTx until the earlier of 30 months from the first dosing of a patient in the Phase 1/2 study (subject to extensions) or 90 days after results are available from that study.

9.     Leases

As described in “Note 2. Summary of Significant Accounting Policies”, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historic accounting under Topic 840.

The Company leases office space and research, testing and manufacturing laboratory space in various facilities in Novato and Brisbane, California, in Cambridge and Woburn, Massachusetts, and in certain foreign countries, under operating agreements expiring at various dates through 2028. Certain lease agreements include options for the Company to extend the lease for multiple renewal periods and also provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases. None of these optional periods have been considered in the determination of the right-of-use lease asset or the lease liability for the leases as the Company did not consider it reasonably certain that it would exercise any such options. The Company recognizes lease expense on a straight-line basis over the non-cancelable term of its operating leases. The variable lease expense primarily consists of common area maintenance and other operating costs.

The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating leases. Prior to adoption of Topic 842, under Topic 840, rent expense was $6.4 million and $4.5 million during the years ended December 31, 2018 and 2017, respectively.

The components of lease expense were as follows (in thousands):

Year Ended December 31,
2019
Operating lease expense	$9,163
Variable lease expense	2,779
Total	$11,942

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $9.0 million and was included in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

Year Ending December 31,	Leases
2020	$9,786
2021	7,667
2022	7,521
2023	7,541
2024	5,571
Thereafter	7,582
Total future lease payments	45,668
Less: Amount representing interest	(8,676)
Present value of future lease payments	36,992
Less: Short-term lease liabilities	(7,235)
Long-term lease liabilities	$29,757

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As of December 31, 2019, the weighted-average remaining lease term was 5.64 years and the weighted-average discount rate used to determine the lease liability was 7.5%.

10.     Gain from Sale of Priority Review Vouchers

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

11.      Liability Related to the Sale of Future Royalties

In December 2019, the Company entered into a Royalty Purchase Agreement with RPI Finance Trust (RPI), an affiliate of Royalty Pharma. Pursuant to the agreement, RPI paid $320.0 million to the Company in consideration for the right to receive royalty payments effective January 1, 2020, arising from the net sales of Crysvita in the European Union, the United Kingdom, and Switzerland under the terms of the Company’s Collaboration and License Agreement with KKC dated August 29, 2013, as amended. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

As RPI’s rate of return is explicitly limited due to the cap on royalties they may receive, proceeds from the transaction was recorded as a liability (liability related to sale of future royalties on the Consolidated Balance Sheets). The Company will amortize $320.0 million, net of transaction cost of $5.8 million using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI, subject to the capped amount, over the life of the arrangement. The aggregate future estimated royalty payments (subject to the capped amount), less the $314.2 million of net proceeds, will be recorded as non-cash interest expense over the life of the arrangement. Consequently, the Company estimates an imputed interest on the unamortized portion of the liability and records interest expense relating to the transaction. The Company will continue to record the royalty revenue rising from the net sales of Crysvita in the applicable European territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangement.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. Through December 31, 2019, the Company’s effective annual interest rate was approximately 10.1%.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable European territories, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, the introduction of competing products, approval of label expansion for adults, pricing for reimbursement in various European territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars (USD) while significant portions of the underlying European sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from European sales of Crysvita, all of which would result in a reduction of non-cash royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in Europe are more than expected, the non-cash royalty revenue and the non-cash interest expense recorded by the Company would be greater over the term of the arrangement.

The Company will record non-cash royalty revenues and non-cash interest expense within its Consolidated Statements of Operations over the term of the arrangement. The following table shows the activity within the liability account during the year ended December 31, 2019 (in thousands):

December 31,
2019
Liability related to the sale of future royalties — beginning balance	$—
Proceeds from sale of future royalties	314,234
Non-cash interest expense	1,135
Liability related to the sale of future royalties at end of year	$315,369

12.      Equity

At-the-Market Offerings

In July 2016, the Company entered into an At-The-Market (ATM) sales agreement with Cowen and Company, LLC (Cowen), whereby the Company sold $150.0 million in aggregate proceeds of common stock, through Cowen as our sales agent. During the year ended December 31, 2017, the Company sold 912,351 shares of common stock, resulting in net proceeds of approximately $67.6 million, after commissions and other offering costs.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

In July 2017, the Company entered into an additional ATM sales agreement with Cowen whereby the Company may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. During the years ended December 31, 2019, 2018, and 2017, the Company sold 468,685, 640,257, and 1,338,866 shares of common stock, respectively, resulting in net proceeds of approximately $24.8 million, $38.1 million, and $64.3 million, respectively, after commissions and other offering costs.

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

Common Stock Warrants

As of December 31, 2019 and 2018, there was an aggregate of 149,700 of common stock warrants outstanding with exercise price of $3.01 and expiration dates in 2020 and 2021.

13.      Stock-Based Awards

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

As part of the acquisition of Dimension (discussed in “Note 3. Dimension Acquisition”), the Company assumed an equivalent 639,897 options to purchase shares of common stock of the Company from the equity plans of Dimension. No further grants subsequent to the acquisition are available under these equity plans.

As of December 31, 2019, an aggregate of 10,521,371 shares of common stock have been authorized for issuance under the 2011 Plan, the 2014 Plan, and the assumed equity awards from the Dimension plans.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans, including the 2011 Plan, the 2014 Plan, the assumed equity awards from the Dimension plans and related information:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2016	4,429,472	$61.85	8.22	$79,135
Options granted	1,328,860	71.99
Options assumed	639,897	27.97
Options exercised	(478,470)	16.25
Options cancelled	(520,349)	78.70
Outstanding — December 31, 2017	5,399,410	$62.75	7.40	$37,687
Options granted	1,479,451	55.54
Options exercised	(713,263)	36.21
Options cancelled	(812,474)	74.80
Outstanding — December 31, 2018	5,353,124	$62.46	7.22	$23,243
Options granted	1,762,075	63.03
Options exercised	(235,678)	32.87
Options cancelled	(766,457)	72.48
Outstanding — December 31, 2019	6,113,064	$62.51	7.00	$18,989
Vested and exercisable — December 31, 2019	3,429,579	$63.14	5.83	$18,514
Vested and expected to vest — December 31, 2019	5,847,778	$62.58	6.92	$18,945

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $6.5 million, $22.9 million and $20.4 million, respectively. Cash received from the exercise of options was $7.7 million, $25.8 million, and $7.8 million as of December 31, 2019, 2018, and 2017, respectively.

The weighted-average estimated fair value of stock options granted was $37.15, $33.32 and $44.20 per share of the Company’s common stock during the years ended December 31, 2019, 2018, and 2017, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2019, 2018, and 2017 was $45.3 million, $51.7 million, and $49.1 million, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units (RSUs) from the 2014 Plan and related information:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2016	573,744	$71.45
RSUs granted	516,161	71.58
RSUs vested	(156,021)	71.93
RSUs cancelled	(112,324)	76.78
Unvested — December 31, 2017	821,560	$70.71
RSUs granted	555,905	56.01
RSUs vested	(235,913)	71.01
RSUs cancelled	(187,475)	65.37
Unvested — December 31, 2018	954,077	$63.12
RSUs granted	863,065	62.78
RSUs vested	(313,682)	66.25
RSUs cancelled	(205,310)	64.28
Unvested — December 31, 2019	1,298,150	$61.96

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total grant date fair value of the 313,682 shares vested during 2019 was approximately $20.8 million with an aggregate intrinsic value of the shares of $18.4 million.

Performance Stock Units

In December 2017, the Company began granting performance stock units (PSUs) to certain employees. The following table summarizes activity under the Company’s PSUs from the 2014 Plan and related information:

	PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2016	—	$—
PSUs granted	508,850	48.03
Unvested — December 31, 2017	508,850	$48.03
PSUs granted	71,725	59.67
PSUs cancelled	(97,375)	48.58
Unvested — December 31, 2018	483,200	$49.65
PSUs granted	61,500	67.31
PSUs vested	(65,643)	48.03
PSUs cancelled	(79,517)	50.01
Unvested — December 31, 2019	399,540	$52.56

The fair value of the PSUs is determined on the grant date based on the fair value of the Company’s common stock. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company after achievement of the specified criteria. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria. As of December 31, 2019, the specified criteria were deemed probable of achievement or already achieved. Stock-based compensation for these PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. The total grant date fair value of the 65,643 shares vested during 2019 was approximately $3.2 million with an aggregate intrinsic value of the shares of $4.2 million.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan

In January 2014, the Company adopted the 2014 Employee Stock Purchase Plan (ESPP) and reserved a total of 600,000 shares of common stock for issuance under the ESPP. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2019, the Company issued 85,845 shares of common stock under the ESPP. As of December 31, 2019, an aggregate of 2,933,325 shares of common stock have been authorized for future issuance on the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of sales	$1,084	$146	$—
Research and development	44,205	45,572	38,212
Selling, general and administrative	36,706	34,389	29,802
Total stock-based compensation expense	$81,995	$80,107	$68,014

Stock-based compensation of $1.4 million and $1.1 million was capitalized into inventory for the years ended December 31, 2019 and 2018, respectively. There was no stock-based compensation capitalized for the year ended December 31, 2017. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. As of December 31, 2019, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $133.0 million, which the Company expects to recognize over an estimated weighted-average period of 2.40 years. In determining the estimated fair value of the stock options and ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility—The Company’s expected volatility is based on historical volatility over the look-back period corresponding to the expected term.

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

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)	6.22	6.23	6.23
Expected volatility	61%	62%	65%
Risk-free interest rate	2.4%	2.7%	2.1%
Expected dividend rate	0.0%	0.0%	0.0%

14.       Defined Contribution Plan

The Company sponsors a retirement plan in which substantially all of its full-time employees in the United States and certain other foreign countries are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company recorded $3.6 million, $2.9 million, and $2.1 million as contribution expenses for the years ended December 31, 2019, 2018, and 2017, respectively.

15.      Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2019	2018	2017
Domestic	$399,709	$205,440	$250,917
Foreign	(265)	(8,343)	67,421
Total loss before income taxes	$399,444	$197,097	$318,338

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current provision for income taxes:
Federal	$—	$—	$—
State	51	14	5
International	1,092	500	42
Total current tax provision	1,143	514	47
Deferred tax provision (benefit):
Federal	—	—	(16,243)
State	2,140	—	(3)
International	—	—	—
Total deferred tax provision (benefit)	2,140	—	(16,246)
Total provision for (benefit from) income taxes	$3,283	$514	$(16,199)

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	(0.5)	—	—
Federal tax credits	5.2	9.5	9.0
Other	(0.2)	(0.2)	(0.9)
Nondeductible permanent items	(0.4)	(0.8)	—
Stock-based compensation	(1.0)	(0.8)	(0.6)
Uncertain tax positions	(1.0)	(1.9)	(1.8)
Change in valuation allowance	(23.6)	(26.8)	(32.5)
Foreign rate differential	(0.3)	(0.3)	(7.2)
Change in federal tax rate	—	—	5.1
Provision for income taxes	(0.8)%	(0.3)%	5.1%

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Loss carryforwards	$185,892	$183,331
Tax credits	158,791	137,019
Stock options	40,676	29,925
Accruals and reserves	19,622	7,418
Fixed assets and intangibles	3,870	2,820
Liability related to sale of future royalties	81,424	—
Other	4,183	1,189
Gross deferred tax assets	494,458	361,702
Valuation allowance	(486,796)	(361,702)
Total deferred tax assets	7,662	—
Deferred tax liabilities:
In-process research and development	(33,306)	(31,166)
Right-of-use lease assets	(7,662)	—
Gross deferred tax liabilities	(40,968)	(31,166)
Net deferred tax asset (liabilities)	$(33,306)	$(31,166)

As of December 31, 2019 and 2018, the Company had $549.9 million and $558.3 million of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2032. As of December 31, 2019 and 2018, the Company had $520.2 million and $476.8 million of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031.

As of December 31, 2019 and 2018, the Company had federal research tax credit carryforwards of $11.7 million and $7.5 million available to reduce future tax liabilities that will begin to expire in 2030. As of December 31, 2018 and 2017, the Company had state research credit carryforwards of $25.5 million and $17.3 million available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2019 and 2018, the Company had federal Orphan Drug Credits of $160.0 million and $143.5 million available to reduce future tax liabilities that will begin to expire in 2031.

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

On November 7, 2017, the Company acquired Dimension (see “Note 3. Dimension Acquisition”). The Company recorded a net $47.4 million deferred tax liability relating to the tax impact of future GAAP amortization or potential impairments associated with the identified intangible assets acquired, which are indefinitely lived assets and are not currently deductible for tax purposes. Due to the reduction of the US corporate tax rate to 21% in the period subsequent to the acquisition, the Company recorded a net decrease to the deferred tax liability of $16.2 million with a corresponding benefit from income taxes of $16.2 million for the year ended December 31, 2017. Due to a change in the state tax rates, the Company recorded a net increase to the deferred tax liability of $2.1 million with a corresponding deferred income tax expense of $2.1 million for the year ended December 31, 2019.

The valuation allowance increased by $125.1 million and $57.5 million during the year ended December 31, 2019 and 2018, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits follows (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$33,727	$28,377	$13,505
Additions based on tax positions related to current year	5,575	4,750	9,338
Additions for tax positions of prior years	652	600	5,534
Reductions for tax positions of prior years	—	—	—
Balance at end of year	$39,954	$33,727	$28,377

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2019 and 2018, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next year.

It is our intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2019, the Company had not made a provision for any incremental foreign withholding taxes on approximately $2.1 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount of withholding taxes.

The Company files income tax returns in the U.S. federal, California, and other state tax jurisdictions. The federal and state income tax returns from inception to December 31, 2019 remain subject to examination.

16.       Commitments and Contingencies

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

As of December 31, 2019, the aggregate payments under contractually binding manufacturing and service agreements are as follows (in thousands):

Year Ending December 31,	Manufacturing and Services
2020	7,854
2021	461
Thereafter	—
$8,315

See “Note 9. Leases” for lease commitments.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

17.      Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2019, 2018, and 2017 (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(402,727)	$(197,611)	$(302,139)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	56,576,885	49,775,223	42,453,135
Net loss per share, basic and diluted	$(7.12)	$(3.97)	$(7.12)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock, RSUs, and PSUs	7,978,666	7,301,431	5,862,784
Employee stock purchase plan	3,953	3,345	2,728
Common stock warrants	149,700	149,700	149,700
	8,132,319	7,454,476	6,015,212

18.     Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Cumulative foreign currency translation adjustment	$(306)	$(329)
Unrealized gain (loss) on securities available-for-sale	159	(304)
Total accumulated other comprehensive loss	$(147)	$(633)

19.     Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein (in thousands, except per share data):

	2019
	March 31,	June 30,	September 30,	December 31,
Revenue	$18,172	$24,149	$25,800	$35,593
Operating expenses	$117,386	$136,623	$143,833	$130,045
Net loss	$(96,756)	$(99,172)	$(112,994)	$(93,805)
Net loss per share, basic and diluted	$(1.82)	$(1.72)	$(1.96)	$(1.62)

	2018
	March 31,	June 30,	September 30,	December 31,
Revenue	$10,677	$12,794	$11,763	$16,261
Operating expenses	$107,164	$107,694	$101,409	$106,601
Net income (loss)	$30,253	$(52,728)	$(87,310)	$(87,826)
Net income (loss) per share, basic	$0.63	$(1.06)	$(1.74)	$(1.73)
Net income (loss) per share, diluted	$0.62	$(1.06)	$(1.74)	$(1.73)