Form 10-Q
period 2020-03-31
Ultragenyx Pharmaceutical Inc.
filed 2020-05-07
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 59,749,189 shares of common stock issued and outstanding.

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

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the Quarterly Report) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our expectations regarding the timing of clinical study commencements and reporting results from same;
•	the timing and likelihood of regulatory approvals for our product candidates;
•	the anticipated indications for our product candidates, if approved;
•	the potential market opportunities for commercializing our products and product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;
•	the impact of the COVID-19 pandemic and related health measures on our business, financial condition and liquidity;
•	estimates of our expenses, revenue, capital requirements, and our needs for additional financing;
•	our ability to develop, acquire, and advance product candidates into, and successfully complete, clinical studies;
•	the implementation of our business model and strategic plans for our business, products and product candidates and the integration and performance of any businesses we have acquired or may acquire;
•	the initiation, timing, progress, and results of ongoing and future preclinical and clinical studies, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
•	our ability to maintain and establish collaborations or strategic relationships or obtain additional funding;
•	our ability to maintain and establish relationships with third parties, such as contract research organizations, contract manufacturing organizations, suppliers, and distributors;
•	our financial performance and the expansion of our organization;
•	our ability to obtain supply of our products and product candidates;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	developments and projections relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$298,190	$433,584
Short-term investments	365,088	321,646
Receivable related to Daiichi Sankyo license agreement	125,550	—
Accounts receivable, net	29,327	32,844
Inventory	11,375	11,546
Prepaid expenses and other current assets	64,788	51,397
Total current assets	894,318	851,017
Property and equipment, net	47,596	44,348
Investment in Arcturus equity securities	35,420	27,752
Long-term investments	41,711	5,174
Right-of-use assets	35,827	30,328
Intangible assets, net	129,000	129,000
Goodwill	44,406	44,406
Other assets	4,862	3,471
Total assets	$1,233,140	$1,135,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,405	$12,871
Accrued liabilities	67,719	83,194
Short-term contract liability	107,247	—
Short-term lease liabilities	7,487	7,235
Total current liabilities	196,858	103,300
Long-term contract liability	38,036	—
Long-term lease liabilities	34,958	29,757
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	320,836	315,369
Total liabilities	623,994	481,732
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock — 250,000,000 shares authorized; 59,488,873 and 57,838,220 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	59	58
Additional paid-in capital	2,162,667	2,086,863
Accumulated other comprehensive loss	(1,545)	(147)
Accumulated deficit	(1,552,035)	(1,433,010)
Total stockholders’ equity	609,146	653,764
Total liabilities and stockholders’ equity	$1,233,140	$1,135,496

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Collaboration and license	$27,215	$14,238
Product sales	6,479	3,934
Non-cash collaboration royalty revenue	2,615	—
Total revenues	36,309	18,172
Operating expenses:
Cost of sales	(3,503)	452
Research and development	112,961	78,105
Selling, general and administrative	47,516	38,829
Total operating expenses	156,974	117,386
Loss from operations	(120,665)	(99,214)
Interest income	2,919	3,086
Change in fair value of investment in Arcturus equity securities	7,668	—
Non-cash interest expense on liability related to the sale of future royalties	(8,082)	—
Other expense	(456)	(412)
Loss before income taxes	(118,616)	(96,540)
Provision for income taxes	(409)	(216)
Net loss	$(119,025)	$(96,756)
Net loss per share, basic and diluted	$(2.05)	$(1.82)
Shares used in computing net loss per share, basic and diluted	57,995,999	53,209,215

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(119,025)	$(96,756)
Other comprehensive income (loss):
Foreign currency translation adjustments	(49)	129
Unrealized gain (loss) on available-for-sale securities	(1,349)	356
Other comprehensive income (loss)	(1,398)	485
Total comprehensive loss	$(120,423)	$(96,271)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	57,838,220	$58	$2,086,863	$(147)	$(1,433,010)	$653,764
Issuance of common stock in connection with license agreement, net of issuance costs	1,243,913	1	55,267	—	—	55,268
Employee stock-based compensation	—	—	20,157	—	—	20,157
Issuance of common stock under exercise of warrants and equity plan awards, net of tax	406,740	—	380	—	—	380
Other comprehensive loss	—	—	—	(1,398)	—	(1,398)
Net loss	—	—	—	—	(119,025)	(119,025)
Balance as of March 31, 2020	59,488,873	$59	$2,162,667	$(1,545)	$(1,552,035)	$609,146

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,860,588	$51	$1,639,773	$(633)	$(1,030,283)	$608,908
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,833,333	6	330,409	—	—	330,415
Issuance of common stock in connection with at-the-market offering, net of issuance costs	379,707	—	19,305	—	—	19,305
Employee stock-based compensation	—	—	20,475	—	—	20,475
Issuance of common stock under equity plan awards, net of tax	230,260	—	3,897	—	—	3,897
Other comprehensive income	—	—	—	485	—	485
Net loss	—	—	—	—	(96,756)	(96,756)
Balance as of March 31, 2019	57,303,888	$57	$2,013,859	$(148)	$(1,127,039)	$886,729

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 30,
	2020	2019
Operating activities:
Net loss	$(119,025)	$(96,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,155	20,221
Amortization of discount on investment securities, net	(299)	(839)
Depreciation and amortization	2,852	2,119
Foreign currency remeasurement loss	474	589
Change in fair value of investment in Arcturus equity securities	(7,668)	—
Non-cash collaboration royalty revenue	(2,615)	—
Non-cash interest expense on liability related to the sale of future royalties	8,082	—
Changes in operating assets and liabilities:
Accounts receivable	3,500	(2,899)
Inventory	149	(3,647)
Prepaid expenses and other assets	(15,096)	(1,414)
Receivable related to the Daiichi Sankyo license agreement	(125,550)	—
Right-of-use assets	(5,522)	(6,880)
Accounts payable, accrued, and other liabilities	(5,383)	(13,081)
Contract liabilities	145,283	—
Lease liabilities	5,511	6,812
Net cash used in operating activities	(95,152)	(95,775)
Investing activities:
Purchase of property and equipment	(14,096)	(3,059)
Purchase of investments	(285,229)	(260,734)
Proceeds from the sale of investments	16,600	22,600
Proceeds from maturities of investments	187,600	140,000
Net cash used in investing activities	(95,125)	(101,193)
Financing activities:
Proceeds from the issuance of common stock in connection with the license agreement, net	55,268	—
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	—	330,415
Proceeds from the issuance of common stock in connection with at-the-market offering, net	—	19,305
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	380	3,897
Principal repayments of financing leases	(33)	—
Net cash provided by financing activities	55,615	353,617
Effect of exchange rate changes on cash	(623)	(198)
Net increase (decrease) in cash, cash equivalents and restricted cash	(135,285)	156,451
Cash, cash equivalents and restricted cash at beginning of period	436,244	115,525
Cash, cash equivalents and restricted cash at end of period	$300,959	$271,976

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$7,397	$8,280

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that we will likely need to raise additional capital to fully implement its business plans. Through March 31, 2020, the Company has relied primarily on the proceeds from equity offerings and its sale of future royalties to finance its operations.

The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 14, 2020 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, stock-based compensation, and the liability related to the sale of future royalties. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for the Company’s obligations under its facility leases. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$298,190	$269,712
Restricted cash included in prepaid expenses and other current assets	161	351
Restricted cash included in other assets	2,608	1,913
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$300,959	$271,976

Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses, (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company uses a new forward-looking expected loss model that generally results in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted. The adoption of ASU 2016-13 did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures and there was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the three months ended March 31, 2020.

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

The Company also records royalty revenues under certain of the Company’s license or collaboration agreements in exchange for license of intellectual property. If the Company does not have any future performance obligations for these license or collaboration agreements, royalty revenue is recorded as the underlying sales occur.

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

The terms of the Company’s collaboration and license agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC 606, Revenue from Contracts with Customers (ASC 606), to determine the distinct performance obligations. The Company analogizes to ASC 606 for the accounting for distinct performance obligations for which there is a customer relationship. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost plus margin. The Company estimates the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using input measures.

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

Non-cash collaboration royalty revenue

Effective January 1, 2020, the Company sold the right to receive certain royalty payments arising from the net sales of Crysvita to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, as further described in Note 7. The Company will continue to record the royalty revenue rising from the net sales of Crysvita in the applicable European territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangement.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$183,256	$—	$—	$183,256
Time deposits	—	10,000	—	10,000
Corporate bonds	—	223,386	—	223,386
Commercial paper	—	96,945	—	96,945
Asset-backed securities	—	19,359	—	19,359
U.S. Government Treasury and agency securities	67,499	62,591	—	130,090
Investment in Arcturus equity securities	32,616	—	2,804	35,420
Total	$283,371	$412,281	$2,804	$698,456

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	—	100,000	—	100,000
Time deposits	—	10,000	—	10,000
Corporate bonds	—	77,026	—	77,026
Commercial paper	—	80,119	—	80,119
Asset-backed securities	—	30,406	—	30,406
U.S. Government Treasury and agency securities	96,329	53,979	—	150,308
Investment in Arcturus equity securities	26,088	—	1,664	27,752
Total	$415,726	$351,530	$1,664	$768,920

The Company determined the fair value of the Arcturus Therapeutics Holdings Inc. (Arcturus) common stock by using the quoted market price on March 31, 2020, which is a Level 1 fair value measurement. The change in fair value of the Arcturus common stock for the three months ended March 31, 2020 and 2019 was $6.5 million and none, respectively, which was recognized in the Condensed Consolidated Statements of Operations.

The fair value of the option to purchase additional shares of Arcturus common stock was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the fair value of the option is considered a Level 3 financial asset. The Company measures the Level 3 financial asset by applying the Black-Scholes option pricing method and utilizes the following inputs: stock price, strike price, volatility, risk free interest rate, and expected term. The expected term is the Company’s estimated period to purchase additional stock. The change in fair value of the option to purchase additional Arcturus common stock for the three months ended March 31, 2020 and 2019 was $1.1 million and none, respectively, which was recognized in the Condensed Consolidated Statements of Operations.

See “Note 6. License and Research Agreements” for additional details on the Arcturus transaction.

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and short-term investments classified as available-for-sale securities consisted of the following (in thousands):

	March 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$183,256	$—	$—	$183,256
Time deposits	10,000	—	—	10,000
Corporate bonds	225,081	28	(1,723)	223,386
Commercial paper	96,945	—	—	96,945
Asset-backed securities	19,409	—	(50)	19,359
U.S. Government Treasury and agency securities	129,535	555	—	130,090
Total	$664,226	$583	$(1,773)	$663,036

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	100,000	—	—	100,000
Time deposits	10,000	—	—	10,000
Corporate bonds	77,022	17	(13)	77,026
Commercial paper	80,119	—	—	80,119
Asset-backed securities	30,375	31	—	30,406
U.S. Government Treasury and agency securities	150,184	124	—	150,308
Total	$741,009	$172	$(13)	$741,168

At March 31, 2020, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no realized gains or losses on available-for-sale securities for the three months ended March 31, 2020 and 2019, respectively. All marketable securities with unrealized losses at March 31, 2020 have been in a loss position for less than twelve months. Based on the Company’s application of its expected loss allowance methodology, it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities were not attributable to credit risk.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Work-in-process	$8,231	$8,191
Finished goods	3,144	3,355
Total inventory	$11,375	$11,546

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Research, clinical study, and manufacturing expenses	$29,497	$22,894
Payroll and related expenses	24,572	41,324
Other	13,650	18,976
Total accrued liabilities	$67,719	$83,194

5.	Revenue

The following table disaggregates total revenues from external customers (in thousands):

	Three Months Ended March 31,
	2020	2019
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$27,215	$11,939
Royalty revenue in European territory	—	2,015
Bayer	—	284
Total collaboration and license revenue	27,215	14,238
Product sales:
Crysvita	1,610	588
Mepsevii	3,425	2,673
UX007	1,444	673
Total product sales	6,479	3,934
Non-cash collaboration royalty revenue	2,615	—
Total revenues	$36,309	$18,172

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$30,357	$14,455
Europe	4,157	2,911
All other	1,795	806
Total revenues	$36,309	$18,172

The following table presents changes in the contract assets (liabilities) (in thousands):

	Three Months Ended March 30,
	2020	2019
Balance of contract assets (liabilities) at beginning of period	$—	$2,979
Additions	(145,283)	283
Deductions	—	(3,331)
Balance of contract liabilities at end of period	$(145,283)	$(69)

The Company’s largest accounts receivable balance accounted for 93% and 87% of the total accounts receivable balance as of March 31, 2020 and December 31, 2019, respectively, and was due from a collaboration partner.
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

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in Note 7. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company is recording the royalty revenue as non-cash royalty revenues.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Company's share of revenue in profit share territory	$27,215	$11,939
Royalty revenue in European territory	—	2,015
Non-cash royalty revenue in European territory	2,615	—
Total	$29,830	$13,954

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. For the three months ended March 31, 2020 and 2019, the Company recorded product sales of $1.6 million and $0.6 million, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in the above territories and is based on 35% of the net sales through December 31, 2022 and 30% thereafter. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$5,490	$7,099
Selling, general and administrative	7,052	5,213
Total	$12,542	$12,312

Collaboration receivable

The Company had accounts receivable from KKC in the amount of $27.4 million and $28.5 million from profit-share revenue and royalties and other receivables recorded in prepaid and other current assets of $17.0 million and $17.8 million and accrued liabilities of $1.0 million and $0.9 million from commercial and development activity reimbursements, as of March 31, 2020 and December 31, 2019, respectively.

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

The Company’s obligations under the contract were completed by end of December 31, 2019 and as a result, no revenue was recorded for the three months ended March 31, 2020. The Company will record future milestone payments as revenue, when it is probable that a significant reversal in the amount of revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.

Arcturus

The Company has a Research Collaboration and License Agreement with Arcturus to research and develop therapies for select rare diseases. Pursuant to the agreement, the Company incurred none and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, in research and development expense for the funding of certain research services received from Arcturus.

The Company owns 2,400,000 shares of Arcturus’ common stock, or 18.2% of Arcturus’ outstanding common stock as of the purchase date. The Company also has an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share, which is exercisable until June 18, 2021, which is the two year anniversary of the agreement effective date. The Arcturus common stock is also restricted for sale or transfer by the Company for two years from the purchase date, subject to certain conditions. In the event the option to purchase an additional 600,000 shares of Arcturus common stock is exercised, the restriction is reduced to six months from the exercise date, subject to certain conditions. The Company has elected to apply the fair value option to account for the equity investment in Arcturus. The Company also accounts for the option to purchase additional shares of Arcturus common stock at fair value based on the Black-Scholes option pricing method.

The changes in the fair value of the Company’s investment in Arcturus securities were as follows (in thousands):

	Arcturus common stock	Fair value of option to purchase additional shares of Arcturus common stock
December 31, 2018	$—	$—
Acquisition of investment in Arcturus securities	13,872	467
Change in fair value	12,216	1,197
December 31, 2019	26,088	1,664
Change in fair value	6,528	1,140
March 31, 2020	$32,616	$2,804

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics, LLC (GeneTx) to collaborate on the development of GeneTx’s GTX-102, an antisense oligonucleotide (ASO) for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of IND, the Company elected to extend the option period by paying an option extension payment of $25.0 million (option extension premium) during the quarter ended March 31, 2020. The Company has a right to acquire GeneTx for a payment of $125.0 million, at any time, until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. This exclusive option to acquire

GeneTx can be extended under certain circumstances, by up to four additional three-month periods, by paying an additional extension fee for each three-month period.

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

Although GeneTx is a variable interest entity, the Company is not the primary beneficiary as it currently does not have the power to direct the activities that would most significantly impact the economic performance of GeneTx. Prior to product regulatory approval, all consideration paid to GeneTx represents rights to potential future benefits associated with GeneTx’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, for the three months ended March 31, 2020, the Company recorded the option extension payment of $25.0 million as an in-process research and development expense.

REGENXBIO, Inc.

In March 2020, the Company executed a License Agreement with REGENXBIO, Inc. (REGENEX), for an exclusive, sublicensable, worldwide license to REGENX’s NAV AAV8 and AAV9 Vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder. In return for these rights, the Company made an upfront payment of $7.0 million, which was recorded as an in-process research and development expense for the three months ended March 31, 2020. The Company will pay certain annual fees of $0.1 million, milestone payments of up to $14.0 million, and royalties on any net sales of products incorporating the licensed intellectual property that range from a high single-digit to low double-digit royalty.

Daiichi Sankyo

In March 2020, the Company executed a License and Technology Access Agreement (License Agreement) with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo). Pursuant to the License Agreement, the Company granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to its HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. The Company retains the exclusive right to use the manufacturing technology for its current target indications and additional indications identified now and in the future. The Company will provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. Daiichi Sankyo has an option to extend the technology transfer period including know-how improvements by two additional one-year periods by paying a fixed amount for each additional year. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of products manufactured with the licensed technology; however, the Company has the option to co-develop and co-commercialize rare disease products at the IND stage. Ultragenyx may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases.

Under the terms of the License Agreement, Daiichi Sankyo made an upfront payment of $125.0 million and will pay an additional $25.0 million upon completion of the technology transfer of the HeLA PCL and HEK293 platforms, as well as single-digit royalties on net sales of products manufactured in either system. Daiichi Sankyo will reimburse the Company for all costs associated with the transfer of the manufacturing technology.

The Company also entered into a Stock Purchase Agreement (SPA) with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares in exchange for $75.0 million in cash. The fair market value of the common stock issued to Daiichi Sankyo was $55.3 million based on the stock price of $44.43 on the date of issuance, resulting in a $19.7 million premium on the SPA. Daiichi Sankyo is also subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

The License Agreement and the SPA are being accounted for as one arrangement because they were entered into at the same time with interrelated financial terms. The Company evaluated the license agreement under ASC 606 and determined that the performance obligations under the agreement are (i) intellectual property with respect to its HeLa PCL and HEK293 transient transfection manufacturing technology platforms together with related the initial technical assistance and technology transfer services, which are expected to be completed over a period of 18 months, and (ii) the transfer of any know-how and improvements after the completion of the initial technology transfer through the end of the three year technology transfer period.

The Company determined that the total transaction price of the License Agreement was $173.4 million which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, and the $3.7 million estimated reimbursement of delivering the license and technology services.

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services will be recognized over an initial estimated period of 18 months, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer will be recognized over the remaining technology transfer period (i.e., months 19-36) on a straight-line basis, as it is expected that Daiichi Sankyo will receive and consume the benefits consistently throughout the period. The performance obligations are estimated to be substantially complete by March 2023. The estimated period to complete the technology transfer services and the related milestones payments, if any, are subject to revised estimates which could be impacted by limitations or delays from the COVID-19 pandemic, successful scale-up of the manufacturing, and other changes that may impact timing. Royalties from commercial sales will be accounted for as revenue upon achievement of such sales, assuming all other revenue recognition criteria are met.

No revenue was recognized for the quarter ended March 31, 2020 as the efforts to begin the transfer of the technology had not begun. Accordingly, the Company had recorded $107.3 million as short-term contract liability and $38.0 million as long- term contract liability as of March 31, 2020. The Company had a receivable related to the License Agreement of $125.6 million as of March 31, 2020, which was subsequently received in April 2020.

7.      Liability Related to the Sale of Future Royalties

In December 2019, the Company entered into a Royalty Purchase Agreement with RPI. Pursuant to the agreement, RPI paid $320.0 million to the Company in consideration for the right to receive royalty payments effective January 1, 2020, arising from the net sales of Crysvita in the European Union, the United Kingdom, and Switzerland under the terms of the Company’s Collaboration and License Agreement with KKC dated August 29, 2013, as amended. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

As RPI’s rate of return is explicitly limited due to the cap on royalties they may receive, proceeds from the transaction were recorded as a liability (liability related to sale of future royalties on the Consolidated Balance Sheets). The Company amortizes $320.0 million, net of transaction cost of $5.8 million using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI, subject to the capped amount, over the life of the arrangement. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million of net proceeds, will be recorded as non-cash interest expense over the life of the arrangement. Consequently, the Company estimates an imputed interest on the unamortized portion of the liability and records interest expense relating to the transaction. The Company records the royalty revenue rising from the net sales of Crysvita in the applicable European territories as non-cash royalty revenue in the Consolidated Statements of Operations.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company’s effective annual interest rate was approximately 10.2% and 10.1% as of March 31, 2020 and December 31, 2019, respectively.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable European territories, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, delays or disruptions related to the COVID-19 pandemic, the introduction of competing products, approval of label expansion for adults, pricing for reimbursement in various European territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars (USD) while significant portions of the underlying European sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from European sales of Crysvita, all of which would result in a reduction of non-cash royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in Europe are more than expected, the non-cash royalty revenue and the non-cash interest expense recorded by the Company would be greater over the term of the arrangement.

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
December 31, 2018	$—
Proceeds from sale of future royalties	314,234
Non-cash interest expense	1,135
December 31, 2019	315,369
Non-cash collaboration royalty revenue	(2,615)
Non-cash interest expense	8,082
March 31, 2020	$320,836

8.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2020, there were 3,424,900 shares reserved under the 2014 Plan for the future issuance of equity awards and 3,361,224 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$68	$34
Research and development	10,929	11,230
Selling, general and administrative	9,175	8,957
Total stock-based compensation expense	$20,172	$20,221

9.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock and restricted stock units	8,404,411	7,426,556
Employee stock purchase plan	62,434	42,055
Common stock warrants	118,444	149,700
	8,585,289	7,618,311

10.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company can sell up to $150.0 million in aggregate proceeds of common stock from time to time, through with Cowen as its sales agent. During the three months ended March 31, 2020 and 2019, the Company sold none and 379,707 shares of common stock, resulting in net proceeds of none and $19.3 million, respectively, after commissions and other offering costs.

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

11.	Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Foreign currency translation adjustments	$(355)	$(306)
Unrealized gain (loss) on securities available-for-sale	(1,190)	159
Total accumulated other comprehensive loss	$(1,545)	$(147)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

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

Impact of COVID-19 Pandemic

The continuing COVID-19 outbreak, which was declared a pandemic by the World Health Organization in March 2020, and the governmental efforts to mitigate the spread of the pandemic, has caused significant volatility and uncertainty in U.S. and international markets and could materially and adversely affect our business and operating results. As with so many other companies throughout the U.S. and globally, our business operations have been affected by the COVID-19 pandemic. We have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment as a result of shelter-in-place orders or quarantines, and we anticipate that certain data from our gene therapy product candidates may be delayed as a result of the COVID-19 pandemic.  Although we have not experienced significant supply interruptions to date, certain of our third party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19. In response to these events, we are currently seeking alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses. Social distancing measures and travel limitations in response to the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations.

As the COVID-19 global pandemic continues, we may experience lower revenue and increased expenses as a result of disruptions to our clinical trial, commercialization and regulatory activities, in addition to delays or shortages of drug product and raw materials. The magnitude and extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence. As a result, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our financial statements in the second quarter and beyond. See Item 1A: "Risk Factors" for additional details.

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

Crysvita is also being developed for the treatment of tumor-induced osteomalacia, or TIO. TIO results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness. The U.S. Food and Drug Administration, or FDA, has accepted the supplemental Biologics License Application, or sBLA, and has assigned priority review designation with a Prescription Drug

User Fee Act, or PDUFA, target date of June 18, 2020. The FDA has not indicated, up to this time, that any inspections would be required for completion of their review.

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

Our small molecule pipeline includes UX007, which is in clinical development for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD:

•

UX007 is a synthetic triglyceride with a specifically designed chemical composition being studied for the treatment of LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The FDA has accepted our New Drug Application, or NDA for the treatment of LC-FAOD, and has assigned a Prescription Drug User Fee Act, or PDUFA, date of July 31, 2020. We are also continuing discussions with EU regulatory authorities. The anticipated clinical and manufacturing inspections for UX007 have been successfully completed and up to this time, the FDA has not indicated that any additional inspections would be required for completion of their review. We are not currently aware of any changes in the FDA review process or timing of the review of UX007 because of the COVID-19 pandemic.

Our gene therapy pipeline includes DTX301 and DTX401 in clinical development for the treatment of two diseases:

•

DTX301 is an adeno-associated virus 8, or AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We have reported positive data from the three dose cohorts of the Phase 1/2 study, with up to six responders of the nine patients dosed in the study. A fourth cohort of three patients at the 1.0 × 10^13 GC/kg dose is planned, using prophylactic steroids, and data is expected to be available in the second half of 2020, barring any potential delays related to the COVID-19 pandemic.

•

DTX401 is an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease. We have reported positive data from the first and second dose cohorts of the Phase 1/2 study, with all patients showing a clinical response with improvements in glucose control and other metabolic parameters compared to baseline. The confirmatory expansion cohort of three patients at the second cohort dose of 6.0 × 10^12 GC/kg dose is ongoing, and we expect certain data to be available from this cohort in the second quarter of 2020. Additional data may not be available then due to COVID-19 pandemic related delays in patient site visits.

•

GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. GTX-102 is being developed in collaboration with GeneTx Biotherapeutics LLC, or GeneTx. GeneTx has enrolled the first patient in the Phase 1/2 study, and preliminary data from the first cohorts of the study are expected in the first half of 2021, provided the COVID-19 pandemic does not cause delays in additional site activation or delays in data collection.

The following table summarizes our approved products and clinical product candidate pipeline:

Candidate	Description	Indication	Phase 1	Phase 2	Phase 3	Regulatory Review	Approved	Anticipated milestones
Biologics								
Crysvita® (burosumab)*	Anti-FGF23 monoclonal antibody	XLH						
Crysvita*	Anti-FGF23 monoclonal antibody	TIO						▪ PDUFA: June 18, 2020
Mepsevii® (vestronidase alfa)	Enzyme replacement	MPS VII						
Small Molecules								
UX007	Substrate replacement	LC-FAOD						▪ PDUFA: July 31, 2020
AAV Gene Therapy								
DTX401	AAV8 Gene Therapy	GSDIa						▪ Phase 1/2 study cohort 3 data 2Q 2020
DTX301	AAV8 Gene Therapy	OTC						▪ Phase 1/2 study cohort 4 data 2H 2020
ASO								
GTX-102**	Antisense Oligonucleotide	Angelman Syndrome						

** In collaboration with Kyowa Kirin Company*

*** Ultragenyx has option to acquire GTX-102 from GeneTx*

Recent Clinical Program Updates

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

In February 2020, we announced that the FDA accepted the sBLA for Crysvita for the treatment of TIO, and assigned priority review designation with a PDUFA target date of June 18, 2020. The FDA has not indicated, up to this time, that any inspections would be required for completion of their review. We are not currently aware of any changes in the FDA review process or timing of the review for the TIO indication because of the COVID-19 pandemic.

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

A fourth cohort of three patients at the 1.0 × 10^13 GC/kg dose is planned, using prophylactic steroids. Patients will receive an 8-week tapering regimen of prophylactic steroids, starting at least 5 days prior to dosing with DTX301 at a starting steroid dose of 60 mg/day. Dosing in this cohort is currently on hold, but data are still expected in the second half of 2020, barring significant further delays related to the COVID-19 pandemic.

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

In January 2020, we announced that GeneTx’s IND Application for GTX-102 was filed with the FDA and is now active. In March 2020, we announced that the first patient in the Phase 1/2 study was dosed. Preliminary data from the first cohorts in the study are expected in the first half of 2021, provided the COVID-19 pandemic does not cause delays in additional site activation or delays in data collection.

In May 2020, we announced that the FDA granted Fast Track designation to GTX-102 for the treatment of Angelman syndrome.

Preclinical Pipeline Updates

UX701 for the treatment of Wilson Disease

UX701 is in preclinical development for Wilson disease, a rare inherited disorder caused by mutations in the ATP7B gene, which results in deficient production of ATP7B, a protein that transports copper. Loss of function of this copper-binding protein results in the accumulation of copper in the liver and other tissues, most notably the central nervous system. Patients with Wilson disease experience hepatic, neurologic and/or psychiatric problems. Those with liver disease can experience such symptoms as fatigue, lack of appetite, abdominal pain and jaundice, and can progress to fibrosis, cirrhosis, life-threatening liver failure and death. Wilson disease can be treated by reducing copper absorption or removing excess copper from the body using life-long chelation therapy, but unmet needs exist because some treated patients experience clinical deterioration and severe side effects. Wilson disease affects more than 50,000 individuals in the developed world. An IND for UX701 is expected by the end of 2020, provided the COVID-19 pandemic does not cause the timeline to be delayed.

Other preclinical programs

We continue to work on other compounds in various preclinical stages of development.

Other Developments

Daiichi Sankyo Collaboration

In March 2020, we announced a strategic partnership and license and technology access agreement, granting Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We retain the exclusive right to use our manufacturing technology for our current target indications and additional indications identified now and in the future. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of products manufactured with our technology, except that we receive an option to co-develop and co-commercialize rare disease products at the IND stage. We may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases. Under the terms of the agreements, Daiichi Sankyo made an upfront payment of $125.0 million and purchased $75.0 million of Ultragenyx common stock at a price of approximately $60 per share. Daiichi Sankyo will pay an additional $25.0 million upon completion of the technology transfer of the HeLA PCL and HEK293 platforms, as well as single-digit royalties on net sales of products manufactured in either system. Daiichi Sankyo will reimburse us for all costs associated with the transfer of the manufacturing technology.

Corporate Update

In March 2020, we announced that Shalini Sharp will voluntarily resign from her position as Chief Financial Officer and Executive Vice President by the earlier of the date her successor Chief Financial Officer commences employment with us or September 2, 2020. After that date, Ms. Sharp will continue as an employee for six months to aid with the transition. Following her resignation, Ms. Sharp plans to focus her time on her family and her role as an advisor and board member for various biotechnology companies. We have initiated a search for her successor.

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

We have incurred net losses in each year since inception. Our net loss was $119.0 million and $96.8 million for the three months ended March 31, 2020 and 2019, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

We record revenue from our collaboration and license agreements and from the sale of our two approved products – Crysvita and Mepsevii. In addition, we also record sales of certain products on a “named patient” basis, which are allowed in certain countries prior to regulatory approval. For the three months ended March 31, 2020 and 2019, we recorded $27.2 million and $14.0 million, respectively, in collaboration and license revenue for Crysvita sales in profit share territory and royalty revenue in European territory. For the three months ended March 31, 2020 and 2019, we recorded none and $0.3 million, respectively, for providing certain research and development services under our collaboration and license arrangement with Bayer Healthcare LLC, or Bayer. For the three months ended March 31, 2020 and 2019, we recorded $6.5 million and $3.9 million, respectively, in product sales from our approved products and named patient sales in certain countries. For the three months ended March 31, 2020, we recorded $2.6 million in non-cash royalty revenue related to the sale of future royalties under our royalty purchase agreement with RPI Finance Trust (RPI), an affiliate of Royalty Pharma.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

Revenue (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$27,215	$11,939	$15,276	128%
Royalty revenue in European territory	—	2,015	(2,015)	-100%
Bayer	—	284	(284)	-100%
Total collaboration and license revenue	27,215	14,238	12,977	91%
Product sales:
Crysvita	1,610	588	1,022	174%
Mepsevii	3,425	2,673	752	28%
UX007	1,444	673	771	115%
Total product sales	6,479	3,934	2,545	65%
Non-cash collaboration royalty revenue	2,615	—	2,615	*
Total revenues	$36,309	$18,172	$18,137	100%

Crysvita was approved in the EU and the United Kingdom in November 2017 and in the U.S. in April 2018. For the three months ended March 31, 2020, the Company’s share of Crysvita collaboration revenue in the profit-share territory increased by $15.3 million, as compared to the same period in 2019. The increase primarily reflects the continuing increase in demand for Crysvita. In December 2019, we sold the rights to the royalty payments in the European territory, including the United Kingdom and Switzerland, to Royalty Pharma. Beginning in 2020, we are recording the royalty revenue in the European territory as non-cash collaboration royalty revenues.

The decrease of $0.3 million in collaboration and license revenue from our research arrangement with Bayer for the three months ended March 31, 2020 compared to the same period in 2019, was due to the transition of the clinical development to Bayer as part of the research arrangement.

The increase in product sales of $2.5 million for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the continuing increase in demand for our products and increase in sales of certain products under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Cost of sales	$(3,503)	$452	$(3,955)	-875%

Cost of sales related to our approved products decreased by $4.0 million for the three months ended March 31, 2020, compared to the same period in 2019. The cost of sales for the three months ended March 31, 2020 includes a credit for the manufacturing of future inventory batches with an estimated value of $4.6 million that was agreed to during the quarter with one of our manufacturers in exchange for certain inventory batches that did not meet specified quality standards. The Company previously recorded a reserve of $5.7 million related to these inventory batches during the year ended December 31, 2019.

Prior to the approval of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period and the credit of $4.6 million as noted above were excluded, we estimate that cost of sales for the three months ended March 31, 2020 and 2019 would have been approximately $1.3 million and $0.7 million, respectively, for our commercial product sales. We expect our gross margin percentage to decrease as we produce Mepsevii at costs that reflect the full costs of manufacturing similar to other biologic products and as we deplete inventories that we had expensed prior to receiving FDA approval.

Research and Development Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Crysvita	$7,672	$10,321	$(2,649)	-26%
Mepsevii	3,002	5,458	(2,456)	-45%
UX007	9,931	12,368	(2,437)	-20%
DTX301	9,219	12,127	(2,908)	-24%
DTX401	6,604	8,812	(2,208)	-25%
DTX201	47	780	(733)	-94%
GTX102	25,466	—	25,466	*
Translational Research	26,537	9,890	16,647	168%
Other research costs	24,483	18,349	6,134	33%
Total research and development expenses	$112,961	$78,105	$34,856	45%

Research and development expenses increased $34.9 million for the three months ended March 31, 2020, compared to the same period in 2019. The increase in research and development expenses was primarily due to:

•

for Crysvita, a decrease of $2.6 million for the three months ended March 31, 2020, primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities, net of KKC reimbursement;

•

for Mepsevii, a decrease of $2.5 million for the three months ended March 31, 2020, primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities;

•

for UX007, a decrease of $2.4 million for the three months ended March 31, 2020, primarily related to reduced clinical trial expense for the wind-down of the Glut 1 program, net of increased manufacturing expense due to the timing of drug substance production for the FAOD program;

•	for DTX301, a decrease of $2.9 million for the three months ended March 31, 2020, primarily related to the timing of clinical drug substance manufacturing activities and drug product batch releases;
•	for DTX401, a decrease of $2.2 million for the three months ended March 31, 2020, primarily related to the timing of clinical drug substance manufacturing activities and drug product batch releases;
•

for DTX201, a decrease of $0.7 million for the three months ended March 31, 2020, primarily related to the completion of clinical manufacturing and regulatory support activities for our Bayer collaboration agreement;

•	for GTX102, an increase of $25.5 million for the three months ended March 31, 2020, primarily due to the $25.0 million option extension for GeneTx;
•

for translational research, an increase of $16.6 million for the three months ended March 31, 2020, related to research, process development, and manufacturing activities, including the progression of our UX701, UX053, and UX068 programs toward IND filings; and the $7.0 million payment to REGNEXBIO for exclusive, worldwide rights to NAV AAV8 and AAV9 Vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder;

•

for other research and development costs, an increase of $6.1 million for the three months ended March 31, 2020, primarily related to increases in general operating and overhead expenses in support of our clinical and research program pipeline, net of reduced operating expense for terminated programs.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Selling, general and administrative	$47,516	$38,829	$8,687	22%

Selling, general and administrative expenses increased $8.7 million for the three months ended March 31, 2020, compared to the same period in 2019. The increase in selling, general and administrative expenses was primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Interest income	$2,919	$3,086	$(167)	-5%

Interest income decreased $0.2 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to lower portfolio yields after federal reserve interest rates were reduced during the period.

Change in Fair Value of Investment in Arcturus Equity Securities (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Change in fair value of investment in Arcturus equity securities	$7,668	$—	$7,668	*

The increase in the fair value of our investment in Arcturus equity securities of $7.7 million for the three months ended March 31, 2020 was due to the remeasurement to fair value of the Arcturus common stock and option to purchase additional Arcturus stock. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value adjustments of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods. See Item 1A: "Risk Factors" for additional details.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(8,082)	$—	$(8,082)	*

The non-cash interest expense on liability related to the sale of future royalties of $8.1 million for the three months ended March 31, 2020 was due to the interest accreted on the liability related to the sale of future royalties for net sales of Crysvita in the European territory pursuant to the Royalty Purchase agreement entered with RPI in December 2019. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Other expense	$(456)	$(412)	$(44)	11%

Other expense increased by a nominal amount for the three months ended March 31, 2020, compared to the same period in 2019.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2020	2019	Change	Change
Provision for income taxes	$(409)	$(216)	$(193)	89%

The provision for incomes taxes increased by $0.2 million for the three months ended March 31, 2020, compared to the same period in 2019. This was primarily due to the increase in commercialization activities in Europe and Latin America.

We are assessing but do not currently anticipate any material impact from the Coronavirus Aid Relief and Economic Security (CARES) Act on our future income tax provisions.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of equity securities and the sale of certain future royalties.

As of March 31, 2020, we had $705.0 million in available cash, cash equivalents, and available-for-sale investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and available-for-sale investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

As of March 31, 2020, $20.7 million remained available under our ATM facility. In February 2019, we completed an underwritten public offering in which we sold 5,833,333 shares of common stock and received net proceeds of approximately $330.4 million. In December 2019, we received net proceeds of $314.2 million from the sale of future royalties to RPI. In March 2020, we received $75.0 million in cash from the sale of 1,243,913 shares to Daiichi Sankyo and had $125.0 million in upfront payment related to the Daiichi Sankyo License Agreement which was received in April 2020.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 30,
	2020	2019
Cash used in operating activities	$(95,152)	$(95,775)
Cash used in investing activities	(95,125)	(101,193)
Cash provided by financing activities	55,615	353,617
Effect of exchange rate changes on cash	(623)	(198)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(135,285)	$156,451

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

Cash used in operating activities for the three months ended March 31, 2020 was $95.2 million and reflected a net loss of $119.0 million, $0.3 million for the amortization of the discount paid on purchased investments, $7.7 million for an unrealized gain in the Arcturus equity securities, and $2.6 million for non-cash collaboration royalty revenues related to the sale of future royalties to Royalty Pharma, offset by non-cash charges of $20.2 million for stock-based compensation, $2.9 million for depreciation, $0.5 million of non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency, and $8.1 million for non-cash interest incurred on the liability related to the sale of future royalties to Royalty Pharma. Cash used in operating activities also reflected a decrease of $15.1 million due to an increase in prepaid expenses and other current assets primarily due to an increase in general receivables, amounts due from a collaboration partner, and amounts owed for a tenant improvement allowance, a decrease of $125.6 million due to a receivable related to the license and technology access agreement with Daiichi Sankyo in March 2020, a $5.5 million decrease due to the addition of the right-of-use assets net of amortization during the period, and a $5.4 million decrease in accounts payable, accrued liabilities, and other liabilities primarily due to a decrease in accrued bonus due to the payout of the 2019 annual bonus, offset by $3.5 million increase due to a decrease in accounts receivable as receivables related to the non-cash collaboration royalty revenues were recorded against the liability related to the sale of future royalties related to Royalty Pharma beginning in January 1, 2020, a $0.1 million increase due to a decrease in inventory, an increase of $145.3 million in contract liabilities related to the license and technology access agreement with Daiichi Sankyo, and a $5.5 million increase due to the addition of lease liabilities net of amortization during the period.

Cash used in operating activities for the three months ended March 31, 2019 was $95.8 million and reflected a net loss of $96.8 million and $0.8 million for the amortization of the discount paid on purchased investments, offset by non-cash charges of $20.2 million for stock-based compensation, $2.1 million for depreciation and amortization of intangible asset acquired, and $0.6 million of non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $2.9 million decrease due to an increase in accounts receivable due to the commercialization of Mepsevii and Crysvita, a $3.6 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, a decrease of $1.4 million due to an increase in prepaid expenses and other assets primarily due to an increase in amounts due from a collaboration partner, a $6.9 million decrease due to the addition of the right-of-use assets net of amortization during the period, and a $13.1 million decrease in accounts payable, accrued expenses, and other liabilities primarily due to a decrease in accrued bonus due to the payout of the 2018 annual bonus, the derecognition of deferred rent obligations for the new lease accounting guidance, and accrued expenses due to the timing of the receipt of invoices, offset by an increase of $6.8 million due to the addition of lease liabilities net of amortization during the period.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 was $95.1 million and related to purchases of property and equipment of $14.1 million and purchases of investments of $285.2 million, offset by proceeds from the sale of investments of $16.6 million and maturities of investments of $187.6 million.

Cash used in investing activities for the three months ended March 31, 2019 was $101.2 million and related to purchases of property and equipment of $3.1 million and purchases of investments of $260.7 million, offset by proceeds from the sale of investments of $22.6 million and maturities of investments of $140.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $55.6 million and was comprised of $55.3 million from the sale of common stock in connection with the license and technology access agreement with Daiichi Sankyo in March 2020, and $0.4 million in net proceeds from the issuance of common stock pursuant to the exercise of warrants and equity plan awards.

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
•

the magnitude and extent to which the COVID-19 pandemic impacts our business operations and operating results, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – Risks Related to Our Business Operations”; and

•

the terms and timing of any collaborative, licensing, marketing, distribution, acquisition (including whether we exercise our option to acquire GeneTx pursuant to the terms of our Unitholder Option Agreement with them) and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

We expect to satisfy future cash needs through existing capital balances and through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations and Commitments

We have contractual obligations from our operating and finance leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at March 31, 2020 (in thousands):

	Payments due by period*
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating and finance leases	$10,480	$20,999	$18,049	$7,445	$56,973
Manufacturing and service contracts	5,769	—	—	—	5,769
Total	$16,249	$20,999	$18,049	$7,445	$62,742
* Includes additional lease payments under an amended lease entered into in April 2020

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity securities that we hold in Arcturus. The carrying value of our investment in common stock and the option to purchase additional equity securities in Arcturus is $32.6 million and $2.8 million, respectively, as of March 31, 2020, and $26.1 million and $1.7 million, respectively, as of December 31, 2019. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods. See Item 1A: "Risk Factors" for additional details.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2020, we had cash, cash equivalents, and investments totaling $705.0 million, compared to $760.4 million as of December 31, 2019, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. Due to the COVID-19 pandemic and the reduction of rates by the U.S. Federal Reserve, we expect the interest yield on our investments will decrease. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments and as of March 31, 2020, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the three months ended March 31, 2020, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2020. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Quarterly Report, including our financial statements and notes thereto, before deciding to invest in our common stock. If any of the following risks actually materialize, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

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

We expect we will likely need to raise additional capital to fund our activities. This additional financing may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

As of March 31, 2020, our available cash, cash equivalents, and investments were $705.0 million. We expect we will likely need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transaction with Royalty Pharma or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo, and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

In addition, as a result of the COVID-19 pandemic, the stock market in general and the stock price of biopharmaceutical companies, in particular, have experienced extreme price and volume fluctuations. As a result of such volatility and the impact of the COVID-19 pandemic on financial markets in general, our access to and cost of capital may be negatively affected.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. The drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. The pharmaceutical-grade drug substance for UX007 is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for UX007 is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. Single source suppliers are also used for our gene therapy programs. We have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. For instance, we experienced disruptions from our third-party supplier related to the fill and finish activities for the manufacture of Mepsevii during the fourth quarter of 2019 and as a result, we have identified an alternative supplier to conduct such activities. It may take a significant amount of time and expense to qualify such alternative supplier and to transfer activities to such supplier, which are currently ongoing. If we fail to qualify our alternative supplier in a timely manner, we could experience delays or disruptions in the supply of Mepsevii, which would negatively impact sales of the product. Additionally, we may not be able to enter into supply arrangements with our alternative supplier on commercially reasonable terms or at all. The terms of any new agreement, such as any agreement with our alternative supplier for Mepsevii, may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

Risks Related to Our Business Operations

Public health epidemics or outbreaks, including the current COVID-19 pandemic, could materially and adversely impact our business and operating results.

A public health epidemic or outbreak, and the public and governmental efforts to mitigate the spread of such disease, could materially and adversely impact the commercialization of our products, development and regulatory approval of our product candidates and our clinical trial operations and significantly disrupt our business operations as well as those of our third party suppliers, CRO and collaboration partners that we rely on. In December 2019, a new strain of novel coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets and could materially and adversely affect our business and operating results.

The rapid global spread of COVID-19 has led to the implementation of various responses, including government-imposed quarantines, business closures and lockdowns, shelter-in-place and social distancing mandates, sweeping restrictions on travel and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries where we operate. Although COVID-19 has already impacted our operations and those of our third-party partners, the ultimate scope and magnitude of such impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of the coronavirus and the actions taken to contain the pandemic or treat its impact, among others.

Our clinical trial activities, including the initiation and completion of such activities and the timing thereof, have been and are expected to continue to be significantly delayed or disrupted by COVID-19. For instance, enrollment of patients in certain of our clinical trials for our gene therapy product candidates have been disrupted as shelter-in-place orders or quarantines have impeded patient movement. We may also experience difficulties in recruiting clinical site investigators and clinical site staff. Changes in local regulations in response to COVID-19 have also required us to change the way our clinical trials are conducted and certain anticipated data from our clinical trials will be delayed as a result. Further, healthcare resources have been and may continue to be diverted away from the conduct of clinical trials, such as the diversion of hospitals serving as our clinical trial sites, in response to the COVID-19 pandemic. Any of these events, including if we are required to initiate new or additional sites in response to such events, could require us to incur substantial increased expenses, delay the development and commercialization of our product candidates, delay the timing of anticipated data releases, and impact our operating results.

The COVID-19 pandemic may also impact review of our submissions and discussions with regulatory agencies, such as the FDA, with respect to our product candidates. Although we do not currently anticipate delays in the FDA review of the sBLA for Crysvita for the treatment of TIO and the NDA for UX007 for the treatment of LC-FAOD, we cannot assure that timing of review and approval of the applications will not be delayed or adversely impacted by the effects of COVID-19. The continuing spread of COVID-19 may impact the operations of key governmental agencies, such as the FDA, which could affect the timing of approvals from the agency. Further, depending on the duration and extent of the pandemic, even if we receive FDA approval for these product candidates, we may be significantly limited in our commercialization efforts for such products. Social distancing measures and travel limitations have prevented our field sales and medical teams from meeting with health care professionals, customers and patients in person and it has become increasingly difficult to maintain consistent contact with our current patients or identify new patients for our commercialized products and product candidates. Further, certain of our patients may experience interruptions in insurance coverage due to job loss or change in employment status due to the economic impact from the pandemic. We may experience a loss in revenue and our operating results may be impacted as a result of such events and limitations on our ability to commercialize our products and product candidates.

The continuing spread of the COVID-19 pandemic may also result in the inability of our suppliers to deliver drug product or raw materials on a timely basis, if at all, or result in increased costs or expenses. Facility shutdowns or operational restrictions imposed by government-imposed mandates could result in supply disruptions that could impact the availability of drug product for our clinical trials as well as our commercialized products. For instance, certain of our third party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19, which may result in delays or shortages in supply of such product or materials to us. Any of these events could adversely impact our clinical trial activities and our ability to meet commercial demand for our product and product candidates and result in loss of revenue. In response to these events, we are currently seeking alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses.

In an effort to protect the health of our employees, their families and our communities, and in accordance with shelter-in-place direction from state and local government authorities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely, including significant limitations on access to our laboratory space. The effects of the shelter-in-place and our remote working policies may negatively impact productivity and disrupt our business operations. Further, notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce, including members of our management. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. The magnitude of the adverse effect on our business operations will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, which could adversely impact our operating results. For instance, delays or defaults in payments by our customer and third-party partners could adversely impact our accounts receivables. The value of our investments currently held in a variety of accounts could also be negatively impacted by the volatility in certain markets, such as the fixed income market, and impact our sources of liquidity. The stock market in general and the stock price of biopharmaceutical companies, in particular, have also experienced extreme price and volume fluctuations. Broad market and industry factors, including worsening economic conditions or a recession resulting from the ongoing COVID-19 pandemic, may adversely impact the value of our common stock and our ability to raise capital. If we do raise additional capital and issue equity securities when the value of our common stock is depressed, the dilutive impact on our stockholders may be greater compared to when the value of our common stock is higher.

The COVID-19 pandemic continues to rapidly evolve. The magnitude and extent to which the outbreak may impact our business operations, clinical trial activities, product candidate approvals, supply chain and commercialization of our products and product candidates will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak and additional restrictions to contain the outbreak and the effectiveness of such actions taken in the United States and other countries to contain and address the pandemic. This pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of March 31, 2020.

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

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our stock may decrease.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Section 404(b) of the Sarbanes-Oxley Act also requires our independent auditors to attest to, and report on, this management assessment. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm are unable to attest to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

•

natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (including for example, the COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;

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

We may acquire companies or products or engage in strategic transactions, which could divert our management’s attention and cause us to incur various costs and expenses, or result in fluctuations with respect to the value of such investment, which could impact our operating results.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2.4 million shares of common stock of Arcturus Therapeutics Holdings, Inc. (Arcturus) and received an option to purchase an additional 600,000 shares of Arcturus’ common stock, which may be exercised up to June 18, 2021, which is the two year anniversary of the effective date of our equity purchase agreement with Arcturus, with certain restrictions. We have elected to apply the fair value option to account for our equity investments in Arcturus. As a result, increases or decreases in the stock price of Arcturus common stock will result in accompanying changes in the fair value of our investments and impact our operating results for the reporting period. For instance, the increase in fair value of the Arcturus investments for the three months ended March 31, 2020 was $7.7 million primarily due to the higher Arcturus stock price at March 31, 2020 compared to December 31, 2019. Such gain in fair value of the investments decreased the amount of our net loss for the quarter ended March 31, 2020. If the Arcturus stock price had been lower at March 31, 2020 compared to December 31, 2019, our net loss for the quarter would have been greater. As the fair value of our investments in Arcturus is dependent on the stock price of Arcturus, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

•	decisions by our collaboration partners regarding market access and pricing in countries where they have the right to commercialize our products and product candidates;
•	failure to successfully develop and commercialize our products and product candidates;
•	the level of revenue we receive from our commercialized products or from named patient sales;
•	post-marketing safety issues;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our products and product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services, or technologies by our competitors;

•	changes in or failure to meet or exceed financial projections or other guidance we may provide to the public;
•	changes in or failure to meet or exceed the financial projections or other expectations of the investment community;
•	the perception of the pharmaceutical industry or our company by the public, legislatures, regulators, and the investment community;
•	the perception of the pharmaceutical industry’s approach to drug pricing;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners, or our competitors;
•	the integration and performance of any businesses we have acquired or may acquire;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	securities or industry analysts’ reports regarding our stock, or their failure to issue such reports;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions, including the impact from the COVID-19 pandemic;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2020, 3,424,900 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2020, 3,361,224 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1	Transition Letter Agreement between Shalini Sharp and Ultragenyx Pharmaceutical Inc., dated March 5, 2020	8-K	3/6/2020	10.1
10.2†	Amendment 10 to Collaboration and License Agreement effective as of April 1, 2020 between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.				X
10.3#†	Form of Performance Stock Unit Agreement (2020)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is furnished to, and not deemed filed with, the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

† Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 6, 2020	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2020	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2020	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Corporate Controller (Principal Accounting Officer)