Form 10-Q
period 2020-06-30
Ultragenyx Pharmaceutical Inc.
filed 2020-07-31
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, the registrant had 60,589,546 shares of common stock issued and outstanding.

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

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$335,639	$433,584
Short-term investments	477,777	321,646
Receivable related to Daiichi Sankyo license agreements	8,473	—
Accounts receivable, net	14,893	32,844
Inventory	11,061	11,546
Prepaid expenses and other current assets	58,196	51,397
Total current assets	906,039	851,017
Property and equipment, net	48,339	44,348
Investment in Arcturus equity securities	140,220	27,752
Long-term investments	4,068	5,174
Right-of-use assets	37,067	30,328
Intangible assets, net	131,275	129,000
Goodwill	44,406	44,406
Other assets	2,627	3,471
Total assets	$1,314,041	$1,135,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,014	$12,871
Accrued liabilities	71,887	83,194
Short-term contract liability	131,570	—
Short-term lease liabilities	7,258	7,235
Total current liabilities	219,729	103,300
Long-term contract liability	3,328	—
Long-term lease liabilities	36,308	29,757
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	325,783	315,369
Total liabilities	618,454	481,732
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock — 250,000,000 shares authorized; 60,413,756 and 57,838,220 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	60	58
Additional paid-in capital	2,220,963	2,086,863
Accumulated other comprehensive income (loss)	1,284	(147)
Accumulated deficit	(1,526,720)	(1,433,010)
Total stockholders’ equity	695,587	653,764
Total liabilities and stockholders’ equity	$1,314,041	$1,135,496

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Collaboration and license	$50,161	$19,247	$77,376	$33,485
Product sales	8,066	4,902	14,545	8,836
Non-cash collaboration royalty revenue	3,482	—	6,097	—
Total revenues	61,709	24,149	98,018	42,321
Operating expenses:
Cost of sales	1,803	766	(1,700)	1,218
Research and development	80,709	96,045	193,670	174,150
Selling, general and administrative	42,252	39,812	89,768	78,641
Total operating expenses	124,764	136,623	281,738	254,009
Loss from operations	(63,055)	(112,474)	(183,720)	(211,688)
Interest income	1,797	4,063	4,716	7,149
Change in fair value of investment in Arcturus equity securities	95,200	9,828	102,868	9,828
Non-cash interest expense on liability related to the sale of future royalties	(8,429)	—	(16,511)	—
Other income (expense)	217	(376)	(239)	(788)
Income (loss) before income taxes	25,730	(98,959)	(92,886)	(195,499)
Provision for income taxes	(415)	(213)	(824)	(429)
Net income (loss)	$25,315	$(99,172)	$(93,710)	$(195,928)
Net income (loss) per share:
Basic	$0.42	$(1.72)	$(1.59)	$(3.54)
Diluted	$0.41	$(1.72)	$(1.59)	$(3.54)
Weighted-average shares used in computing net income (loss) per share:
Basic	59,995,617	57,519,308	58,996,278	55,376,336
Diluted	61,146,231	57,519,308	58,996,278	55,376,336

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$25,315	$(99,172)	$(93,710)	$(195,928)
Other comprehensive income:
Foreign currency translation adjustments	89	26	40	155
Unrealized gain on available-for-sale securities	2,740	377	1,391	733
Other comprehensive income	2,829	403	1,431	888
Total comprehensive income (loss)	$28,144	$(98,769)	$(92,279)	$(195,040)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2020	59,488,873	$59	$2,162,667	$(1,545)	$(1,552,035)	$609,146
Issuance of common stock in connection with at-the-market offering, net of issuance costs	283,333	—	20,391	—	—	20,391
Employee stock-based compensation	—	—	22,428	—	—	22,428
Issuance of common stock under equity plan awards, net of tax	641,550	1	15,477	—	—	15,478
Other comprehensive income	—	—	—	2,829	—	2,829
Net income	—	—	—	—	25,315	25,315
Balance as of June 30, 2020	60,413,756	$60	$2,220,963	$1,284	$(1,526,720)	$695,587

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	57,838,220	$58	$2,086,863	$(147)	$(1,433,010)	$653,764
Issuance of common stock in connection with license agreement, net of issuance costs	1,243,913	1	55,267	—	—	55,268
Issuance of common stock in connection with at-the-market offering, net of issuance costs	283,333	—	20,391	—	—	20,391
Employee stock-based compensation	—	—	42,585	—	—	42,585
Issuance of common stock upon exercise of warrants and under equity plan awards, net of tax	1,048,290	1	15,857	—	—	15,858
Other comprehensive income	—	—	—	1,431	—	1,431
Net loss	—	—	—	—	(93,710)	(93,710)
Balance as of June 30, 2020	60,413,756	$60	$2,220,963	$1,284	$(1,526,720)	$695,587

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2019	57,303,888	$57	$2,013,859	$(148)	$(1,127,039)	$886,729
Issuance of common stock in connection with at-the-market offering, net of issuance costs	88,978	—	5,523	—	—	5,523
Employee stock-based compensation	—	—	22,490	—	—	22,490
Issuance of common stock under equity plan awards, net of tax	272,509	1	3,813	—	—	3,814
Other comprehensive income	—	—	—	403	—	403
Net loss	—	—	—	—	(99,172)	(99,172)
Balance as of June 30, 2019	57,665,375	$58	$2,045,685	$255	$(1,226,211)	$819,787

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

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(93,710)	$(195,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,558	42,428
Amortization of discount on investment securities, net	(149)	(2,960)
Depreciation and amortization	6,036	4,225
Foreign currency remeasurement (gain) loss	25	567
Change in fair value of investment in Arcturus equity securities	(102,868)	(9,828)
Non-cash collaboration royalty revenue	(6,097)	—
Non-cash interest expense on liability related to the sale of future royalties	16,511	—
Other	34	(132)
Changes in operating assets and liabilities:
Accounts receivable	17,955	(8,161)
Inventory	521	(6,040)
Prepaid expenses and other assets	(6,136)	(3,255)
Receivable related to the Daiichi Sankyo license agreement	(8,473)	—
Right-of-use assets	(6,753)	(17,200)
Accounts payable, accrued, and other liabilities	(8,833)	(7,076)
Contract liabilities	134,898	—
Lease liabilities	6,680	18,522
Net cash used in operating activities	(7,801)	(184,838)
Investing activities:
Purchase of property and equipment	(18,179)	(8,299)
Purchase of investments	(456,331)	(461,088)
Purchase of investment in Arcturus equity securities	(9,600)	(14,339)
Proceeds from the sale of investments	28,850	22,600
Proceeds from maturities of investments	273,996	301,507
Net cash used in investing activities	(181,264)	(159,619)
Financing activities:
Proceeds from the issuance of common stock in connection with the license agreement, net	55,268	—
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	—	330,415
Proceeds from the issuance of common stock in connection with at-the-market offering, net	20,391	24,828
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	15,858	7,716
Principal repayments of financing leases	(91)	—
Net cash provided by financing activities	91,426	362,959
Effect of exchange rate changes on cash	(198)	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	(97,837)	18,472
Cash, cash equivalents and restricted cash at beginning of period	436,244	115,525
Cash, cash equivalents and restricted cash at end of period	$338,407	$133,997

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$3,462	$21,515

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company has four approved therapies. Crysvita® (burosumab) is approved in the United States by the U.S. Food and Drug Administration (FDA) and in Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and has received European conditional marketing authorization for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. Crysvita was approved by the FDA on June 18, 2020 for the treatment of FGF23-related hypophosphatemia in tumor-induced osteomalacia (TIO), associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

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

Dojolvi, formerly known as UX007, was approved by FDA on June 30, 2020 for the treatment of pediatric and adult patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD).

In addition to the approved treatments, the Company has two ongoing clinical development programs. DTX301 is an adeno-associated virus 8 (AAV8) gene therapy product candidate in development for the treatment of patients with ornithine transcarbamylase (OTC) deficiency, the most common urea cycle disorder; and DTX401 is an AAV8 gene therapy product candidate for the treatment of patients with glycogen storage disease type Ia (GSDIa). The Company operates as one reportable segment.

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that we will likely need to raise additional capital to fully implement its business plans. Through June 30, 2020, the Company has relied primarily on the proceeds from equity offerings and its sale of future royalties to finance its operations.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for the Company’s obligations under its facility leases. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$335,639	$131,337
Restricted cash included in prepaid expenses and other current assets	847	161
Restricted cash included in other assets	1,921	2,499
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$338,407	$133,997

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

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted. The adoption of ASU 2016-13 did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures and there was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the three and six months ended June 30, 2020.

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

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost-plus margin. The Company estimates the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using input measures.

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

Non-cash collaboration royalty revenue

Effective January 1, 2020, the Company sold the right to receive certain royalty payments from net sales of Crysvita to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, as further described in Note 7. The Company records the royalty revenue from the net sales of Crysvita in the applicable European territories on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangement.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$297,003	$—	$—	$297,003
Time deposits	—	10,000	—	10,000
Corporate bonds	—	215,486	—	215,486
Commercial paper	—	98,233	—	98,233
Asset-backed securities	—	15,183	—	15,183
U.S. Government Treasury and agency securities	104,924	48,019	—	152,943
Investment in Arcturus equity security	140,220	—	—	140,220
Total	$542,147	$386,921	$—	$929,068

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	—	100,000	—	100,000
Time deposits	—	10,000	—	10,000
Corporate bonds	—	77,026	—	77,026
Commercial paper	—	80,119	—	80,119
Asset-backed securities	—	30,406	—	30,406
U.S. Government Treasury and agency securities	96,329	53,979	—	150,308
Investment in Arcturus equity securities	26,088	—	1,664	27,752
Total	$415,726	$351,530	$1,664	$768,920

The Company determined the fair value of the Arcturus Therapeutics Holdings Inc. (Arcturus) common stock by using the quoted market price on June 30, 2020, which is a Level 1 fair value measurement.

The fair value of the option to purchase additional shares of Arcturus common stock was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the fair value of the option is considered a Level 3 financial asset. The Company measured the fair value of the option by applying the Black-Scholes option pricing method and utilizing the following inputs: stock price, strike price, volatility, risk-free interest rate, and expected term. The expected term was the Company’s estimated period to purchase additional stock. In May 2020, the Company exercised its option to purchase additional shares of Arcturus common stock.

See Note 6 for additional details on the Arcturus transaction.

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	June 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$297,003	$—	$—	$297,003
Time deposits	10,000	—	—	10,000
Corporate bonds	214,224	1,266	(4)	215,486
Commercial paper	98,233	—	—	98,233
Asset-backed securities	15,151	32	—	15,183
U.S. Government Treasury and agency securities	152,687	264	(8)	152,943
Total	$787,298	$1,562	$(12)	$788,848

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	100,000	—	—	100,000
Time deposits	10,000	—	—	10,000
Corporate bonds	77,022	17	(13)	77,026
Commercial paper	80,119	—	—	80,119
Asset-backed securities	30,375	31	—	30,406
U.S. Government Treasury and agency securities	150,184	124	—	150,308
Total	$741,009	$172	$(13)	$741,168

At June 30, 2020, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no realized gains or losses on available-for-sale securities for the three and six months ended June 30, 2020 and 2019. All marketable securities with unrealized losses at June 30, 2020 have been in a loss position for less than twelve months. Based on the Company’s application of its expected loss allowance methodology, it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities were not attributable to credit risk.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Work-in-process	$7,677	$8,191
Finished goods	3,384	3,355
Total inventory	$11,061	$11,546

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Research, clinical study, and manufacturing expenses	$21,719	$22,894
Payroll and related expenses	35,836	41,324
Other	14,332	18,976
Total accrued liabilities	$71,887	$83,194

5.	Revenue

The following table disaggregates total revenues from customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$29,806	$17,248	$57,021	$29,187
Royalty revenue in European territory	1,498	1,931	1,498	$3,946
Daiichi Sankyo	18,857	—	18,857	—
Bayer	—	68	—	352
Total collaboration and license revenue	50,161	19,247	77,376	33,485
Product sales:
Crysvita	2,549	1,006	4,159	1,594
Mepsevii	4,185	3,240	7,610	5,913
UX007	1,332	656	2,776	1,329
Total product sales	8,066	4,902	14,545	8,836
Non-cash collaboration royalty revenue	3,482	—	6,097	—
Total revenues	$61,709	$24,149	$98,018	$42,321

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$51,931	$20,163	$82,288	$34,618
Europe	6,548	2,821	10,705	5,732
All other	3,230	1,165	5,025	1,971
Total revenues	$61,709	$24,149	$98,018	$42,321

The following table presents changes in the contract assets (liabilities) (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance of contract assets (liabilities) at beginning of period	$—	$2,979
Additions	(153,755)	352
Deductions	18,857	(3,386)
Balance of contract liabilities at end of period	$(134,898)	$(55)

See Note 6 for additional details on contract assets (liabilities) activities.

The Company’s largest accounts receivable balance accounted for 79% and 87% of the total accounts receivable balance as of June 30, 2020 and December 31, 2019, respectively, and was due from a collaboration partner.
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

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in Note 7. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company records the royalty revenue as non-cash royalty revenues. During the three months ended June 30, 2020, there was a change in estimate of the revenue reserves related to sales made prior to January 1, 2020, as a result of which, the Company recorded $1.5 million as royalty revenue in European territory.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Company's share of revenue in profit- share territory	$29,806	$17,248	$57,021	$29,187
Royalty revenue in European territory	1,498	1,931	1,498	3,946
Non-cash royalty revenue in European territory	3,482	—	6,097	—
Total	$34,786	$19,179	$64,616	$33,133

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $2.5 million and $4.2 million for the three and six months ended June 30, 2020, respectively, and $1.0 million and $1.6 million for the three and six months ended June 30, 2019, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$5,168	$5,895	$10,658	$12,994
Selling, general and administrative	5,965	5,163	13,017	10,376
Total	$11,133	$11,058	$23,675	$23,370

Collaboration receivable

The Company had accounts receivable from KKC in the amount of $11.8 million and $28.5 million from profit-share revenue and royalties and other receivables recorded in prepaid and other current assets of $8.2 million and $17.8 million and accrued liabilities of $1.3 million and $0.9 million from commercial and development activity reimbursements, as of June 30, 2020 and December 31, 2019, respectively.

Bayer HealthCare LLC

  The Company has an agreement with Bayer Healthcare LLC (Bayer) to research, develop and commercialize AAV gene therapy products for the treatment of hemophilia A (DTX 201). Under this agreement, Bayer has been granted an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. The agreement requires that Bayer use commercially reasonable efforts to conduct and fund a proof-of-concept (POC) clinical trial and any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product.

Bayer is responsible for funding certain research and development services performed by the Company in the performance of its obligations under the annual research plan and budget. Under the terms of the agreement with Bayer, the Company is eligible to receive development and commercialization milestone payments of up to $232.0 million, as well as, royalty payments ranging in the high single-digit to low double-digit percentages, not exceeding the mid-teens, of net sales of licensed products. The Company achieved the first milestone in December 2017, the second milestone in April 2018, and has received $15.0 million for such milestones to date.

The Company’s obligations under the contract were completed by end of December 31, 2019 and as a result, no revenue was recorded for the three and six months ended June 30, 2020. The Company recorded revenue of $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively. The Company may record future milestone payments as revenue, if it becomes probable that a significant reversal in the amount of revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.

Arcturus

The Company has a Research Collaboration and License Agreement with Arcturus to research and develop therapies for select rare diseases. Pursuant to the agreement, the Company incurred $0.4 million and $0.6 million for the three and six months ended June 30, 2019, respectively, in research and development expense for the funding of certain research services received from Arcturus. No research and development expenses were recognized in 2020 related to the Arcturus agreement.

In May 2020, the Company exercised an option to purchase 600,000 shares of Arcturus’ common stock at $16.00 per share, or a total purchase price of $9.6 million. Accordingly, after the exercise of the option, the Company owned 3,000,000 shares, or 14.6%, of Arcturus’ then outstanding common stock. The purchase was made pursuant to the equity purchase agreement between the parties entered into in June 2019 in connection with the amendment to the research collaboration and license agreement. The Arcturus common stock is restricted from sale or transfer by the Company for six months from the exercise date, subject to certain conditions. The Company has elected to apply the fair value option to account for the equity investment in Arcturus. The Company had accounted for the option to purchase additional shares of Arcturus common stock at fair value based on the Black-Scholes option pricing method.

The changes in the fair value of the Company’s investment in Arcturus securities were as follows (in thousands):

	Arcturus common stock	Fair value of option to purchase additional shares of Arcturus common stock	Total
Acquisition of investment in Arcturus securities in June 2019	$13,872	$467	$14,339
Change in fair value	12,216	1,197	13,413
December 31, 2019	26,088	1,664	27,752
Change in fair value	78,920	23,948	102,868
Transfer of value upon option exercise	35,212	(25,612)	9,600
June 30, 2020	$140,220	$—	$140,220

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics, LLC (GeneTx) to collaborate on the development of GeneTx’s GTX-102, an antisense oligonucleotide (ASO) for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of IND, the Company elected to extend the option period by paying an option extension payment of $25.0 million (option extension premium) during the prior quarter ended March 31, 2020. The Company has a right to acquire GeneTx for a payment of $125.0 million, at any time, until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. This exclusive option to acquire GeneTx can be extended under certain circumstances, by up to four additional three-month periods, by paying an additional extension fee for each three-month period.

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

Although GeneTx is a variable interest entity, the Company is not the primary beneficiary as it currently does not have the power to direct the activities that would most significantly impact the economic performance of GeneTx. Prior to product regulatory approval, all consideration paid to GeneTx represents rights to potential future benefits associated with GeneTx’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, for the three and six months ended June 30, 2020, the Company recorded the option extension payment of none and $25.0 million as an in-process research and development expense.

REGENXBIO, Inc.

In March 2020, the Company executed a License Agreement with REGENXBIO, Inc. (REGENEX), for an exclusive, sublicensable, worldwide license to REGENX’s NAV AAV8 and AAV9 Vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder. In return for these rights, the Company made an upfront payment of $7.0 million, which was recorded as an in-process research and development expense during the prior quarter ended March 31, 2020. The Company will pay certain annual fees of $0.1 million, milestone payments of up to $14.0 million, and royalties on any net sales of products incorporating the licensed intellectual property that range from a high single-digit to low double-digit royalty.

Daiichi Sankyo

In March 2020, the Company executed a License and Technology Access Agreement (the License Agreement) with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo). Pursuant to the License Agreement, the Company granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to its HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. The Company retains the exclusive right to use the manufacturing technology for its current target indications and additional indications identified now and in the future. The Company will provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. Daiichi Sankyo has an option to extend the technology transfer period including know-how improvements by two additional one-year periods by paying a fixed amount for each additional year. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of products manufactured with the licensed technology; however, the Company has the option to co-develop and co-commercialize rare disease products at the IND stage. Ultragenyx may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases.

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

The Company also entered into a Stock Purchase Agreement (SPA) with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares in exchange for $75.0 million in cash during the first quarter of 2020. The fair market value of the common stock issued to Daiichi Sankyo was $55.3 million based on the stock price of $44.43 on the date of issuance, resulting in a $19.7 million premium on the SPA. Daiichi Sankyo is also subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

In June 2020, the Company executed a subsequent license agreement (the Sublicense Agreement) with Daiichi Sankyo for transfer of certain technology in consideration for an upfront payment of $8.0 million and annual maintenance fees, milestone payments, and royalties on any net sales of products incorporating the licensed intellectual property.

The License Agreement, the Sublicense Agreement, and the SPA are being accounted for as one arrangement because they were entered into at or near the same time and negotiated in contemplation of one another. The Company evaluated the License Agreement and the Sublicense Agreement under ASC 606 and determined that the performance obligations under the agreements are (i) intellectual property with respect to its HeLa PCL and HEK293 transient transfection manufacturing technology platforms together with the initial technical assistance and technology transfer services, which are expected to be completed over a period of 18 months, and (ii) the transfer of any know-how and improvements after the completion of the initial technology transfer through the end of the three year technology transfer period.

The Company determined that the total transaction price of the License Agreement was $183.8 million which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.5 million estimated reimbursement amount for delivering the license and technology services.

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services will be recognized over an initial estimated period of 18 to 21 months, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer will be recognized over the remaining technology transfer period (i.e., months 19-36) on a straight-line basis, as it is expected that Daiichi Sankyo will receive and consume the benefits consistently throughout the period. The performance obligations are estimated to be substantially complete by March 2023. The estimated period to complete the technology transfer services and the related milestones payments, if any, are subject to revised estimates which could be impacted by limitations or delays from the COVID-19 pandemic, successful scale-up of the manufacturing, and other changes that may impact timing. Royalties from commercial sales will be accounted for as revenue upon achievement of such sales, assuming all other revenue recognition criteria are met.

The technology transfer services were initiated during the second quarter of 2020, as such the Company began recognizing revenue during the period. For the three and six months ended June 30, 2020, the Company recognized $18.9 million in revenue related to this arrangement. Accordingly, the Company had recorded $131.6 million as short-term contract liability and $3.3 million as long- term contract liability as of June 30, 2020. The Company had a receivable related to the above agreements of $8.5 million as of June 30, 2020.

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

As RPI’s rate of return is explicitly limited due to the cap on royalties they may receive, proceeds from the transaction were recorded as a liability (liability related to sale of future royalties on the Consolidated Balance Sheets). The Company amortizes $320.0 million, net of transaction cost of $5.8 million using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI, subject to the capped amount, over the life of the arrangement. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million of net proceeds, is recorded as non-cash interest expense over the life of the arrangement. Consequently, the Company estimates an imputed interest on the unamortized portion of the liability and records interest expense relating to the transaction. The Company records the royalty revenue from the net sales of Crysvita in the applicable European territories as non-cash royalty revenue in the Consolidated Statements of Operations.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company’s effective annual interest rate was approximately 10.3% and 10.1% as of June 30, 2020 and December 31, 2019, respectively.

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

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
Proceeds from sale of future royalties in December 2019	$314,234
Non-cash interest expense	1,135
December 31, 2019	315,369
Non-cash collaboration royalty revenue	(6,097)
Non-cash interest expense	16,511
June 30, 2020	$325,783

8.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of June 30, 2020, there were 3,304,531 shares reserved under the 2014 Plan for the future issuance of equity awards and 3,287,825 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$112	$51	$180	$85
Research and development	12,856	12,032	23,785	23,262
Selling, general and administrative	9,441	10,124	18,616	19,081
Total stock-based compensation expense	$22,409	$22,207	$42,581	$42,428

9.	Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period. For the six months ended June 30, 2020 and the three and six months ended June 30, 2019, there were no differences between basic and diluted net loss per share since the effect of the dilutive securities would have been antidilutive and therefore were excluded from the diluted net loss per share calculation. The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss), basic and diluted	$25,315	$(99,172)	$(93,710)	$(195,928)
Weighted-average shares used in computing net income (loss) per share, basic	59,995,617	57,519,308	58,996,278	55,376,336
Weighted-average effect of dilutive securities:
Options to purchase common stock and RSUs	1,150,614	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	61,146,231	57,519,308	58,996,278	55,376,336
Net income (loss) per share:
Basic	$0.42	$(1.72)	$(1.59)	$(3.54)
Diluted	$0.41	$(1.72)	$(1.59)	$(3.54)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock and restricted stock units	5,204,036	8,220,733	8,643,439	7,825,615
Employee stock purchase plan	10,952	7,857	5,476	3,950
Common stock warrants	—	149,700	59,222	149,700
	5,214,988	8,378,290	8,708,137	7,979,265

10.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company could sell up to $150.0 million in aggregate proceeds of common stock from time to time, with Cowen as its sales agent. During the three and six months ended June 30, 2020, the Company sold 283,333 shares of common stock, resulting in net proceeds of $20.4 million, after commissions and other offering costs. During the three and six months ended June 30, 2019, the Company sold 88,978 and 468,685 shares of common stock, respectively, resulting in net proceeds of approximately $5.5 million and $24.8 million, respectively, after commissions and other offering costs. As of June 30, 2020, the Company had completed the sale of all available amounts under the ATM facility.

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

11.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Foreign currency translation adjustments	$(266)	$(306)
Unrealized gain on securities available-for-sale	1,550	159
Total accumulated other comprehensive income (loss)	$1,284	$(147)

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

Impact of COVID-19 Pandemic

The continuing COVID-19 outbreak, which was declared a pandemic by the World Health Organization in March 2020, and the governmental efforts to mitigate the spread of the pandemic, has caused significant volatility and uncertainty in U.S. and international markets and could materially and adversely affect our business and operating results. As with so many other companies throughout the U.S. and globally, our business operations have been and continue to be affected by the COVID-19 pandemic. In addition to some impact on our preclinical manufacturing activities and certain regulatory interactions, we have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment and dosing as a result of shelter-in-place orders or quarantines, and we anticipate that certain data from our gene therapy product candidates may be delayed as a result of the COVID-19 pandemic. For instance, dosing using prophylactic steroids for our fourth cohort of patients in our Phase 1/2 study for DTX301is currently on hold as a result of COVID-19. Although we have not experienced significant supply interruptions to date, certain of our third-party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19. In response to these events, we are currently seeking alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses. Social distancing measures and travel limitations in response to the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations.

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

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, gene therapy, and nucleic acid product candidates.

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii® (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, developed for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, both of which are disorders characterized by renal phosphate wasting caused by excess FGF23 production. Crysvita is approved in the United States for the treatment of XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder, in adult and pediatric patients six months of age and older, and in Canada for the treatment of XLH in adult and pediatric patients one year of age and older. In the European Union, or the EU, and the United Kingdom, Crysvita is conditionally approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. On July 24, 2020, the Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion to expand the use of Crysvita for the treatment of XLH in adolescents and adults. This could lead to an expansion of the current market authorization for the treatment XLH in children 1 year of age and older and adolescents with growing skeletons. A formal decision from the European Commission is expected in the second half of 2020. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

Crysvita was approved by the U.S. Food and Drug Administration (FDA) on June 18, 2020 for the treatment of FGF23-related hypophosphatemia in tumor-induced osteomalacia, or TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older. TIO can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

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

Our small molecule products include the approved therapy Dojolvi™ (triheptanoin):

•

Dojolvi, formerly known as UX007, is a highly purified, synthetic, 7-carbon fatty acid triglyceride specifically designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement for people with long-chain fatty acid oxidation disorders, or LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The FDA approved Dojolvi as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD on June 30, 2020 and in July 2020, we announced that the product is commercially available in the United States. We have submitted Dojolvi to the Brazilian Health Regulatory Agency (ANVISA) seeking marketing authorization. In Canada, we have been granted priority review have filed a new drug submission. We are also continuing discussions with EU regulatory authorities.

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

We have reported positive data from the three dose cohorts of the Phase 1/2 study, with six responders of the nine patients dosed in the study and all three patients at the highest dose cohort. A fourth cohort of three patients at the same cohort 3 dose of 1.0 × 10^13 GC/kg is planned using prophylactic steroids. Dosing is delayed due to COVID-19 but we currently expect to release data by the end of 2020.

•

DTX401 is an AAV8 gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. DTX401 has been granted Orphan Drug Designation in both the United States and in the EU and the United Kingdom, Regenerative Medicine Advanced Therapy (RMAT) designation and Fast Track designation in the United States.

We have reported positive data from three cohorts at two dose levels of the Phase 1/2 study, with all patients showing a clinical response with improvements in glucose control and other metabolic parameters compared to baseline. The confirmatory expansion cohort of three patients at the second cohort dose of 6.0 × 10^12 GC/kg dose is ongoing, and we expect longer-term data to be available from this cohort in the second half of 2020.

Our nucleic acid pipeline includes the option to acquire GTX-102 in clinical development for the treatment of Angelman syndrome:

•

GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 was granted Fast Track designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA. GTX-102 is being developed in collaboration with GeneTx Biotherapeutics LLC, or GeneTx. The first two cohorts in the Phase 1/2 study have been fully enrolled with all patients having received multiple doses. Safety and efficacy data from the first two dose escalating cohorts are currently being evaluated and enrollment and dosing at the next dose levels are expected to resume shortly. Preliminary data from the first cohorts of the study are expected in the first half of 2021, provided the COVID-19 pandemic does not cause delays in additional site activation or delays in data collection.

The following table summarizes our approved products and clinical product candidate pipeline:

| Candidate | Description | Indication | Phase 1 | Phase 2 | Phase 3 | Regulatory Review | Approved | Anticipated milestones |
|---|---|---|---|---|---|---|---|---|
| **Biologics** | | | | | | | | |
| Crysvita® (burosumab)* | Anti-FGF23 monoclonal antibody | XLH | | | | | | |
| Crysvita* | Anti-FGF23 monoclonal antibody | TIO | | | | | | |
| Mepsevii® (vestronidase alfa) | Enzyme replacement | MPS VII | | | | | | |
| **Small Molecules** | | | | | | | | |
| Dojolvi™ (Triheptanoin) | Substrate replacement | LC-FAOD | | | | | | |
| **AAV Gene Therapy** | | | | | | | | |
| DTX301 | AAV8 Gene Therapy | OTC | | | | | | ▪ Phase 1/2 study cohort 4 data by end of 2020 |
| DTX401 | AAV8 Gene Therapy | GSDIa | | | | | | ▪ Additional Phase 1/2 study cohort 3 data 2H20 |
| **ASO** | | | | | | | | |
| GTX-102** | Antisense Oligonucleotide | Angelman Syndrome | | | | | | |

* *In collaboration with Kyowa Kirin Company*

** *Ultragenyx has option to acquire GTX-102 from GeneTx*

Recent Clinical Program Updates

Crysvita for the treatment of tumor-induced osteomalacia, or TIO

In June 2020 we and Kyowa Kirin announced the FDA approval of Crysvita for the treatment of fibroblast growth factor 23 (FGF23)-related hypophosphatemia in tumor-induced osteomalacia (TIO) associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

On July 24, 2020, the CHMP issued a positive opinion to expand the use of Crysvita for the treatment of XLH in adolescents and adults. This could lead to an expansion of the current market authorization for the treatment XLH in children 1 year of age and older and adolescents with growing skeletons. A formal decision from the European Commission is expected in the second half of 2020.

Dojolvi for the treatment of Long-Chain Fatty Acid Oxidation Disorders (LC-FAOD)

In June 2020 we announced the FDA approval of Dojolvi for the treatment of pediatric and adult patients for all forms of LC-FAOD with a molecularly-confirmed diagnosis. Dojolvi is the first FDA-approved therapy for these lifelong and life-threatening genetic disorders. Dojolvi has been submitted for approval with ANVISA in Brazil. In Canada, a new drug submission was filed in July 2020 and Dojolvi has been granted priority review by Health Canada.

DTX301 for the treatment of ornithine transcarbamylase, or OTC, deficiency

In June 2020, we announced updated positive data from the ongoing Phase 1/2 study at the American Society of Gene & Cell Therapy (ASGCT) annual meeting. The updated data confirmed that all three patients in the third dose cohort (1.0 x 10^13 GC/kg) are responders to DTX301 as shown by sustained meaningful increases in the rate of ureagenesis or reductions in ammonia levels. Six of nine patients across all three cohorts have now responded to the gene therapy, including three females and three males. All three complete responders, those who have discontinued all ammonia scavengers and liberalized their diets, remain clinically and metabolically stable after longer-term follow-up, up to 130 weeks for the longest patient.

A fourth cohort of three patients at the same Cohort 3 dose is planned using prophylactic steroids. Dosing is delayed due to COVID-19 but we currently expect to release data by the end of 2020. We intend to hold an end-of-phase 2 meeting with the FDA based on the first three cohorts, with Phase 3 study initiation currently expected in the first half of 2021.

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

In May 2020, we announced positive data from the confirmatory cohort in the ongoing Phase 1/2 study at the ASGCT annual meeting. The data demonstrated increased time to hypoglycemia and substantial reductions in cornstarch usage. Prolonged periods of hyperglycemia were observed in Cohort 3 with the implementation of continuous glucose monitoring (CGM), which is indicative of early transgene expression and glucose release from the liver. The early transgene expression resulted in faster cornstarch reductions in Cohort 3, with a mean reduction of 57% at week 12 compared with 38% and 14% in the first and second cohorts, respectively. Across all three cohorts in the study, 100 percent of patients have demonstrated meaningful and sustained cornstarch regimens over time and significant increases in time to hypoglycemia. After longer-term follow-up, four of six patients in the first two cohorts have discontinued daytime cornstarch.

Additional data on Cohort 3 are expected to be released in the second half of 2020, barring delays related to COVID-19. We also intend to hold an end-of-Phase 2 meeting with the FDA and potentially initiate a Phase 3 study in early 2021, depending on the restrictions and limitations due to COVID-19.

GTX-102 for the treatment of Angelman Syndrome

In May 2020, we announced that the FDA granted Fast Track designation to GTX-102 for the treatment of Angelman syndrome.

Other Developments

Corporate Update

In May 2020, we exercised our option to purchase 600,000 shares of Arcturus’ common stock at $16.00 per share; accordingly, after the exercise of the option, we owned 3,000,000 shares of Arcturus’ outstanding common stock. The purchase was made pursuant to the equity purchase agreement between the parties entered into in June 2019 in connection with the amendment to the research collaboration and license agreement between the two companies focused on nucleic acid therapies for rare diseases that was initiated in 2015.

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

We have incurred net losses in each year since inception. Our net income was $25.3 million for the three months ended June 30, 2020 and our net loss was $93.7 million for the six months ended June 30, 2020, and $99.2 million and $195.9 million for the three and six months ended June 30, 2019, respectively. Net income for the three months ended June 30, 2020 and net loss for the six months ended June 30, 2020 included $95.2 million and $102.9 million, respectively, of changes in fair value of our investment in Arcturus equity securities. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three months ended June 30, 2020, our total revenues increased to $61.7 million, compared to $24.1 million for the same period in 2019 and for the six months ended June 30, 2020, increased to $98.0 million, compared to $42.3 million for the same period in 2019. Revenue for the three and six months ended June 30, 2020 included $18.9 million in revenue from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) which we executed in March 2020. The remainder of the increase was driven by higher revenue from Crysvita collaboration revenue in the profit-share territory, increase in revenue for our approved products and an increase in collaboration royalty revenue.

As of June 30, 2020, we had $817.5 million in available cash, cash equivalents and available-for-sale investments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$29,806	$17,248	$12,558	73%
Royalty revenue in European territory	1,498	1,931	(433)	-22%
Daiichi Sankyo	18,857	—	18,857	*
Bayer	—	68	(68)	-100%
Total collaboration and license revenue	50,161	19,247	30,914	161%
Product sales:
Crysvita	2,549	1,006	1,543	153%
Mepsevii	4,185	3,240	945	29%
UX007	1,332	656	676	103%
Total product sales	8,066	4,902	3,164	65%
Non-cash collaboration royalty revenue	3,482	—	3,482	*
Total revenues	$61,709	$24,149	$37,560	156%
* not meaningful

	Six Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$57,021	$29,187	$27,834	95%
Royalty revenue in European territory	1,498	3,946	(2,448)	-62%
Daiichi Sankyo	18,857	—	18,857	*
Bayer	—	352	(352)	-100%
Total collaboration and license revenue	77,376	33,485	43,891	131%
Product sales:
Crysvita	4,159	1,594	2,565	161%
Mepsevii	7,610	5,913	1,697	29%
UX007	2,776	1,329	1,447	109%
Total product sales	14,545	8,836	5,709	65%
Non-cash collaboration royalty revenue	6,097	—	6,097	*
Total revenues	$98,018	$42,321	$55,697	132%

For the three months and six months ended June 30, 2020, the Company’s share of Crysvita collaboration revenue in the profit-share territory increased by $12.6 million and $27.8 million, respectively, as compared to the same periods in 2019. The increase primarily reflects the continuing increase in demand for Crysvita. In December 2019, we sold the rights to the royalty payments in the European territory, including the United Kingdom and Switzerland, to Royalty Pharma. Beginning in 2020, we record the royalty revenue as non-cash royalty revenues. During the three months ended June 30, 2020, there was a change in estimate of the revenue reserves related to sales made prior to January 1, 2020, as a result, we recorded $1.5 million as royalty revenue in European territory.

In March 2020, we executed a license agreement with Daiichi Sankyo, pursuant to which we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We will also provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. For the three and six months ended June 30, 2020, we recognized $18.9 million as collaboration and license revenue from this arrangement. We expect to recognize a substantial majority of the $183.8 million transaction price as revenue over the technology transfer service period, which is currently estimated to be substantially complete by the end of 2021.

The decreases in collaboration and license revenue from our research arrangement with Bayer were due to the transition of the clinical development to Bayer as part of the research arrangement.

The increases in product sales of $3.2 million and $5.7 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 were primarily due to the continuing increase in demand for our products and increase in sales of certain products under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Cost of sales	$1,803	$766	$1,037	135%

	Six Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Cost of sales	$(1,700)	$1,218	$(2,918)	-240%

Cost of sales related to our approved products increased by $1.0 million for the three months ended June 30, 2020 and decreased by $2.9 million for the six months ended June 30, 2020, compared to the same periods in 2019. The increase in cost of sales reflect an increase in demand for our approved products. The cost of sales for the six months ended June 30, 2020 included a credit for the manufacturing of future inventory batches with an estimated value of $4.6 million that was agreed to during the period with one of our manufacturers due to certain inventory batches that did not meet specified quality standards. The Company previously recorded reserves of $5.7 million on these inventory batches during the second half of the year ended December 31, 2019, which did not impact cost of sales for the six months ended June 30, 2019.

Prior to the approval of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period and the credit of $4.6 million as noted above were excluded, we estimate that cost of sales for the three and six months ended June 30, 2020 would have been approximately $1.9 million and $3.1 million, respectively, and for the three and six months ended June 30, 2019 would have been approximately $1.0 million and $1.7 million, respectively, for our commercial product sales. We expect our gross margin percentage to decrease as we produce approved products at costs that reflect the full costs of manufacturing similar to other biologic products and as we deplete inventories that we had expensed prior to receiving FDA approval.

Research and Development Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Crysvita	$7,427	$10,210	$(2,783)	-27%
Mepsevii	4,208	4,197	11	0%
UX007	9,506	10,407	(901)	-9%
DTX301	8,226	7,722	504	7%
DTX401	3,295	7,581	(4,286)	-57%
GTX102	607	—	607	*
Translational Research	20,670	15,127	5,543	37%
Other research costs	26,770	40,801	(14,031)	-34%
Total research and development expenses	$80,709	$96,045	$(15,336)	-16%

	Six Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Crysvita	$15,099	$20,531	$(5,432)	-26%
Mepsevii	7,210	9,655	(2,445)	-25%
UX007	19,437	22,775	(3,338)	-15%
DTX301	17,445	19,849	(2,404)	-12%
DTX401	9,899	16,393	(6,494)	-40%
GTX102	26,073	—	26,073	*
Translational Research	47,207	25,017	22,190	89%
Other research costs	51,300	59,930	(8,630)	-14%
Total research and development expenses	$193,670	$174,150	$19,520	11%

Research and development expenses decreased $15.3 million and increased $19.5 million for the three and six months ended June 30, 2020 and 2019, respectively, compared to the same periods in 2019. The changes in research and development expenses was primarily due to:

•

for Crysvita, a decrease of $2.8 million and $5.4 million for the three and six months ended June 30, 2020, respectively, primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities, net of KKC reimbursement;

•

for Mepsevii, a nominal increase and a decrease of $2.4 million for the three and six months ended June 30, 2020, respectively, primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities;

•

for UX007, a decrease of $0.9 million and $3.3 million for the three and six months ended June 30, 2020, respectively, primarily related to reduced clinical trial expense for the wind-down of the Glut 1 program, net of increased manufacturing expense due to the timing of drug substance production for the FAOD program;

•

for DTX301, an increase of $0.5 million and a decrease of $2.4 million for the three and six months ended June 30, 2020, respectively, primarily related to the timing of clinical drug substance manufacturing activities and drug product batch releases;

•

for DTX401, a decrease of $4.3 million and $6.5 million for the three and six months ended June 30, 2020, respectively, primarily related to the timing of clinical drug substance manufacturing activities and drug product batch releases, including a credit for the manufacturing of future batches with an estimated value of $2.9 million that was agreed to during the three months ended June 30, 2020 with one of our manufacturers due to certain batches that did not meet specified quality standards;

•

for GTX102, an increase of $0.6 million and $26.1 million for the three and six months ended June 30, 2020, respectively, primarily due to the $25.0 million option extension payment to GeneTx that occurred during the first quarter of 2020;

•

for translational research, an increase of $5.5 million and $22.2 million for the three and six months ended June 30, 2020, respectively, related to research, process development, and manufacturing activities, including the progression of our UX701, UX053, and UX068 programs toward IND filings; and during the first quarter of 2020, the $7.0 million payment to REGNEXBIO for exclusive, worldwide rights to NAV AAV8 and AAV9 vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder;

•

for other research and development costs, a decrease of $14.0 million and $8.6 million for the three and six months ended June 30, 2020, respectively, primarily related to the one-time in-process R&D expense of $15.6 million related to the Arcturus Equity Purchase Agreement and amendment to the Research Collaboration and License Agreement incurred in June 2019, net of increases in general operating, facilities, IT, and other overhead expenses in support of our clinical and research program pipeline.

We expect our annual research and development expenses to continue to increase in the future as we advance our product candidates through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs, and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Selling, general and administrative	$42,252	$39,812	$2,440	6%

	Six Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Selling, general and administrative	$89,768	$78,641	$11,127	14%

Selling, general and administrative expenses increased $2.4 million and $11.1 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Interest income	$1,797	$4,063	$(2,266)	-56%

	Six Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Interest income	$4,716	$7,149	$(2,433)	-34%

Interest income decreased $2.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower portfolio yields as a result of federal reserve interest rate cuts that were made over the past year.

Change in Fair Value of Investment in Arcturus Equity Securities (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Change in fair value of investment in Arcturus equity securities	$95,200	$9,828	$85,372	869%

	Six Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Change in fair value of investment in Arcturus equity securities	$102,868	$9,828	$93,040	947%

The increases in the fair value of our investment in Arcturus equity securities of $85.4 million and $93.0 million for the three and six months ended June 30, 2020, respectively, were due to the remeasurement to fair value of the Arcturus common stock and the exercise of the option to purchase additional Arcturus stock. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value adjustments of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods. See Item 1A: "Risk Factors" for additional details.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(8,429)	$—	$(8,429)	*

	Six Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(16,511)	$—	$(16,511)	*

The non-cash interest expense on liability related to the sale of future royalties of $8.4 million and $16.5 million for the three and six months ended June 30, 2020, respectively, were due to the interest accreted on the liability related to the sale of future royalties for net sales of Crysvita in the European territory pursuant to the Royalty Purchase Agreement entered into with RPI in December 2019. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Other income (expense)	$217	$(376)	$593	-158%

	Six Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Other income (expense)	$(239)	$(788)	$549	-70%

Other income (expense) increased by $0.6 million and $0.5 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The fluctuations were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2020	2019	Change	Change
Provision for income taxes	$(415)	$(213)	$(202)	95%

	Six Months Ended June 30,		Dollar	%
	2019	2018	Change	Change
Provision for income taxes	$(824)	$(429)	$(395)	92%

The provision for incomes taxes increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This was primarily due to the increase in commercialization activities in Europe and Latin America.

We are assessing but do not currently anticipate any material impact from the Coronavirus Aid Relief and Economic Security (CARES) Act on our future income tax provisions.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of equity securities and the sale of certain future royalties.

As of June 30, 2020, we had $817.5 million in available cash, cash equivalents, and available-for-sale investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and available-for-sale investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In February 2019, we completed an underwritten public offering in which we sold 5,833,333 shares of common stock and received net proceeds of approximately $330.4 million. In December 2019, we received net proceeds of $314.2 million from the sale of future royalties to RPI. In March 2020, we received $75.0 million in cash from the sale of 1,243,913 shares of our common stock to Daiichi Sankyo and in April 2020, we received $125.0 million in an upfront payment related to the Daiichi Sankyo License Agreement. During the three and six months ended June 30, 2020, the proceeds from our at-the-market, or ATM, offering were $20.4 million, after commissions and other offering costs. As of June 30, 2020, we had completed the sale of all available amounts under our ATM facility.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(7,801)	$(184,838)
Cash used in investing activities	(181,264)	(159,619)
Cash provided by financing activities	91,426	362,959
Effect of exchange rate changes on cash	(198)	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(97,837)	$18,472

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

Cash used in operating activities for the six months ended June 30, 2020 was $7.8 million and reflected a net loss of $93.7 million, $0.1 million for the amortization of the discount paid on purchased investments, $102.9 million for an unrealized gain in the Arcturus equity securities, and $6.1 million for non-cash collaboration royalty revenues related to the sale of future royalties to Royalty Pharma, offset by non-cash charges of $42.6 million for stock-based compensation, $6.0 million for depreciation, and $16.5 million for non-cash interest incurred on the liability related to the sale of future royalties to Royalty Pharma. Cash used in operating activities also reflected a decrease of $6.1 million due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid manufacturing, a decrease of $8.5 million primarily due to a receivable related to the license agreement with Daiichi Sankyo in June 2020, a $6.8 million decrease due to the addition of the right-of-use assets net of amortization during the period, and a $8.8 million decrease in accounts payable, accrued liabilities, and other liabilities primarily due to a decrease in accrued bonus due to the payout of the 2019 annual bonus, offset by $18.0 million increase due to a decrease in accounts receivable primarily related to change in the timing of billing to a collaboration partner, a $0.5 million increase due to a decrease in inventory, an increase of $134.9 million in contract liabilities related to the license agreements with Daiichi Sankyo, and a $6.7 million increase due to the addition of lease liabilities net of amortization during the period.

Cash used in operating activities for the six months ended June 30, 2019 was $184.8 million and reflected a net loss of $195.9 million, $3.0 million for the amortization of the discount paid on purchased investments, and $9.8 million for an unrealized gain in the Arcturus equity securities, offset by non-cash charges of $42.4 million for stock-based compensation, $4.2 million for depreciation and amortization of an intangible asset acquired, and $0.6 million of non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $8.2 million decrease due to an increase in accounts receivable due to the commercialization of Mepsevii and Crysvita, a $6.0 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, a decrease of $3.3 million due to an increase in prepaid expenses and other assets primarily due to an increase in general receivables, amounts due from a collaboration partner, and amounts owed for a tenant improvement allowance, a $17.2 million decrease due to the addition of the right-of-use assets net of amortization during the period, a $7.1 million decrease in accounts payable, accrued expenses, and other liabilities primarily due to a decrease in accrued bonus due to the payout of the 2018 annual bonus, the derecognition of deferred rent obligations for the new lease accounting guidance, and accrued expenses due to the timing of the receipt of invoices, offset by a $18.5 million increase due to the addition of lease liabilities net of amortization during the period.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 was $181.3 million and related to purchases of property and equipment of $18.2 million, purchases of investments of $456.3 million, and the exercise of the option to purchase additional Arcturus shares for $9.6 million, offset by proceeds from the sale of investments of $28.9 million and maturities of investments of $274.0 million.

Cash used in investing activities for the six months ended June 30, 2019 was $159.6 million and related to purchases of property and equipment of $8.3 million, purchases of investments of $461.1 million, and purchases of Arcturus equity securities of $14.3 million, offset by proceeds from the sale of investments of $22.6 million and maturities of investments of $301.5 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $91.4 million and was comprised of $55.3 million from the sale of common stock in connection with the license agreement with Daiichi Sankyo in March 2020, $20.4 million in net proceeds from the sale of common stock in our ATM offering, and $15.9 million in net proceeds from the issuance of common stock pursuant to the exercise of warrants and equity plan awards, offset by $0.1 million in principal repayments of finance leases.

Cash provided by financing activities for the six months ended June 30, 2019 was $363.0 million and was comprised of $330.4 million from the sale of common stock in our underwritten public offering in February 2019, $24.8 million from the sale of common stock in our ATM offering, and $7.7 million in net proceeds from the issuance of common stock pursuant to equity awards.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We will likely require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, and to further develop our general infrastructure, including building our own Good Manufacturing Practices, or GMP gene therapy manufacturing facility, and such funding may not be available to us on acceptable terms or at all.

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
•

the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates, products that we have begun to commercialize, and any products that we may develop in the future, including the potential development of our own GMP gene therapy manufacturing plant;

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

Contractual Obligations and Commitments

We have contractual obligations from our operating and finance leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at June 30, 2020 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating and finance leases	$10,338	$20,917	$16,924	$6,051	$54,230
Manufacturing and service contracts	7,579	49	—	—	7,628
Total	$17,917	$20,966	$16,924	$6,051	$61,858

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity securities that we hold in Arcturus. The carrying value of our investment in common stock and the option to purchase additional equity securities in Arcturus was $140.2 million and none, respectively, as of June 30, 2020, and $26.1 million and $1.7 million, respectively, as of December 31, 2019. If the Arcturus stock price had been lower at June 30, 2020 compared to December 31, 2019, we may have reported a net loss for the quarter and an even greater net loss for the six months ended June 30, 2020. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods. See Item 1A: "Risk Factors" for additional details.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2020, we had cash, cash equivalents, and investments totaling $817.5 million, compared to $760.4 million as of December 31, 2019, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. Due to the COVID-19 pandemic and the reduction of rates by the U.S. Federal Reserve, we expect that the interest yield on our investments will decrease. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments and as of June 30, 2020, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the six months ended June 30, 2020, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2020. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We have limited experience in revenue from product sales.

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

As of June 30, 2020, our available cash, cash equivalents, and investments were $817.5 million. We expect we will likely need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Our product candidates are in development and the safety profile has not been established. Further, as one of the goals of Phase 1 and/or 2 clinical trials is to identify the highest dose of treatment that can be safely provided to study participants, adverse side effects, including serious adverse effects, have occurred in certain studies as a result of changes to the dosing regimen during such studies. Gene therapy product candidates using AAV vectors, like DTX301, have been associated with immunologic reaction to the capsid protein or gene at early time points after administration. For example, in our discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, we observed elevated laboratory alanine transaminase levels, or ALTs. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. In addition, theoretical side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. Future product candidates may also cause these or similar side effects as development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

Additionally, even though we received regulatory approval for Crysvita, Mepsevii, and Dojolvi and even if our product candidates receive marketing approval in the future, if we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, certain gene therapy trials using AAV8 vectors (although at significantly higher doses than those used in our gene therapy product candidates) and other vectors led to several well-publicized adverse events, including cases of leukemia and death. The risk of cancer or death remains a concern for gene therapy and we cannot assure you that it will not occur in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products, particularly AAV gene therapy products such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our gene therapy product candidates, stricter labeling requirements for those gene therapy product candidates that are approved and a decrease in demand for any such gene therapy product candidates, all of which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

•

KKC may fail to manufacture or supply sufficient drug product of Crysvita in compliance with applicable laws and regulations or otherwise for our development and clinical use (including as a result of the COVID-19 pandemic), which could result in program delays;

•

KKC may fail to manufacture or supply sufficient drug product of Crysvita in compliance with applicable laws and regulations or otherwise for our commercial use (including as a result of the COVID-19 pandemic), which could result in lost revenue;

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

We have no experience as a company developing a manufacturing facility and may experience unexpected costs or delays or ultimately be unsuccessful in developing a facility .

We expect our future manufacturing strategy to involve the use of one or more CMOs as well as our own capabilities and infrastructure, including at our Woburn, MA facility or new facilities we may develop. We expect that development of our own process development facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may experience unexpected costs or delays or ultimately be unsuccessful in developing our own manufacturing facility or capability. Additionally, given that cGMP gene therapy manufacturing is a nascent industry, there are a small number of CMOs with the experience necessary to manufacture our gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Our gene therapy, mRNA, DNA and siRNA product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as gene therapy, mRNA, DNA and siRNA product candidates generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate is consistent from lot to lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly, and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, noncompliance with regulatory requirements, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Any adverse developments affecting manufacturing operations for our products and product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our products and product candidates. For instance, during the fourth quarter of 2019, we experienced disruptions from our third-party supplier related to the fill and finish activities for the manufacture of Mepsevii, which negatively impacted our inventory of the product. Due to their stage of development, small volume requirements, and infrequency of batch production runs, we carry limited amounts of safety stock for our products and product candidates. We may also have to take inventory write-offs and incur other charges and expenses for products and product candidates that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

The drug substance and drug product for our products and most of our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the necessary drug substance or drug product, could materially and adversely affect our business.

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. The drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. The pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for Dojolvi is prepared by Haupt Pharma AG and CPM pursuant to purchase orders. Single source suppliers are also used for our gene therapy programs. We have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. For instance, we experienced disruptions from our third-party supplier related to the fill and finish activities for the manufacture of Mepsevii during the fourth quarter of 2019 and as a result, we have identified an alternative supplier to conduct such activities. It may take a significant amount of time and expense to qualify such alternative supplier and to transfer activities to such supplier, which are currently ongoing. If we fail to qualify our alternative supplier in a timely manner, we could experience delays or disruptions in the supply of Mepsevii, which would negatively impact sales of the product. Additionally, we may not be able to enter into supply arrangements with our alternative supplier on commercially reasonable terms or at all. The terms of any new agreement, such as any agreement with our alternative supplier for Mepsevii, may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, our Phase 2 study of Dojolvi in LC-FAOD enrolled patients with more severe disease. In addition, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of Crysvita in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our products and product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are very small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

Additionally, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability, even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner. Furthermore, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in Latin America and the transfer price for commercial sales of the product in the United States and Canada is 35% of net sales through December 31, 2022 and 30% thereafter, which is higher than the typical cost of goods sold by companies focused on rare diseases.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing treatments that may compete with our products and product candidates. For example, XLH is treated with oral phosphate and vitamin D therapy, which may compete with Crysvita; LC-FAOD is managed with diet therapy and medium-chain triglyceride oil, which may compete with Dojolvi; OTC deficiency is currently treated with nitrogen scavenging drugs and severe limitations in dietary protein, which may compete with DTX30; and GSDIa is currently treated with corn starch, which may compete with DTX401. Triheptanoin is available in food-grade form, which may compete with our pharmaceutical-grade product. Furthermore, investigator-sponsored trials evaluating triheptanoin in multiple indications are ongoing. Gene therapy, gene correction, RNA-based therapies, and other approaches may also emerge for the treatment of any of the disease areas in which we focus.

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

In order to successfully commercialize our products as well as any additional products that may result from our development programs, we are building a commercial infrastructure in North America, Europe and Latin America. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. This will be expensive and time consuming. Any failure or delay in the expansion of this infrastructure may adversely impact the commercialization of our approved products.

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

Pursuant to the terms of our collaboration and license agreement with KKC, we have the sole right to promote Crysvita in the United States and Canada, or the profit-share territory, for a specified period of time, with KKC increasingly participating in the promotion of the product until the transition date of April 2023, which is the fifth anniversary of the commercial launch of the product in the United States. After the transition date, KKC will have the right to promote the product, subject to a limited promotion right retained by us. Although we expect that we will use our North America commercial infrastructure to promote our other commercialized products after the transition date, we cannot assure that we will have adequate commercial activity to support our field force and other aspects of our commercial infrastructure in the territory. After the transition date, we will also solely bear the expenses related to the promotion of Crysvita in the profit-share territory pursuant to our limited promotion right, rather than share such expenses with KKC. We expect to collaborate with KKC to provide for a seamless transition of responsibilities for KKC to promote the product in the profit-share territory after the transition date, however, the commercial success of Crysvita in the profit-share territory after the transition date will depend on, among other things, the efforts and allocation of resources of KKC.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. For example, proposals are being discussed to tie U.S. drug prices to the cost in other countries, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. Although a number of these proposals and other measures, including the four executive orders announced by the U.S. Presidential administration in July 2020 aimed to lower drug prices, may require additional authorization to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent exclusivity term for Crysvita, Mepsevii, Dojolvi, DTX301, and DTX401, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. Furthermore, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations may be adversely affected.

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

Additional competitors could enter the market with generic versions of our small-molecule product candidates, which may result in a material decline in sales of Dojolvi or future small-molecule product candidates.

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

Accordingly, competitors could file ANDAs for generic versions of Dojolvi, or 505(b)(2) NDAs that reference Dojolvi. If there are patents listed for Dojolvi in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

Risks Related to Our Business Operations

Actual or threatened public health epidemics or outbreaks, including the current COVID-19 pandemic, could materially and adversely impact our business and operating results.

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

Our clinical trial activities, including the initiation and completion of such activities and the timing thereof, have been and are expected to continue to be significantly delayed or disrupted by COVID-19. For instance, enrollment of patients in certain of our clinical trials for our gene therapy product candidates have been disrupted and dosing in certain of our trials has been delayed as shelter-in-place orders or quarantines have impeded patient movement. We may also experience difficulties in recruiting clinical site investigators and clinical site staff. Changes in local regulations in response to COVID-19 have also required us to change the way our clinical trials are conducted and certain anticipated data from our clinical trials will be delayed as a result. Further, healthcare resources have been and may continue to be diverted away from the conduct of clinical trials, such as the diversion of hospitals serving as our clinical trial sites, in response to the COVID-19 pandemic. Any of these events, including if we are required to initiate new or additional sites in response to such events, could require us to incur substantial increased expenses, delay the development and commercialization of our product candidates, delay the timing of anticipated data releases, and impact our operating results.

The COVID-19 pandemic may also impact the timing of review of our submissions and discussions with regulatory agencies, such as the FDA, with respect to our product candidates. The pandemic has also significantly impacted our commercialization efforts for our products, including the launch of our recently approved product, Dojolvi. Social distancing measures and travel limitations have prevented our field sales and medical teams from meeting with health care professionals, customers and patients in person and it has become increasingly difficult to maintain consistent contact with our current patients or identify new patients for our commercialized products and product candidates. Further, certain of our patients may experience interruptions in insurance coverage due to job loss or change in employment status due to the economic impact from the pandemic. Effects from government budgetary constraints, either in the United States or internationally, due to the economic impact of the pandemic, such as changes to state coverage rules under Medicaid programs in the United States, could also impact continued insurance coverage and reimbursement for our products. Any of these events could impact our ability to commercialize our products and adversely affect our operating results and revenue.

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

Even though we have orphan drug designation for Dojolvi for the treatment of fatty acid oxidation disorders in the United States and for various subtypes of LC-FAOD in Europe, as well as for Crysvita, Mepsevii, DTX301 and DTX401 in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. Following the FDA approval of Dojolvi, we have also recorded contract-based intangible assets related to our license from third parties for certain assets related to the product. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of June 30, 2020.

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

Our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws impact, among other things, our field marketing and education programs. In addition, we are subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate, including the EU General Data Protection Regulation, are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Further, in the United States, California recently enacted the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We may also incur increased costs as a result of complying with new legislations such as the CCPA.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. Risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the COVID-19 pandemic. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal or regulatory proceedings.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2.4 million shares of common stock of Arcturus Therapeutics Holdings, Inc. (Arcturus) and in May 2020, we exercised our option to purchase an additional 600,000 shares of Arcturus’ common stock pursuant to the terms of our equity purchase agreement with Arcturus. We have elected to apply the fair value option to account for our equity investments in Arcturus. As a result, increases or decreases in the stock price of Arcturus common stock will result in accompanying changes in the fair value of our investments and impact, and cause substantial volatility in, our operating results for the reporting period. For instance, the increases in fair value of the Arcturus investments recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 were $95.2 million and $102.9 million, respectively, primarily due to the higher Arcturus stock price at June 30, 2020 compared to December 31, 2019. Such gain in fair value of the investment resulted in net income for the three months ended June 30, 2020 and decreased the amount of our net loss for the six months ended June 30, 2020. If the Arcturus stock price had been lower at June 30, 2020 compared to December 31, 2019, we may have reported a net loss for the quarter and an even greater net loss for the six months ended June 30, 2020. As the fair value of our investment in Arcturus is dependent on the stock price of Arcturus, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2020, 3,304,531 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2020, 3,287,825 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1	Equity Purchase Agreement, dated as of June 18, 2019 by and among Ultragenyx Pharmaceutical Inc. and Arcturus Therapeutics Ltd.				X
10.2	Third Amendment, dated as of July 29, 2019, to the Lease Agreement dated as of October 30, 2015 by and between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.				X
10.3	Fourth Amendment, dated as of March 31, 2020, to the Lease Agreement dated as of October 30, 2015 by and between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: July 30, 2020	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: July 30, 2020	By:	/s/ Shalini Sharp
Shalini Sharp
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2020	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Corporate Controller (Principal Accounting Officer)