Form 10-Q
period 2020-09-30
Ultragenyx Pharmaceutical Inc.
filed 2020-10-27
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of October 22, 2020, the registrant had 61,044,688 shares of common stock issued and outstanding.

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

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$197,486	$433,584
Short-term investments	568,034	321,646
Accounts receivable, net	27,762	32,844
Inventory	14,457	11,546
Prepaid expenses and other current assets	64,264	51,397
Total current assets	872,003	851,017
Property and equipment, net	48,773	44,348
Investments in equity securities	129,320	27,752
Long-term investments	—	5,174
Right-of-use assets	37,597	30,328
Intangible assets, net	131,194	129,000
Goodwill	44,406	44,406
Other assets	5,092	3,471
Total assets	$1,268,385	$1,135,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,850	$12,871
Accrued liabilities	79,653	83,194
Contract liabilities, net	102,898	—
Short-term lease liabilities	7,785	7,235
Total current liabilities	201,186	103,300
Long-term lease liabilities	36,668	29,757
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	331,034	315,369
Total liabilities	602,194	481,732
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock — 250,000,000 shares authorized; 60,815,690 and 57,838,220 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	61	58
Additional paid-in capital	2,260,682	2,086,863
Accumulated other comprehensive income (loss)	1,013	(147)
Accumulated deficit	(1,595,565)	(1,433,010)
Total stockholders’ equity	666,191	653,764
Total liabilities and stockholders’ equity	$1,268,385	$1,135,496

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Collaboration and license	$66,924	$21,585	$144,300	$55,070
Product sales	11,215	4,215	25,760	13,051
Non-cash collaboration royalty revenue	3,331	—	9,428	—
Total revenues	81,470	25,800	179,488	68,121
Operating expenses:
Cost of sales	2,348	2,683	648	3,901
Research and development	87,314	100,144	280,984	274,294
Selling, general and administrative	42,123	41,006	131,891	119,647
Total operating expenses	131,785	143,833	413,523	397,842
Loss from operations	(50,315)	(118,033)	(234,035)	(329,721)
Interest income	1,338	3,319	6,054	10,468
Change in fair value of investments in equity securities	(11,520)	2,166	91,348	11,994
Non-cash interest expense on liability related to the sale of future royalties	(8,582)	—	(25,093)	—
Other income (expense)	547	(153)	308	(941)
Loss before income taxes	(68,532)	(112,701)	(161,418)	(308,200)
Provision for income taxes	(313)	(293)	(1,137)	(722)
Net loss	$(68,845)	$(112,994)	$(162,555)	$(308,922)
Net loss per share, basic and diluted	$(1.13)	$(1.96)	$(2.73)	$(5.50)
Weighted-average shares used in computing net loss per share, basic and diluted	60,687,177	57,707,694	59,564,163	56,161,996

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(68,845)	$(112,994)	$(162,555)	$(308,922)
Other comprehensive income:
Foreign currency translation adjustments	374	(234)	414	(79)
Unrealized gain (loss) on available-for-sale securities	(645)	(92)	746	641
Other comprehensive income (loss)	(271)	(326)	1,160	562
Total comprehensive loss	$(69,116)	$(113,320)	$(161,395)	$(308,360)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2020	60,413,756	$60	$2,220,963	$1,284	$(1,526,720)	$695,587
Employee stock-based compensation	—	—	20,527	—	—	20,527
Issuance of common stock under equity plan awards, net of tax	401,934	1	19,192	—	—	19,193
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(68,845)	(68,845)
Balance as of September 30, 2020	60,815,690	$61	$2,260,682	$1,013	$(1,595,565)	$666,191

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	57,838,220	$58	$2,086,863	$(147)	$(1,433,010)	$653,764
Issuance of common stock in connection with license agreement, net of issuance costs	1,243,913	1	55,267	—	—	55,268
Issuance of common stock in connection with at-the-market offering, net of issuance costs	283,333	—	20,391	—	—	20,391
Employee stock-based compensation	—	—	63,112	—	—	63,112
Issuance of common stock upon exercise of warrants and under equity plan awards, net of tax	1,450,224	2	35,049	—	—	35,051
Other comprehensive income	—	—	—	1,160	—	1,160
Net loss	—	—	—	—	(162,555)	(162,555)
Balance as of September 30, 2020	60,815,690	$61	$2,260,682	$1,013	$(1,595,565)	$666,191

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2019	57,665,375	$58	$2,045,685	$255	$(1,226,211)	$819,787
Employee stock-based compensation	—	—	19,894	—	—	19,894
Issuance of common stock under equity plan awards, net of tax	84,515	—	904	—	—	904
Other comprehensive loss	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	(112,994)	(112,994)
Balance as of September 30, 2019	57,749,890	$58	$2,066,483	$(71)	$(1,339,205)	$727,265

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

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(162,555)	$(308,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	62,897	62,335
Amortization of premium (discount) on investment securities, net	217	(4,931)
Depreciation and amortization	9,128	6,370
Foreign currency remeasurement loss	167	925
Change in fair value of investments in equity securities	(91,348)	(11,994)
Non-cash collaboration royalty revenue	(9,428)	—
Non-cash interest expense on liability related to the sale of future royalties	25,093	—
Other	(28)	220
Changes in operating assets and liabilities:
Accounts receivable	5,126	(10,402)
Inventory	(2,635)	(6,604)
Prepaid expenses and other assets	(12,461)	(5,874)
Right-of-use assets	(7,261)	(15,581)
Accounts payable, accrued, and other liabilities	2,822	4,043
Contract liabilities, net	102,898	—
Lease liabilities	7,600	17,071
Net cash used in operating activities	(69,768)	(273,344)
Investing activities:
Purchase of property and equipment	(21,959)	(13,332)
Purchase of investments	(648,524)	(610,267)
Purchase of investments in equity securities	(10,220)	(14,339)
Purchase of convertible notes receivable	(1,880)	—
Proceeds from the sale of investments	40,390	35,100
Proceeds from maturities of investments	367,446	522,533
Payment for intangible assets	(2,275)	—
Net cash used in investing activities	(277,022)	(80,305)
Financing activities:
Proceeds from the issuance of common stock in connection with the license agreement, net	55,268	—
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	—	330,415
Proceeds from the issuance of common stock in connection with at-the-market offering, net	20,391	24,828
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	35,051	8,620
Principal repayments of financing leases	(149)	—
Net cash provided by financing activities	110,561	363,863
Effect of exchange rate changes on cash	239	(502)
Net increase (decrease) in cash, cash equivalents and restricted cash	(235,990)	9,712
Cash, cash equivalents and restricted cash at beginning of period	436,244	115,525
Cash, cash equivalents and restricted cash at end of period	$200,254	$125,237

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$13,195	$21,515

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company has four approved therapies. Crysvita® (burosumab) is approved in the United States by the U.S. Food and Drug Administration (FDA) and in Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and has received European conditional marketing authorization for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. In October 2020, this authorization was expanded to include older adolescents and adults. In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. Crysvita was approved by the FDA on June 18, 2020 for the treatment of FGF23-related hypophosphatemia in tumor-induced osteomalacia (TIO), associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that the Company will likely need to raise additional capital to fully implement its business plans. Through September 30, 2020, the Company has relied primarily on the proceeds from equity offerings and its sale of future royalties to finance its operations.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts as collateral for the Company’s obligations under its facility leases. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$197,486	$122,577
Restricted cash included in prepaid expenses and other current assets	847	161
Restricted cash included in other assets	1,921	2,499
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$200,254	$125,237

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

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted. The adoption of ASU 2016-13 did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures and there was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the three and nine months ended September 30, 2020.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$135,764	$—	$—	$135,764
Repurchase agreements	—	33,000	—	33,000
Time deposits	—	10,000	—	10,000
Corporate bonds	—	193,677	—	193,677
Commercial paper	—	102,891	—	102,891
Asset-backed securities	—	8,715	—	8,715
U.S. Government Treasury and agency securities	214,923	47,827	—	262,750
Investment in Arcturus common stock	128,700	—	—	128,700
Total	$479,387	$396,110	$—	$875,497

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	—	100,000	—	100,000
Time deposits	—	10,000	—	10,000
Corporate bonds	—	77,026	—	77,026
Commercial paper	—	80,119	—	80,119
Asset-backed securities	—	30,406	—	30,406
U.S. Government Treasury and agency securities	96,329	53,979	—	150,308
Investment in Arcturus equity securities	26,088	—	1,664	27,752
Total	$415,726	$351,530	$1,664	$768,920

The Company determined the fair value of the Arcturus Therapeutics Holdings Inc. (Arcturus) common stock by using the quoted market price on September 30, 2020, which is a Level 1 fair value measurement. See Note 6 for additional details on the Arcturus transaction.

In July 2020, the Company invested $2.5 million in DiaCarta Ltd. (DiaCarta), a private diagnostic company, in the form of a convertible promissory note that matures in two years, if not converted earlier. The Company was also issued a warrant to purchase up to $1.0 million of DiaCarta preferred stock. The fair value of the warrant to purchase shares of DiaCarta was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the warrant is considered a Level 3 financial asset and is remeasured on a nonrecurring basis. The Company measured the fair value of the warrant by applying the Black-Scholes option pricing method and utilizing the following inputs: stock price, strike price, volatility, risk-free interest rate, and expected term. The Company will recognize interest income on the convertible promissory note based on the effective interest rate method over the life of the note. As of September 30, 2020, the balance of the convertible promissory note was $2.0 million, including $0.1 million in interest receivable, and was recorded in other assets, and the allocated fair value of the warrant was $0.6 million and was recorded in investments in equity securities.

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	September 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$135,764	$—	$—	$135,764
Repurchase agreements	33,000	—	—	33,000
Time deposits	10,000	—	—	10,000
Corporate bonds	192,943	741	(7)	193,677
Commercial paper	102,890	1	—	102,891
Asset-backed securities	8,712	3	—	8,715
U.S. Government Treasury and agency securities	262,583	167	—	262,750
Total	$745,892	$912	$(7)	$746,797

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	100,000	—	—	100,000
Time deposits	10,000	—	—	10,000
Corporate bonds	77,022	17	(13)	77,026
Commercial paper	80,119	—	—	80,119
Asset-backed securities	30,375	31	—	30,406
U.S. Government Treasury and agency securities	150,184	124	—	150,308
Total	$741,009	$172	$(13)	$741,168

At September 30, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no realized gains or losses on available-for-sale securities for the three and nine months ended September 30, 2020 and 2019. All marketable securities with unrealized losses at September 30, 2020 have been in a loss position for less than twelve months. Based on the Company’s application of its expected loss allowance methodology, it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities were not attributable to credit risk.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Work-in-process	$10,211	$8,191
Finished goods	4,246	3,355
Total inventory	$14,457	$11,546

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Research, clinical study, and manufacturing expenses	$20,486	$22,894
Payroll and related expenses	43,008	41,324
Other	16,159	18,976
Total accrued liabilities	$79,653	$83,194

5.	Revenue

The following table disaggregates total revenues from customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$34,058	$19,534	$91,079	$48,721
Crysvita royalty revenue in European territory	—	1,950	1,498	5,896
Daiichi Sankyo	32,866	—	51,723	—
Bayer	—	101	—	453
Total collaboration and license revenue	66,924	21,585	144,300	55,070
Product sales:
Crysvita	3,277	1,140	7,436	2,734
Mepsevii	4,076	2,361	11,686	8,274
Dojolvi	3,862	714	6,638	2,043
Total product sales	11,215	4,215	25,760	13,051
Crysvita non-cash collaboration royalty revenue	3,331	—	9,428	—
Total revenues	$81,470	$25,800	$179,488	$68,121

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$72,651	$21,700	$154,939	$56,318
Europe	5,002	2,790	15,707	8,522
All other	3,817	1,310	8,842	3,281
Total revenues	$81,470	$25,800	$179,488	$68,121

The following table presents changes in the contract assets (liabilities) (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance of contract assets at beginning of period	$—	$2,979
Additions	(154,621)	452
Deductions	51,723	(3,447)
Balance of contract liabilities at end of period, net	$(102,898)	$(16)

See Note 6 for additional details on contract assets (liabilities) activities.

The Company’s largest accounts receivable balance accounted for 83% and 87% of the total accounts receivable balance as of September 30, 2020 and December 31, 2019, respectively, and was due from a collaboration partner.
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

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in Note 7. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company records the royalty revenue as non-cash royalty revenues. During the nine months ended September 30, 2020, there was a change in estimate of the revenue reserves related to sales made prior to January 1, 2020, as a result of which, the Company recorded $1.5 million as royalty revenue in European territory.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Company's share of revenue in profit- share territory	$34,058	$19,534	$91,079	$48,721
Royalty revenue in European territory	—	1,950	1,498	5,896
Non-cash royalty revenue in European territory	3,331	—	9,428	—
Total	$37,389	$21,484	$102,005	$54,617

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $3.3 million and $7.4 million for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$5,156	$7,124	$15,814	$20,118
Selling, general and administrative	5,492	5,633	18,509	16,009
Total	$10,648	$12,757	$34,323	$36,127

Collaboration receivable

The Company had accounts receivable from KKC in the amount of $23.2 million and $28.5 million from profit-share revenue and royalties and other receivables recorded in prepaid and other current assets of $12.9 million and $17.8 million and accrued liabilities of $1.6 million and $0.9 million from commercial and development activity reimbursements, as of September 30, 2020 and December 31, 2019, respectively.

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

The Company’s obligations under the contract were completed by end of December 31, 2019 and no revenue was recorded for the three and nine months ended September 30, 2020. The Company recorded revenue of $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. The Company may record future milestone payments as revenue, if it becomes probable that a significant reversal in the amount of revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.

Arcturus

The Company has a Research Collaboration and License Agreement with Arcturus to research and develop therapies for select rare diseases. Pursuant to the agreement, the Company incurred none and $0.7 million for the three and nine months ended September 30, 2019, respectively, in research and development expense for the funding of certain research services received from Arcturus. No research and development expenses were recognized in 2020 related to the Arcturus agreement.

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

The changes in the fair value of the Company’s investment in Arcturus securities were as follows (in thousands):

	Arcturus common stock	Fair value of option to purchase additional shares of Arcturus common stock	Total
Acquisition of investment in Arcturus securities in June 2019	$13,872	$467	$14,339
Change in fair value	12,216	1,197	13,413
December 31, 2019	26,088	1,664	27,752
Change in fair value	67,400	23,948	91,348
Transfer of value upon option exercise	35,212	(25,612)	9,600
September 30, 2020	$128,700	$—	$128,700

The Company recorded $11.5 million in unrealized loss for the three months ended September 2020 from the fair value adjustment on the investment in Arcturus common stock.

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics, LLC (GeneTx) to collaborate on the development of GeneTx’s GTX-102, an antisense oligonucleotide (ASO) for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of the IND, which occurred in January 2020, the Company elected to extend the option period by paying an option extension payment of $25.0 million (option extension premium) during the prior quarter ended March 31, 2020. The Company has a right to acquire GeneTx for a payment of $125.0 million, at any time, until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. This exclusive option to acquire GeneTx can be extended under certain circumstances, by up to four additional three-month periods, by paying an additional extension fee for each three-month period.

During the exclusive option period, GeneTx is responsible for conducting the program based on the development plan agreed between the parties and, subject to the terms in the Program Agreement, has the decision-making authority on all matters in connection with the research, development, manufacturing and regulatory activities with respect to the Program. The Company will provide support, at its discretion, including strategic guidance and clinical expertise. The Company and GeneTx will collaborate on the management of the Phase 1/2 study in patients with Angelman syndrome. If the Company acquires GeneTx, the Company will then be responsible for all development and commercialization activities from the date of acquisition. The Company would also be required to make payments upon achievement of certain development and commercial milestones, as well as royalties, depending upon the success of the program.

Although GeneTx is a variable interest entity, the Company is not the primary beneficiary as it currently does not have the power to direct the activities that would most significantly impact the economic performance of GeneTx. Prior to product regulatory approval, all consideration paid to GeneTx represents rights to potential future benefits associated with GeneTx’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, for the nine months ended September 30, 2020, the Company recorded the option extension payment of $25.0 million as an in-process research and development expense.

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

The Company also entered into a Stock Purchase Agreement (SPA) with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares in exchange for $75.0 million in cash during the first quarter of 2020. The fair market value of the common stock issued to Daiichi Sankyo was $55.3 million based on the stock price of $44.43 per share on the date of issuance, resulting in a $19.7 million premium on the SPA. Daiichi Sankyo is also subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

In June 2020, the Company executed a subsequent license agreement (the Sublicense Agreement) with Daiichi Sankyo for transfer of certain technology in consideration for an upfront payment of $8.0 million and annual maintenance fees, milestone payments, and royalties on any net sales of products incorporating the licensed intellectual property.

The License Agreement, the Sublicense Agreement, and the SPA are being accounted for as one arrangement because they were entered into at or near the same time and negotiated in contemplation of one another. The Company evaluated the License Agreement and the Sublicense Agreement under ASC 606 and determined that the performance obligations under the agreements are (i) intellectual property with respect to its HeLa PCL and HEK293 transient transfection manufacturing technology platforms together with the initial technical assistance and technology transfer services, which are expected to be completed over a period of 18 to 21 months, and (ii) the transfer of any know-how and improvements after the completion of the initial technology transfer through the end of the three year technology transfer period.

The Company determined that the total transaction price of the License Agreement was $183.6 million which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.9 million estimated reimbursement amount for delivering the license and technology services.

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

For the three and nine months ended September 30, 2020, the Company recognized $32.9 million and $51.7 million, respectively, in revenue related to this arrangement. Accordingly, the Company had recorded $102.9 million as contract liabilities, net, as of September 30, 2020. The Company recorded a receivable related to the above agreements of $0.9 million as of September 30, 2020 in prepaid expenses and other current assets.

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

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company’s effective annual interest rate was approximately 10.3% and 10.1% as of September 30, 2020 and December 31, 2019, respectively.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable European territories, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, delays or disruptions related to the COVID-19 pandemic, the introduction of competing products, pricing for reimbursement in various European territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars (USD) while significant portions of the underlying European sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from European sales of Crysvita, all of which would result in a reduction of non-cash royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in Europe are more than expected, the non-cash royalty revenue and the non-cash interest expense recorded by the Company would be greater over the term of the arrangement.

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
Proceeds from sale of future royalties in December 2019	$314,234
Non-cash interest expense	1,135
December 31, 2019	315,369
Non-cash collaboration royalty revenue	(9,428)
Non-cash interest expense	25,093
September 30, 2020	$331,034

8.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of September 30, 2020, there were 3,186,920 shares reserved under the 2014 Plan for the future issuance of equity awards and 3,287,825 shares reserved for the 2014 Employee Stock Purchase Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$133	$319	$313	$404
Research and development	11,533	10,629	35,318	33,891
Selling, general and administrative	8,675	8,959	27,291	28,040
Total stock-based compensation expense	$20,341	$19,907	$62,922	$62,335

9.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock and restricted stock units	8,627,419	8,155,406	8,637,904	7,936,664
Employee stock purchase plan	35,282	33,094	19,701	18,547
Common stock warrants	—	149,700	39,337	149,700
	8,662,701	8,338,200	8,696,942	8,104,911

10.	Equity Transactions

In July 2017, the Company entered into an At-The-Market, or ATM, sales agreement with Cowen and Company, LLC (Cowen), whereby the Company could sell up to $150.0 million in aggregate proceeds of common stock from time to time, with Cowen as its sales agent. During the three months ended June 30, 2020, the Company sold 283,333 shares of common stock, resulting in net proceeds of $20.4 million, after commissions and other offering costs. As of June 30, 2020, the Company had completed the sale of all available amounts under the ATM facility. During the three and nine months ended September 30, 2019, the Company sold none and 468,685 shares of common stock, respectively, resulting in net proceeds of approximately none and $24.8 million, respectively, after commissions and other offering costs.

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

11.	Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Foreign currency translation adjustments	$108	$(306)
Unrealized gain on available-for-sale securities	905	159
Total accumulated other comprehensive income (loss)	$1,013	$(147)

12.    Subsequent Event

On October 23, 2020, the Company announced that it had entered into a strategic collaboration and license agreement (the collaboration agreement) with Solid Biosciences, Inc. (Solid) to focus on the development and commercialization of new gene therapies for Duchenne muscular dystrophy (Duchenne) using its HeLa producer cell line (PCL) manufacturing platform. Under the terms of the collaboration agreement, Solid granted the Company an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne and other diseases resulting from lack of functional dystrophin. The Company also entered into a stock purchase agreement and investor agreement with Solid in connection with the collaboration agreement, and purchased 7,825,797 shares of Solid’s common stock for an aggregate purchase price of $40.0 million. The Company will pay Solid up to $255.0 million in cumulative milestone payments per product upon achievement of specified milestone events, and tiered royalties on worldwide net sales at low double-digit to mid-teens percentages. Upon achievement of proof-of-concept, Solid has the right to opt-in to co-fund collaboration programs in return for participation in a profit share or increased royalty payments.

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

Impact of COVID-19 Pandemic

The continuing COVID-19 outbreak, which was declared a pandemic by the World Health Organization in March 2020, and the governmental efforts to mitigate the spread of the pandemic, has caused significant volatility and uncertainty in U.S. and international markets and could materially and adversely affect our business and operating results. As with so many other companies throughout the U.S. and globally, our business operations have been and continue to be affected by the COVID-19 pandemic. In addition to some impact on our preclinical manufacturing activities and certain regulatory interactions, we have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment and dosing as a result of shelter-in-place orders or quarantines, and we anticipate that certain data from our gene therapy product candidates may be delayed as a result of the COVID-19 pandemic. The FDA has also delayed certain key meetings or discussions with us related to one of our product candidates, which may adversely impact the progression of our clinical study for such product candidate. Although we have not experienced significant supply interruptions to date, certain of our third-party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19. In response to these events, we are currently seeking alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses. Social distancing measures and travel limitations in response to the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations.

As the COVID-19 global pandemic continues, we may experience lower revenue and increased expenses as a result of disruptions to our clinical trial, commercialization and regulatory activities, in addition to delays or shortages of drug product and raw materials. The magnitude and extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence. As a result, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our financial statements in the fourth quarter and beyond. See Item 1A: "Risk Factors" for additional details.

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, gene therapy, and nucleic acid product candidates.

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii® (vestronidase alfa):

•

Crysvita is an antibody targeting fibroblast growth factor 23, or FGF23, developed for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, both of which are disorders characterized by renal phosphate wasting caused by excess FGF23 production. Crysvita is approved in the United States for the treatment of XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder, in adult and pediatric patients six months of age and older, and in Canada for the treatment of XLH in adult and pediatric patients one year of age and older. In the United Kingdom, Crysvita is conditionally approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. On October 5, 2020 Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK) announced the European Commission (EC) approved Crysvita for the treatment of XLH in older adolescents and adults. Crysvita was previously approved by the EC for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. With this expanded approval, adolescents with radiographic evidence of bone disease, regardless of growth status, as well as adults with XLH are now also eligible for treatment with Crysvita in the European Union (EU). In Brazil, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

Crysvita is also approved in the United States for the treatment of FGF23-related hypophosphatemia in tumor-induced osteomalacia, or TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older. TIO can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

We are collaborating with KHK, and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

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

Our small molecule products include the approved therapy Dojolvi™ (triheptanoin):

•

Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride specifically designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement for people with long-chain fatty acid oxidation disorders, or LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. The FDA approved Dojolvi as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD and the product is commercially available in the United States. We have submitted Dojolvi to the Brazilian Health Regulatory Agency (ANVISA) seeking marketing authorization. In Canada, we have been granted priority review and have filed a new drug submission. Discussions with EU regulatory authorities are ongoing.

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

We have reported positive data from the three dose cohorts of the Phase 1/2 study, with six responders of the nine patients dosed in the study and all three patients at the highest dose cohort. A fourth cohort of three patients at the same cohort 2 and 3 dose of 1.0 × 10^13 GC/kg is underway using prophylactic steroids A fourth cohort of three patients at the same cohort 3 dose of 1.0 × 10^13 GC/kg is ongoing using prophylactic steroids. Data from this cohort are expected by the end of 2020. Phase 3 initiation is expected in 2021.

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

We have reported positive data from three cohorts at two dose levels of the Phase 1/2 study, with all patients showing a clinical response with improvements in glucose control and other metabolic parameters compared to baseline. The confirmatory expansion cohort of three patients at the second cohort dose of 6.0 × 10^12 GC/kg dose is ongoing, and we expect longer-term data to be available from this cohort by the end of 2020. A fourth cohort of three patients is ongoing at 6.0 x 10^12 GC/kg with a prophylactic steroid regimen. Data from this cohort is not expected to impact the timing of a Phase 3 study, which is expected to initiate in the first half of 2021.

Our nucleic acid pipeline includes the option to acquire GTX-102 in clinical development for the treatment of Angelman syndrome:

•

GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 was granted Fast Track designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA. GTX-102 is being developed in collaboration with GeneTx Biotherapeutics LLC (GeneTx).

With our partner GeneTx, we have reported positive interim data from the ongoing Phase 1/2 study indicating substantial improvements in all patients in at least two disease domains including communication, behavior, sleep, gross motor function, and fine motor function as measured by the Clinical Global Impression of Improvement Scale for Angelman Syndrome, or CGI-I-AS for Patients 1 through 4 at day 128, and Patient 5 at Day 86. At the highest doses, all five patients experienced a serious adverse event (SAE) of lower extremity weakness believed to be related to local inflammation due to GTX-102. Following these events, the companies paused enrollment and dosing. These SAEs were assessed as mild or moderate in severity and have generally improved over a period of a few weeks while disease domain improvements have been sustained for three months. We and GeneTx plan to amend the study protocol to reduce the dose-level range and modify the administration process, which we expect to reduce further drug-related SAEs.

The following table summarizes our approved products and clinical product candidate pipeline:

Candidate	Description	Indication	Phase 1	Phase 2	Phase 3	Regulatory Review	Approved
Biologics							
Crysvita® (burosumab)*	Anti-FGF23 monoclonal antibody	XLH					
Crysvita*	Anti-FGF23 monoclonal antibody	TIO					
Mepsevii® (vestronidase alfa)	Enzyme replacement	MPS VII					
Small Molecules							
Dojolvi™ (Triheptanoin)	Substrate replacement	LC-FAOD					
AAV Gene Therapy							
DTX301	AAV8 Gene Therapy	OTC					
DTX401	AAV8 Gene Therapy	GSDIa					
ASO							
GTX-102**	Antisense Oligonucleotide	Angelman Syndrome					

** In collaboration with Kyowa Kirin Company*
*** Ultragenyx has option to acquire GTX-102 from GeneTx*

Recent Clinical Program Updates

Crysvita for the treatment of X-linked hypophosphatemia, or XLH

On October 5, 2020 KKC announced the European Commission (EC) approved Crysvita for the treatment of XLH in older adolescents and adults. Crysvita was previously approved by the EC for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. With this expanded approval, all adolescents with radiographic evidence of bone disease, regardless of growth status, as well as adults with XLH are now also eligible for treatment with Crysvita in the EU.

DTX301 for the treatment of ornithine transcarbamylase, or OTC, deficiency

A fourth cohort of three patients at the same cohort 3 dose of 1.0 × 10^13 GC/kg is ongoing using prophylactic steroids. Data from this cohort are expected by the end of 2020. We are also continuing Phase 3 planning and discussions with the FDA, with the intent to start the Phase 3 study in 2021.

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

In October 2020, we announced that a fourth cohort of three patients is ongoing at 6.0 x 10^12 GC/kg, the same dose as cohorts two and three, with a prophylactic steroid regimen. Data from this cohort is not expected to impact the timing of a potential Phase 3 study. Additional data on Cohort 3, dosed at 6.0 x 10^12 GC/kg with an optimized reactive steroid regimen, are expected to be released in the fourth quarter of 2020. Following meetings with the FDA and finalization of the study design, we plan to initiate the study in the first half of 2021.

GTX-102 for the treatment of Angelman Syndrome, partnered with GeneTx

In October 2020, we, along with our partner GeneTx, announced positive interim data from the ongoing Phase 1/2 study of GTX-102, an investigational antisense oligonucleotide for the treatment of Angelman Syndrome. Preliminary results from the Phase 1/2 study indicate substantial improvements in all patients in at least two disease domains including communication, behavior, sleep, gross motor function, and fine motor function as measured by the CGI-I-AS for Patients 1 through 4 at day 128, and Patient 5 at Day 86. At the highest doses, all five patients experienced a SAE of lower extremity weakness believed to be related to local inflammation due to GTX-102. Following these events, the companies paused enrollment and dosing. These SAEs were assessed as mild or moderate in severity and have generally improved over a period of a few weeks while disease domain improvements have been sustained for three months. We and GeneTx plan to amend the study protocol to reduce the dose-level range and modify the administration process, which we expect to reduce further drug-related SAEs.

Other Developments

Corporate Update

In September 2020, we announced the hire of Ernie Meyer, Chief Human Resources Officer and Executive Vice President. In this newly created role, Mr. Meyer will lead all aspects of the Global Human Resources and Facilities operations. He will report to Emil D. Kakkis and will serve on the Executive Leadership Team.

In September 2020, we also announced the hire of Mardi C. Dier, Chief Financial Officer (CFO) and Executive Vice President. In this role, Ms. Dier will be responsible for leading the corporate finance, strategy, investor relations, corporate communications, and information technology functions. She will report to Emil D. Kakkis and will serve on the Executive Leadership Team.

Business Development Update

In October 2020, we announced a strategic collaboration with Solid Biosciences, Inc. (Solid) to develop and commercialize new gene therapies for Duchenne Muscular Dystrophy. This collaboration combines Solid’s differentiated microdystrophin construct and our HeLa Producer Cell Line, or PCL, manufacturing platform for use with AAV8 and variants. Under terms of the collaboration, Solid received a $40.0 million payment for our investment and may receive up to $255.0 million in cumulative milestone payments per product upon achievement of specified milestone events, and tiered royalties on worldwide net sales at low double-digit to mid-teens percentages. Upon achievement of proof-of-concept, Solid has the right to opt-in to co-fund collaboration programs in return for participation in a profit share or increased royalty payments.

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

We have incurred net losses in each year since inception. Our net loss was $68.8 million and $162.6 million for the three and nine months ended September 30, 2020, respectively, and $113.0 million and $308.9 million for the three and nine months ended September 30, 2019, respectively. Net loss for the three and nine months ended September 30, 2020 included a $11.5 million loss and a $91.3 million gain, respectively, resulting from changes in fair value of our investment in Arcturus equity securities. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three months ended September 30, 2020, our total revenues increased to $81.5 million, compared to $25.8 million for the same period in 2019 and for the nine months ended September 30, 2020, increased to $179.5 million, compared to $68.1 million for the same period in 2019. Revenue for the three and nine months ended September 30, 2020 included $32.9 million and $51.7 million, respectively, in revenue from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) which we executed in March 2020. The remainder of the increase was driven by higher revenue from Crysvita collaboration revenue in the profit-share territory, increase in revenue for our approved products and an increase in collaboration royalty revenue.

As of September 30, 2020, we had $765.5 million in available cash, cash equivalents and available-for-sale investments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$34,058	$19,534	$14,524	74%
Crysvita royalty revenue in European territory	—	1,950	(1,950)	-100%
Daiichi Sankyo	32,866	—	32,866	*
Bayer	—	101	(101)	-100%
Total collaboration and license revenue	66,924	21,585	45,339	210%
Product sales:
Crysvita	3,277	1,140	2,137	187%
Mepsevii	4,076	2,361	1,715	73%
Dojolvi	3,862	714	3,148	441%
Total product sales	11,215	4,215	7,000	166%
Crysvita non-cash collaboration royalty revenue	3,331	—	3,331	*
Total revenues	$81,470	$25,800	$55,670	216%
* not meaningful

	Nine Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$91,079	$48,721	$42,358	87%
Crysvita royalty revenue in European territory	1,498	5,896	(4,398)	-75%
Daiichi Sankyo	51,723	—	51,723	*
Bayer	—	453	(453)	-100%
Total collaboration and license revenue	144,300	55,070	89,230	162%
Product sales:
Crysvita	7,436	2,734	4,702	172%
Mepsevii	11,686	8,274	3,412	41%
Dojolvi	6,638	2,043	4,595	225%
Total product sales	25,760	13,051	12,709	97%
Crysvita non-cash collaboration royalty revenue	9,428	—	9,428	*
Total revenues	$179,488	$68,121	$111,367	163%

For the three months and nine months ended September 30, 2020, the Company’s share of Crysvita collaboration revenue in the profit-share territory increased by $14.5 million and $42.4 million, respectively, as compared to the same periods in 2019. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

In December 2019, we sold the rights to the Crysvita royalty payments in the European territory, including the United Kingdom and Switzerland, to Royalty Pharma. Beginning in 2020, we record the royalty revenue as non-cash royalty revenues. During the nine months ended September 30, 2020, there was a change in estimate of the revenue reserves related to sales made prior to January 1, 2020. As a result, we recorded an additional $1.5 million as royalty revenue in European territory.

In March 2020, we executed a license agreement with Daiichi Sankyo, pursuant to which we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We will also provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. For the three and nine months ended September 30, 2020, we recognized $32.9 million and $51.7 million, respectively, as collaboration and license revenue from this arrangement. We expect to recognize a substantial majority of the $183.6 million transaction price as revenue over the technology transfer service period, which is currently estimated to be substantially complete by the end of 2021.

The decreases in collaboration and license revenue from our research arrangement with Bayer were due to the transition of the clinical development to Bayer as part of the research arrangement.

The increases in product sales of $7.0 million and $12.7 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 were primarily due to the launch of Dojolvi in the United States in the third quarter of 2020, continuing increase in demand for our other products, and increase in sales of certain products under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Cost of sales	$2,348	$2,683	$(335)	-12%

	Nine Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Cost of sales	$648	$3,901	$(3,253)	-83%

Cost of sales related to our approved products decreased by $0.3 million and $3.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The cost of sales for the nine months ended September 30, 2020 includes a credit for the manufacturing of future inventory batches with an estimated value of $4.6 million, which was recorded during the first quarter of 2020, and was agreed to during the period with one of our manufacturers due to certain inventory batches that did not meet specified quality standards. The Company previously recorded reserves of $1.9 million on these inventory batches during the three months ended September 30, 2019. The decrease in cost of sales for the three months ended September 30, 2020 compared to the same period in 2019 was due to the reserve on these inventory batches recorded in 2019, offset by an increase in demand for our approved products and the launch of Dojolvi in the third quarter of 2020.

Prior to the approval of our approved products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the current period. If manufacturing and related costs were capitalized prior to the approval period and the credit of $4.6 million as noted above were excluded, we estimate that cost of sales for the three and nine months ended September 30, 2020 would have been approximately $2.5 million and $5.6 million, respectively, and for the three and nine months ended September 30, 2019 would have been approximately $2.7 million and $4.4 million, respectively, for our commercial product sales. We expect our gross margin percentage to decrease as we produce approved products at costs that reflect the full costs of manufacturing similar to other biologic products and as we deplete inventories that we had expensed prior to receiving FDA approval.

Research and Development Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Crysvita	$6,306	$8,814	$(2,508)	-28%
Mepsevii	3,117	4,005	(888)	-22%
Dojolvi	7,296	10,238	(2,942)	-29%
DTX301	7,001	11,401	(4,400)	-39%
DTX401	10,633	7,985	2,648	33%
GTX102	873	20,000	(19,127)	-96%
Translational research	25,340	12,893	12,447	97%
Other research costs	26,748	24,808	1,940	8%
Total research and development expenses	$87,314	$100,144	$(12,830)	-13%

	Nine Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Crysvita	$21,405	$29,345	$(7,940)	-27%
Mepsevii	10,327	13,660	(3,333)	-24%
Dojolvi	26,733	27,678	(945)	-3%
DTX301	24,446	31,250	(6,804)	-22%
DTX401	20,532	24,378	(3,846)	-16%
GTX102	26,946	20,000	6,946	35%
Translational research	72,547	37,910	34,637	91%
Other research costs	78,048	90,073	(12,025)	-13%
Total research and development expenses	$280,984	$274,294	$6,690	2%

Research and development expenses decreased $12.8 million and increased $6.7 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The changes in research and development expenses was primarily due to:

•

for Crysvita, a decrease of $2.5 million and $7.9 million for the three and nine months ended September 30, 2020, respectively, primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities, net of KKC reimbursement;

•

for Mepsevii, a decrease of $0.9 million and $3.3 million for the three and nine months ended September 30, 2020, respectively, primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities;

•

for Dojolvi, a decrease of $2.9 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, primarily related to the net impact of inventory capitalization of commercial manufacturing costs post-approval by the FDA in June 2020, NDA filing costs incurred in 2019, and the expense related to pre-approval manufacturing costs;

•

for DTX301, a decrease of $4.4 million and $6.8 million for the three and nine months ended September 30, 2020, respectively, primarily related to the timing of clinical drug substance manufacturing activities and drug product batch releases;

•

for DTX401, an increase of $2.6 million and a decrease of $3.8 million for the three and nine months ended September 30, 2020, respectively, primarily related to the timing of clinical drug substance manufacturing activities and drug product batch releases, including a credit for the manufacturing of future batches with an estimated value of $2.9 million that was agreed to during the second quarter of 2020 with one of our manufacturers due to certain batches that did not meet specified quality standards;

•

for GTX102, a decrease of $19.1 million and an increase of $6.9 million for the three and nine months ended September 30, 2020, respectively, primarily due to the $25.0 million option extension payment to GeneTx that occurred during the first quarter of 2020, offset by the $20.0 million upfront payment to GeneTx that occurred during the third quarter of 2019;

•

for translational research, an increase of $12.4 million and $34.6 million for the three and nine months ended September 30, 2020, respectively, related to research, process development, and manufacturing activities, including the progression of our UX701, UX053, and UX068 programs toward IND filings; and during the first quarter of 2020, the $7.0 million payment to REGNEXBIO for exclusive, worldwide rights to NAV AAV8 and AAV9 vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder; and

•

for other research and development costs, an increase of $1.9 million and a decrease of $12.0 million for the three and nine months ended September 30, 2020, respectively, primarily related to the one-time in-process R&D expense of $15.6 million related to the Arcturus Equity Purchase Agreement and amendment to the Research Collaboration and License Agreement incurred in June 2019 and reduced clinical trial expense for the wind-down of the UX007 Glut 1 program, net of increases in general operating, facilities, IT, and other overhead expenses in support of our clinical and research program pipeline.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Selling, general and administrative	$42,123	$41,006	$1,117	3%

	Nine Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Selling, general and administrative	$131,891	$119,647	$12,244	10%

Selling, general and administrative expenses increased $1.1 million and $12.2 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs, partially offset by lower travel and related expenses due to travel restrictions in connection with the COVID-19 pandemic.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Interest income	$1,338	$3,319	$(1,981)	-60%

	Nine Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Interest income	$6,054	$10,468	$(4,414)	-42%

Interest income decreased $2.0 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower portfolio yields as a result of federal reserve interest rate cuts that were made over the past year.

Change in Fair Value of Investments in Equity Securities (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Change in fair value of investments in equity securities	$(11,520)	$2,166	$(13,686)	-632%

	Nine Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Change in fair value of investments in equity securities	$91,348	$11,994	$79,354	662%

The fair value of our investments in equity securities decreased by $13.7 million and increased by $79.4 million for the three and nine months ended September 30, 2020, respectively, due to the remeasurement to fair value of the Arcturus common stock and the exercise of the option to purchase additional Arcturus stock. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value adjustments of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods. See Item 1A: "Risk Factors" for additional details.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(8,582)	$—	$(8,582)	*

	Nine Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(25,093)	$—	$(25,093)	*

The non-cash interest expense on liability related to the sale of future royalties of $8.6 million and $25.1 million for the three and nine months ended September 30, 2020, respectively, were due to the interest accreted on the liability related to the sale of future royalties for net sales of Crysvita in the European territory pursuant to the Royalty Purchase Agreement entered into with RPI in December 2019. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Other income (expense)	$547	$(153)	$700	-458%

	Nine Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Other income (expense)	$308	$(941)	$1,249	-133%

Other income (expense) increased by $0.7 million and $1.2 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The fluctuations were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2020	2019	Change	Change
Provision for income taxes	$(313)	$(293)	$(20)	7%

	Nine Months Ended September 30,		Dollar	%
	2019	2018	Change	Change
Provision for income taxes	$(1,137)	$(722)	$(415)	57%

The provision for incomes taxes increased by a nominal amount and $0.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This was primarily due to the increase in commercialization activities in Europe and Latin America.

We have assessed and have determined there is no expected material impact from the Coronavirus Aid Relief and Economic Security (CARES) Act on our future income tax provisions.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of equity securities and the sale of certain future royalties.

As of September 30, 2020, we had $765.5 million in available cash, cash equivalents, and available-for-sale investments. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and available-for-sale investments are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In February 2019, we completed an underwritten public offering in which we sold 5,833,333 shares of common stock and received net proceeds of approximately $330.4 million. In December 2019, we received net proceeds of $314.2 million from the sale of future royalties to RPI. In March 2020, we received $75.0 million in cash from the sale of 1,243,913 shares of our common stock to Daiichi Sankyo and in April 2020, we received $125.0 million in an upfront payment related to the Daiichi Sankyo License Agreement. During the three and nine months ended September 30, 2020, the proceeds from our at-the-market, or ATM, offering were none and $20.4 million, respectively, after commissions and other offering costs. As of September 30, 2020, we had completed the sale of all available amounts under our ATM facility.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(69,768)	$(273,344)
Cash used in investing activities	(277,022)	(80,305)
Cash provided by financing activities	110,561	363,863
Effect of exchange rate changes on cash	239	(502)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(235,990)	$9,712

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

Cash used in operating activities for the nine months ended September 30, 2020 was $69.8 million and reflected a net loss of $162.6 million, $91.3 million for an unrealized gain in equity securities from Arcturus, and $9.4 million for non-cash collaboration royalty revenues related to the sale of future royalties to Royalty Pharma, offset by non-cash charges of $62.9 million for stock-based compensation, $0.2 million for the amortization of the premium paid on purchased investments, $9.1 million for depreciation, $0.2 million of non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency, and $25.1 million for non-cash interest incurred on the liability related to the sale of future royalties to Royalty Pharma,. Cash used in operating activities also reflected a $2.6 million decrease due to an increase in inventory for Mepsevii and Dojolvi, a $12.5 million decrease due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid manufacturing, and a $7.3 million decrease primarily due to the addition of the right-of-use assets net of amortization during the period, offset by $5.1 million increase due to a decrease in accounts receivable primarily related to change in the timing of billing to a collaboration partner, a $2.8 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to completion of laboratory construction amounts that were accrued at the beginning of the year, net of a decrease in accrued bonus due to the payout of the 2019 annual bonus, an increase of $102.9 million in contract liabilities, net, related to the license agreements with Daiichi Sankyo, and a $7.6 million increase due to the addition of lease liabilities, net of amortization during the period.

Cash used in operating activities for the nine months ended September 30, 2019 was $273.3 million and reflected a net loss of $308.9 million, $4.9 million for the amortization of the discount paid on purchased investments, and $12.0 million for an unrealized gain in the Arcturus equity securities, offset by non-cash charges of $62.3 million for stock-based compensation, $6.4 million for depreciation and amortization of an intangible asset acquired, and $0.9 million of non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency. Cash used in operating activities also reflected a $10.4 million decrease due to an increase in accounts receivable due to the commercialization of our products, a $6.6 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, a decrease of $5.9 million due to an increase in prepaid expenses and other assets primarily due to an increase in general receivables, amounts due from a collaboration partner, and amounts owed for a tenant improvement allowance, and a $15.6 million decrease due to the addition of the right-of-use assets net of amortization during the period, offset by a $4.0 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to increased commercial and research activities and the timing of the receipt of invoices, and $17.1 million increase due to the addition of lease liabilities net of amortization during the period.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $277.0 million and related to purchases of property and equipment of $22.0 million, purchases of investments of $648.5 million, the purchase of investments in equity securities of $10.2 million related to $9.6 million for the exercise of the option to purchase additional Arcturus shares and $0.6 million related to the DiaCarta warrant, purchase of a convertible notes receivable of $1.9 million from DiaCarta, and the payment of $2.3 million on the FDA approval of Dojolvi recorded as intangible assets, offset by proceeds from the sale of investments of $40.4 million and maturities of investments of $367.4 million.

Cash used in investing activities for the nine months ended September 30, 2019 was $80.3 million and related to purchases of investments of $610.3 million, purchases of property and equipment of $13.3 million, and purchases of equity securities from Arcturus of $14.3 million, offset by proceeds from maturities of investments of $522.5 million and the sale of investments of $35.1 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $110.6 million and was comprised of $55.3 million from the sale of common stock in connection with the license agreement with Daiichi Sankyo in March 2020, $20.4 million in net proceeds from the sale of common stock in our ATM offering, and $35.1 million in net proceeds from the issuance of common stock pursuant to the exercise of warrants and equity plan awards, offset by $0.1 million in principal repayments of finance leases.

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

Contractual Obligations and Commitments

We have contractual obligations from our operating and finance leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at September 30, 2020 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating and finance leases	$11,493	$23,500	$17,651	$4,758	$57,402
Manufacturing and service contracts	7,048	49	—	—	7,097
Total	$18,541	$23,549	$17,651	$4,758	$64,499

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity securities that we hold in Arcturus. In May 2020, we exercised our option to acquire 600,000 shares of Arcturus common stock. The carrying value of our investment in common stock and the option to purchase additional equity securities in Arcturus was $128.7 million and none, respectively, as of September 30, 2020, and $26.1 million and $1.7 million, respectively, as of December 31, 2019. If the Arcturus stock price had been lower at September 30, 2020 compared to December 31, 2019, we may have reported an even greater net loss for the nine months ended September 30, 2020. Given the historic volatility of the publicly traded stock price of Arcturus, the fair value of our investments in Arcturus may be subject to wide fluctuations which may have a significant impact on our earnings in future periods. See Item 1A: "Risk Factors" for additional details.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2020, we had cash, cash equivalents, and investments totaling $765.5 million, compared to $760.4 million as of December 31, 2019, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. Due to the COVID-19 pandemic and the reduction of rates by the U.S. Federal Reserve, we expect that the interest yield on our investments will decrease. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2020, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the nine months ended September 30, 2020, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2020. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2020, our available cash, cash equivalents, and investments were $765.5 million. We expect we will likely need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. For example, our Phase 3 studies that evaluated Ace-ER in patients with GNE myopathy and UX007 in patients with Glut1 DS experiencing disabling paroxysmal movement disorders did not achieve their primary or secondary endpoints. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. We have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Our product candidates are in development and the safety profile has not been established. Further, as one of the goals of Phase 1 and/or 2 clinical trials is to identify the highest dose of treatment that can be safely provided to study participants, adverse side effects, including serious adverse effects, have occurred in certain studies as a result of changes to the dosing regimen during such studies. For instance, patients in our Phase 1/2 study of GTX-102 experienced a serious adverse event of lower extremity weakness believed to be related to local inflammation due to GTX-102 at the highest doses of the product. Gene therapy product candidates using AAV vectors, like DTX301, have been associated with immunologic reaction to the capsid protein or gene at early time points after administration. For example, in our discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, we observed elevated laboratory alanine transaminase levels, or ALTs. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. In addition, theoretical side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. Future product candidates may also cause these or similar side effects as development proceeds. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

We have no experience as a company developing a manufacturing facility and may experience unexpected costs or delays or ultimately be unsuccessful in developing a facility.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. For example, proposals are being discussed to tie U.S. drug prices to the cost in other countries, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. Although a number of these proposals and other measures, including the executive orders announced by the U.S. Presidential administration in July 2020 and September 2020 aimed to lower drug prices, may require additional authorization to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Competitors could enter the market with generic versions of Dojolvi or our small-molecule product candidates, which may result in a material decline in sales of affected products.

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

Accordingly, competitors could file ANDAs for generic versions of Dojolvi, or 505(b)(2) NDAs that reference Dojolvi. For any patents listed for Dojolvi in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

The COVID-19 pandemic may also impact the timing of review of our submissions. The FDA has delayed certain key meetings or discussions with us related to one of our product candidates, which may adversely impact the progression of our clinical study for such product candidate. The pandemic has also significantly impacted our commercialization efforts for our products, including the launch of our recently approved product, Dojolvi. Social distancing measures and travel limitations have prevented our field sales and medical teams from meeting with health care professionals, customers and patients in person and it has become increasingly difficult to maintain consistent contact with our current patients or identify new patients for our commercialized products and product candidates. Further, certain of our patients may experience interruptions in insurance coverage due to job loss or change in employment status due to the economic impact from the pandemic. Effects from government budgetary constraints, either in the United States or internationally, due to the economic impact of the pandemic, such as changes to state coverage rules under Medicaid programs in the United States, could also impact continued insurance coverage and reimbursement for our products. Any of these events could impact our ability to commercialize our products and adversely affect our operating results and revenue.

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

In an effort to protect the health of our employees, their families and our communities, and in accordance with shelter-in-place direction from state and local government authorities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely, including significant limitations on access to our laboratory space. The effects of the shelter-in-place and our remote working policies may negatively impact productivity and disrupt our business operations. Further, notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce, including members of our management. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Further, despite the safety protocols we may implement, employees may still contract COVID-19 at the workplace if and when we ease restrictions to our facilities and our employees return to work on-site. The magnitude of the adverse effect on our business operations will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. Following the FDA approval of Dojolvi, we have also recorded contract-based intangible assets related to our license from third parties for certain assets related to the product. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of September 30, 2020.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2.4 million shares of common stock of Arcturus Therapeutics Holdings, Inc. (Arcturus) and in May 2020, we exercised our option to purchase an additional 600,000 shares of Arcturus’ common stock pursuant to the terms of our equity purchase agreement with Arcturus. We have elected to apply the fair value option to account for our equity investments in Arcturus. As a result, increases or decreases in the stock price of Arcturus common stock will result in accompanying changes in the fair value of our investments and impact, and cause substantial volatility in, our operating results for the reporting period. For instance, the changes in fair value of the Arcturus investments recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 were a $11.5 million decrease and a $91.3 million increase, respectively, primarily due to the lower Arcturus stock price at September 30, 2020 compared to June 30, 2020 and the higher Arcturus stock price at September 30, 2020 compared to December 31, 2019, respectively. The gain in fair value of the investment for the nine months ended September 30, 2020 decreased the amount of our net loss during that period and the loss in fair value of the investment for the three months ended September 30, 2020 increased the amount of our net loss during that period. If the Arcturus stock price had been lower at September 30, 2020 compared to December 31, 2019, we may have reported an even greater net loss for the three and nine months ended September 30, 2020. As the fair value of our investment in Arcturus is dependent on the stock price of Arcturus, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2020, 3,186,920 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2020, 3,287,825 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
10.1	Offer Letter between Mardi C. Dier and Ultragenyx Pharmaceutical Inc. dated August 28, 2020.	8-K	9/2/2020	10.1
10.2	Amendment dated October 9, 2020 to the Offer Letter between Mardi C. Dier and Ultragenyx Pharmaceutical Inc. dated August 28, 2020	8-K	10/13/2020	10.1
10.3	Amendment, dated as of August 28, 2020, to Transition Letter Agreement between Shalini Sharp and Ultragenyx Pharmaceutical Inc. dated March 5, 2020.	8-K	9/2/2020	10.2
10.4	Amendment No. 2 dated October 8, 2020 to the Transition Letter Agreement between Shalini Sharp and Ultragenyx Pharmaceutical Inc. dated as of March 5, 2020, as amended on August 28, 2020	8-K	10/13/2020	10.2
10.5	Fourth Amended and Restated Amendment to Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: October 27, 2020	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: October 27, 2020	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Corporate Controller (Principal Accounting Officer)