Form 10-K
period 2020-12-31
Ultragenyx Pharmaceutical Inc.
filed 2021-02-12
CIK 1515673

p

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑Accelerated filer  ☐

Non- accelerated filer  ☐Smaller reporting company  ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2020 was approximately $4.7 billion, based upon the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 8, 2021, the Company had 66,949,244 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders, to be held on or about June 24, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We were founded in April 2010 by our President and Chief Executive Officer, Emil Kakkis, M.D., Ph.D., and we have since assembled an experienced team with extensive rare disease drug development and commercialization capabilities.

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

We have three commercially approved products, Crysvita® (burosumab) for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, Mepsevii® (vestronidase alfa) for the treatment of mucopolysaccharidosis VII, or MPSVII or Sly Syndrome, and Dojolvi® (triheptanoin) for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, and we anticipate having six product candidates in the clinical pipeline in 2021. The following table summarizes our approved products and clinical product candidate pipeline:

Approved Products

Crysvita for the treatment of XLH

Crysvita is an antibody administered via subcutaneous injection that targets fibroblast growth factor 23 (FGF23), developed for the treatment of XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. There are approximately 48,000 patients with XLH in the developed world, including approximately 36,000 adults and 12,000 children. Crysvita is the only approved treatment that addresses the underlying cause of XLH. Crysvita is approved in the United States and Canada for the treatment of XLH in adult and pediatric patients six months of age and older. In the European Union, or the EU, and the United Kingdom, Crysvita is approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil and Mexico, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

Crysvita for the treatment of tumor-induced osteomalacia, or TIO

Tumor-induced osteomalacia (TIO) results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. There are approximately 2,000 to 4,000 patients with TIO in the developed world.

In June 2020, we and Kyowa Kirin announced the FDA approval of Crysvita for the treatment of FGF23-related hypophosphatemia TIO associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

Please see “—License and Collaboration Agreements—Approved Products—Kyowa Hakko Kirin” for a description of our collaboration and license agreement with KKC.

Mepsevii for the treatment of MPS VII

Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the United States for the treatment of children and adults with MPS VII. In the EU and the United Kingdom, Mepsevii is approved under exceptional circumstances for the treatment of non-neurological manifestations of MPS VII for patients of all ages. In Brazil and Mexico, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

Please see “—License and Collaboration Agreements—Approved Products—Saint Louis University” for a description of our license agreement with Saint Louis University.

Dojolvi for the treatment of LC-FAOD

Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride specifically designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement for people with long-chain fatty acid oxidation disorders, or LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is the first FDA-approved therapy as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD and the product is commercially available in the United States. We have submitted Dojolvi to the Brazilian Health Regulatory Agency (ANVISA) seeking marketing authorization. In Canada, we have been granted priority review and have filed a new drug submission. Discussions with EU regulatory authorities are ongoing. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Baylor Research Institute” for a description of our license agreement with Baylor Research Institute.

Clinical Product Candidates

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

In May 2020, we announced positive data from the confirmatory cohort in the ongoing Phase 1/2 study at the American Society of Gene & Cell Therapy (ASGCT) annual meeting. The data demonstrated increased time to hypoglycemia and substantial reductions in cornstarch usage. Across all three cohorts in the study, 100 percent of patients had demonstrated meaningful and sustained cornstarch regimens over time and significant increases in time to hypoglycemia. At the data cut-off on April 23, 2020, four of six patients in the first two cohorts had discontinued daytime cornstarch.

In January 2021, we announced positive longer-term safety and efficacy data from the first three cohorts of the ongoing Phase 1/2 study. All nine patients continued to demonstrate improved glucose control while tapering or discontinuing oral glucose replacement with cornstarch and improvements in energy metabolism pathways over the long term. At the primary evaluation timepoint at Week 52, the overall mean reduction in cornstarch was 77% across all three cohorts, including two patients in Cohort 3 showing a reduction of greater than 75%. Follow-up for more than two years for the three patients in Cohort 1 have shown sustained and continued cornstarch reductions with a mean reduction of 91% through weeks 104 and 120.

In Cohort 3, data collected from continuous glucose monitoring (CGM) indicated that glycemic control was maintained and even improved despite the reductions in cornstarch dependence. These reductions in cornstarch dosing have had an impact on energy metabolism and body weight. Seven of nine treated patients had decreases of 5% (5.6 kg) to 21% (10.5 kg) in bodyweight following DTX401 treatment, with a mean decrease of 12% from the mean baseline weight of 82.8 kg in these seven patients. The notable weight loss was attributed to improved glycemic control and potentially increased physical activity reported by patients.

All three patients in a fourth and final Phase 1/2 cohort, which utilized prophylactic steroids, had been dosed at the same dose as Cohorts 2 and 3. Through 11 weeks post-dosing, there had been no treatment related serious adverse events and all three patients were doing well, demonstrating early reduction in daily cornstarch intake.

We have completed Scientific Advice with the EMA and had an End of Phase 2 (EOP2) meeting with the FDA to discuss the Phase 2 data, the Phase 3 design, and endpoints. Based in part on this feedback, we currently plan to conduct a 48-week Phase 3 study in approximately 50 patients, randomized 1:1 to DTX401 dosed at 1.0 x 10^13 GG/kg, as calculated using a new droplet digital PCR (ddPCR) test method, or placebo. All patients in the study are expected to cross over to the therapeutic arm and receive therapy at the end of the initial 48-week follow-up period.

Based on the regulatory discussion and pending finalization with the regulatory authorities, we currently intend to study as primary endpoints glycemic control by assessing the maintenance of glucose control by CGM and the reduction in cornstarch requirements. These primary endpoints are expected to be supported by key secondary endpoints of improvement in percent of time spent in normal glucose control (60-120 mg/dL), time to hypoglycemia in controlled fasting challenge, and the GSDIa functional assessment diary signs and symptom scale. The durability of the treatment would then be supported by the longer-term Phase 1/2 data and early treated Phase 3 patients. Based on the results to date, the therapeutic benefit appears to increase over time during the second year after treatment. We currently expect to initiate the Phase 3 study in the first half of 2021.

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

In May 2020, we announced updated positive data from the ongoing Phase 1/2 study at the ASGCT annual meeting. The updated data confirmed that all three patients in the third dose cohort were responders to DTX301 as shown by sustained meaningful increases in the rate of ureagenesis or reductions in ammonia levels. Six of nine patients across all three cohorts have now responded to the gene therapy, including three females and three males. All three complete responders, those who have discontinued all ammonia scavengers and liberalized their diets, remain clinically and metabolically stable after longer-term follow-up, up to 130 weeks for the longest patient.

In January 2021, we announced positive longer-term safety and efficacy data from the first three cohorts. The six responders identified at ASGCT in May 2020 continued to demonstrate durable metabolic control. The three complete responders were stable through 104, 130, and 156 weeks post-treatment with good ammonia control despite discontinuation of their alternative pathway medications and protein-restricted diets. The three other responders also remained stable through Weeks 52 and 130 and were either continuing to taper medications and diet or intended to continue tapering once COVID-19 restrictions are lifted and patients could be more closely followed in clinic. As of January 2021, all responders remained in excellent clinical condition with no significant adverse events, hospitalizations, or other events related to OTC deficiency.

Two of three patients have been dosed in the prophylactic steroid cohort, the final cohort in the Phase 1/2 study, at the same dose as in Cohort 3. Through up to 18 weeks post-dosing, both patients were doing well clinically with good metabolic control and there had been no treatment related serious adverse events.

We completed the initial Scientific Advice process with the EMA regarding the Phase 3 development plan and continue to have discussions with the FDA regarding the Phase 3 study of DTX301. The EOP2 meeting with the FDA is scheduled to occur late in the first quarter of 2021, barring any unforeseen delays.

Based on regulatory feedback to date, the proposed Phase 3 study design is currently expected to include approximately 50 patients, randomized 1:1 to DTX301 dosed at 1.7 x 10^13 GC/kg, as calculated using a new ddPCR test method, or placebo and followed for 48 weeks initially. The change in 24-hour ammonia levels is expected as the primary endpoint. The entry criteria will allow patients with higher baseline ammonia levels than in the Phase 1/2 study to allow sufficient power to assess the change in ammonia. The primary endpoint will be supported by the change in the rate of ureagenesis as a key secondary endpoint that evaluates the capacity to generate urea from ammonia. Additional secondary endpoints include reduction or discontinuation of scavenger medications and normalization of protein-restricted diet.

The Phase 3 study is expected to begin dosing in the second half of 2021. Placebo patients participating in the study will receive DTX301 at the end of the initial 48-week follow-up period. We will continue to follow patients in the ongoing Phase 1/2 study during the Phase 3 study in order to augment the overall long-term data package supporting the durability of DTX301.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—REGENXBIO Inc.” for a description of our license agreement with REGENXBIO Inc.

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta (OI), in collaboration with Mereo BioPharma 3 Limited, or Mereo

UX143 is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells. By blocking inhibitory effects of sclerostin, the anti-sclerostin antibody causes new bone formation, increased production of collagen, and increased bone mineral density and strength. Sclerostin inhibition also reduces excessive bone resorption, further enhancing the impact on bone density. Setrusumab has received orphan drug designation from the FDA and EMA, rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program (PRIME). OI is a rare genetic disorder that is characterized by fragile bones and reduced bone mass resulting in bones that break easily, loose joints, and weakened teeth. In severe cases, those with OI may experience hundreds of fractures in a lifetime. In addition, people with OI often suffer muscle weakness, early hearing loss, fatigue, curved bones, scoliosis, respiratory problems, and short stature, leading to significant effects on overall health and quality of life. The majority of cases of OI (estimated at approximately 90%) are caused by a dominant mutation in a gene coding for type I collagen, a key component of healthy bone. Current treatment of OI is supportive, focusing on minimizing fractures and maximizing mobility, but to date, there are no FDA or EU approved treatments. There are an estimated 60,000 patients in the developed world affected by OI.

On January 25, 2021, after the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions under our collaboration and license agreement with Mereo, we closed the transactions under the agreement and pursuant to the terms thereof, we made a payment of $50 million to Mereo. We expect to start a pediatric Phase 2/3 study in the second half of 2021. Development plans are being finalized which may include changes to current study designs, and will require discussions with regulatory agencies. The objective of a pediatric Phase 2/3 study would first focus on determining the optimal dose based on increases in collagen production using serum P1NP levels and an acceptable safety profile. Following determination of the dose, we currently intend to adapt the study into a pivotal Phase 3 stage, evaluating fracture reduction over an estimated 15 to 24 months as the primary endpoint, subject to regulatory review. A separate pivotal study is also currently being planned for adults with OI.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Mereo” for a description of our license and collaboration agreement with Mereo.

GTX-102 for the treatment of Angelman Syndrome, partnered with GeneTx

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

In March 2020, we, along with our partner GeneTx, announced the initiation of a Phase 1/2 open-label, multiple-dose, dose-escalating study (GTX-102-001) to evaluate the safety, tolerability, and potential efficacy of GTX-102 in pediatric patients with Angelman syndrome. Five patients have received GTX-102 treatment to date and signs of clinical improvement in multiple domains of Angelman syndrome were reported early in dosing, After the fifth patient was dosed, the patient experienced a serious adverse event (SAE) of lower extremity weakness and the companies paused enrollment and dosing in the study. Subsequently, similar SAEs of lower extremity weakness were reported in the other four patients following treatment at the highest doses. The SAEs were assessed as mild or moderate in severity, improved over a period of a few weeks and all have fully resolved. Full safety information has been submitted to the FDA. A formal clinical hold was issued by the FDA on study GTX-102-001 during the fourth quarter of 2020.

In the fourth quarter of 2020, along with our partner GeneTx, we announced positive interim preliminary data from study GTX-102-001 which indicated substantial improvements in all patients in at least two disease domains including communication, behavior, sleep, gross motor function, and fine motor function as measured by the CGI-I-AS for Patients 1 through 4 at day 128, and Patient 5 at Day 86. These improvements were also supported by other scores, including the Bayley Scales of Infant and Toddler Development (Bayley-4), where multiple patients improved on receptive or expressive communication sub-scales. Also in the Observed Reported Communication Ability (ORCA) measure of expressive, receptive, and pragmatic communication, three patients, ages 5, 10, and 15, demonstrated clinically relevant increases at day 128 and two patients did not have notable changes.

In December 2020, a substantial information amendment was submitted to the FDA including follow-up safety information for the five patients dosed and toxicology data in nonhuman primates that demonstrated no evidence of the safety issue described above at higher repeat dosing. The amendment also included a safety evaluation of the SAEs, which supported that causality of the SAEs could be due to local contact toxicity. An amended dosing and administration plan has been proposed to the FDA. The changes reflected in the amended plan are designed to reduce the local contact time and concentration of the drug; the amended dosing plan is within the dosing range for which clinical activity was observed but below doses associated with the SAEs. As of January 2021 the study remains on clinical hold, but is currently expected to resume enrollment and dosing in the first half of 2021, assuming resolution of FDA requests and approval to proceed. Once the study has resumed, we currently expect additional interim data from the study in the second half of 2021. A Clinical Trial Application (CTA) was accepted in Canada in March 2020 and a protocol and a revised protocol incorporating the new dosing and administration plan will be submitted. The companies are also in the process of expanding the study to other countries using the amended dosing and administration plan.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—GeneTx” for a description of our collaboration agreement with GeneTx.

UX701 for the treatment of Wilson Disease

UX701 is an investigational AAV type 9 gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion. It has been shown in preclinical studies to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease. UX701 was granted Orphan Drug Designation in the United States and EU. Wilson disease is a rare inherited disorder caused by mutations in the ATP7B gene, which results in deficient production of ATP7B, a protein that transports copper. Loss of function of this copper-binding protein results in the accumulation of copper in the liver and other tissues, most notably the central nervous system. Patients with Wilson disease experience hepatic, neurologic and/or psychiatric problems. Those with liver disease can experience such symptoms as fatigue, lack of appetite, abdominal pain and jaundice, and can progress to fibrosis, cirrhosis, life-threatening liver failure and death. Wilson disease can be treated by reducing copper absorption or removing excess copper from the body using life-long chelation therapy, but unmet needs exist because some treated patients experience clinical deterioration and severe side effects. Wilson disease affects more than 50,000 individuals in the developed world.

In January 2021, we announced that the FDA has cleared the IND application for UX701. We currently expect enrollment in a seamless single-protocol Phase 1/2/3 study to begin in the first half of 2021.

In February 2021, UX701 received Fast Track Designation from the FDA. This allows for early and frequent communication throughout the entire drug development and review process and reflects the serious, unmet need for patients with Wilson disease.

UX053 for the treatment of glycogen storage disease type III, or GSDIII

Our preclinical candidate UX053 is being developed for the treatment of GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII can cause hepatomegaly, hypoglycemia, hyperlipidemia, some progressive liver cirrhosis, and muscle disease later in life, and affects more than 10,000 patients in the developed world. We currently expect UX053 to be our first mRNA program in the clinic, with an IND planned for the first half of 2021 and initiation of the trial in the second half of 2021.

Please see “—License and Collaboration Agreements—Preclinical Pipeline—Arcturus” for a description of our collaboration agreement with Arcturus.

Competition

 In the case of indications that we are targeting, it is possible that other companies may produce, develop, and commercialize compounds that might treat these diseases.

With respect to Crysvita, although we are not aware of any other products currently in clinical development for the treatment of XLH and TIO, it is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches such as gene therapy, to treat XLH and TIO. Most pediatric patients with XLH are managed using oral phosphate replacement and/or vitamin D therapy, which is relatively inexpensive and therefore may adversely affect our ability to commercialize Crysvita, if approved, in some countries.

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

With respect to Dojolvi, although we are not aware of any other compounds currently in clinical development for LC-FAOD, LC-FAOD is commonly treated with diet therapy and MCT oil. Dojolvi may compete with this approach. Although we believe that Dojolvi should be considered a drug and will be regulated that way, it is possible that other companies or individuals may attempt to produce triheptanoin for use in LC-FAOD. Investigators are testing triheptanoin in clinical studies across multiple indications, including LC-FAOD. It is also possible that other companies may produce, develop, and commercialize other medium odd-chain fatty acids, or completely different compounds, to treat LC-FAOD. Other companies may also utilize other approaches, such as gene therapy, to treat LC-FAOD. In addition, Reneo Pharmaceuticals is developing REN001, a PPAR delta agonist, in Phase 1b for LC-FAOD and other genetic myopathies.

With respect to DTX401, there are currently no pharmacologic treatments for patients with GSDIa and we are not aware of any programs in clinical development.

With respect to DTX301, the current treatments for patients with OTC deficiency are nitrogen scavenging drugs and severe limitations in dietary protein. Drug therapy includes sodium phenylbutyrate (Buphenyl) and glycerol phenylbutyrate (Ravicti), both nitrogen scavengers that help eliminate excess nitrogen, in the form of ammonia, by facilitating its excretion. A novel formulation of sodium phenylbutyrate, ACER-001, is in Phase 2 clinical testing by Acer Therapeutics. During a metabolic crisis, patients routinely receive carbohydrate and lipid rich nutrition, including overnight feeding through a nasogastric tube, to limit bodily protein breakdown and ammonia production. In acute cases, ammonia must be removed by dialysis or hemofiltration. Liver transplant may also be a solution for OTC deficiency. In addition, Kaleido Biosciences is developing KB195, a synthetic glycan, in Phase 2 for urea cycle disorders, including OTC deficiency, and Arcturus Therapeutics is developing ARCT-810, a messenger RNA therapy, in Phase 1b for OTC deficiency.

With respect to GTX-102, there are currently no approved drugs for Angelman syndrome. Many patients take general treatments to try to manage specific symptoms, such as seizures or sleep disturbances, but there are no treatments available that address the underlying biology of the disease. We are aware of other ASOs in preclinical and clinical development for Angelman syndrome, including a program from Roche in a Phase 1 study, as well as preclinical gene therapy programs. In addition, Neuren is developing NNZ-2591, an IGF-1 analog, in Phase 1 for Angelman syndrome.

With respect to UX701, there are no currently approved treatments that address the underlying cause of Wilson disease. Many patients are on chelator therapies, but these fail to address the mutated ATP7B copper transporter gene. We are aware of another gene therapy, VTX-801, that is in development by Vivet Therapeutics, in collaboration with Pfizer, for Wilson disease.

License and Collaboration Agreements

Our products and some of our current product candidates have been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Following is a description of our significant license and collaboration agreements.

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

In the profit-share territory, KKC books sales of products and we have the sole right to promote the products for a specified period of time, with KKC having the right to increasingly participate in the promotion of the products until the transition date of April 2023, which is five years from commercial launch. After April 2023, KKC will have the right to promote the products, subject to a limited promotion right retained by us. See “Item I.A. Risk Factors” for additional information on the risks related to the expiration of our exclusive right to promote Crysvita in the profit-share territory. In the European territory, KKC books sales of products and has the sole right to promote and sell the products. In Latin America, we book sales of products and have the sole right to promote and sell the products.

KKC manufactures and supplies all quantities of product for clinical studies. KKC also supplies all quantities of product for commercial sales in the profit-share territory and in Latin America. The supply price in the profit-share territory and Latin America is 35% of the net sales price through December 31, 2022 and 30% thereafter.

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

Under the license agreement, we are obligated to pay to SLU a low single-digit royalty on net sales of the licensed products in the United States, Europe, or Japan, subject to certain potential deductions. Our obligation to pay royalties to SLU in these territories continues until the expiration of any orphan drug exclusivity. We may terminate the agreement for convenience at any time and SLU may terminate the agreement for our material breach, bankruptcy, or challenge of the licensed technology, and SLU may terminate the agreement or render our license non-exclusive if we fail to meet our diligence obligations. Unless terminated as set forth above, this license agreement continues in full force and effect until the latest expiration of any orphan drug exclusivity in the United States, Europe, or Japan, at which point our license becomes fully paid.

Baylor Research Institute

In September 2012, we entered into a license agreement with Baylor Research Institute, or BRI, under which we exclusively licensed certain intellectual property related to Dojolvi. The license includes patents, patent applications, know-how, and intellectual property related to the composition and formulation of Dojolvi as well as its use in treating a number of orphan diseases, including LC-FAOD. The license grant includes the sole right to develop, manufacture, and commercialize licensed products for all human and animal uses. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products in select orphan indications. If we fail to meet our diligence obligations with respect to a specified orphan indication or set of orphan indications, BRI may convert our license to a non-exclusive license with respect to such orphan indication or set of orphan indications until we receive regulatory approval for licensed products in the applicable orphan indication or set of orphan indications. We are also obligated to pay a mid-single-digit royalty on net sales to BRI, subject to certain reductions and offsets. Our obligation to pay royalties to BRI continues on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the first regulatory exclusivity granted with respect to such product in such country or the expiration of the last-to-expire licensed patent claiming such product in such country, in each case in connection with approval in such country for LC-FAOD or an orphan disease covered by our license from BRI. We may make future payments of up to $2.5 million contingent upon attainment of certain development milestones and $7.5 million if certain sales milestones are achieved. We may terminate the agreement for convenience at any time and either we or BRI may terminate the agreement for the material breach or bankruptcy of the other party. If we terminate for BRI’s breach or bankruptcy, our license from BRI will remain in effect, subject to our continued payment of reduced milestones and royalties. Unless terminated by its terms, this license agreement continues in full force and effect, on a product-by-product and country-by-country basis, until our royalty obligations expire, at which point our license from BRI with respect to such product in such country becomes irrevocable, perpetual, fully paid and royalty-free.

Clinical Product Candidates

REGENXBIO Inc.

In October 2013, we entered into an exclusive license agreement with REGENXBIO Inc., or REGENX, under which we were granted an option to develop products to treat hemophilia A, OTC deficiency and GSDIa. Under the 2013 license agreement, REGENX granted us an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indications, subject to certain exclusions. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2013 license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, low to mid-single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees, if any, owed by REGENX to its licensors as a result of our activities under the 2013 license agreement. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2013 license agreement will expire upon the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable in all the countries of the world. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. Subject to certain obligations to Bayer, we may terminate the 2013 license agreement upon prior written notice or for a material breach. REGENX may terminate the license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2013 license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

In March 2015, we entered into an option and license agreement with REGENX pursuant to which we have an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products to treat Wilson disease and CDKL5 deficiency. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2015 option and license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, mid to high single-digit royalty percentages on net sales of licensed products, and mid-single to low double-digit percentages of any sublicense fees we receive from sublicenses for the licensed intellectual property rights. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2015 option and license agreement will expire upon the expiration of the royalty obligations with respect to all licensed products for all licensed indications under all licenses granted under all exercised commercial options. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. We may terminate the 2015 option and license agreement upon prior written notice or for a material breach. REGENX may terminate the 2015 option and license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2015 option and license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

In March 2020, we entered into a license agreement with REGENX, for an exclusive, sublicensable, worldwide license to REGENX’s NAV AAV8 and AAV9 vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder. In return for these rights, we made an upfront payment and pay or will pay certain annual fees, milestone payments and royalties on any net sales of products incorporating the licensed intellectual property that range from a high single-digit to low double-digit.

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

In May 2016, we entered into a research, collaboration and license agreement with the University of Pennsylvania under which we are collaborating on the pre-clinical development of gene therapy products for the treatment of phenylketonuria and Wilson disease, each, a Subfield. Under the agreement, we were granted an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, and a non-exclusive, worldwide, royalty-bearing right and license to certain University of Pennsylvania intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the agreement. We will fund the cost of the research program and will be responsible for clinical development, manufacturing and commercialization of each Subfield. In addition, we will be required to make milestone payments (up to a maximum of $5 million per Subfield) if certain development milestones are achieved over time, and to pay low to mid-single-digit royalties on net sales of each Subfield’s licensed products. We will also make milestone payments of up to $25.0 million per approved product if certain commercial milestones are achieved.

GeneTx

In August 2019, we entered into an agreement with GeneTx to collaborate on the development of GeneTx’s GTX-102. Under the terms of the agreement, we made an upfront payment of $20.0 million which included an exclusive option to acquire GeneTx. This option may be exercised any time prior to 30 days following notice of FDA acceptance of the IND for GTX-102. In February 2020, we paid $25.0 million following acceptance of the IND to maintain the option to acquire GeneTx until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. If we exercise the purchase option, we will pay a purchase price to acquire GeneTx, payments upon achieving regulatory and commercial milestones, and royalties on any product sales.

Mereo

In December 2020, we entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab. Under the terms of the agreement, we will lead future global development of setrusumab in both pediatric and adult patients with OI and were granted an exclusive license to develop and commercialize setrusumab in the U.S., Turkey, and the rest of the world, excluding the European Economic Area, United Kingdom, and Switzerland, or the Mereo Territory, where Mereo retains commercial rights. Each party will be responsible for post-marketing commitments and commercial supply in their respective territories.

Upon the closing of the transactions under the License and Collaboration Agreement with Mereo in January 2021, we made a payment of $50.0 million to Mereo and will be required to make payments of up to $254.0 million upon the achievement of certain clinical, regulatory, and commercial milestones. We will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world, and Mereo will pay us a fixed double-digit percentage royalty on net sales in the Mereo Territory.

Preclinical Pipeline

Arcturus

In October 2015, we entered into a Research Collaboration and License Agreement with Arcturus Therapeutics Holdings Inc., or Arcturus, to develop mRNA therapeutics for select rare disease targets. The Arcturus collaboration may help us address a wider range of rare diseases than possible with current approaches. As part of the collaboration, we may use Arcturus’ LUNAR® nanoparticle delivery platform to develop mRNA therapeutics for the treatment of various rare disease targets, subject to certain exclusions and restrictions.

In June 2019, we announced the expansion of our research and collaboration arrangement with Arcturus, to discover and develop mRNA, DNA and siRNA therapeutics for up to 12 rare disease targets pursuant to the terms of an amendment to the 2015 Research Collaboration and License Agreement, or 2015 license agreement, and equity purchase agreement. In connection with the amendment to the 2015 license agreement, we made a $6.0 million cash upfront payment to Arcturus and also purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share. In May 2020, we exercised an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share. In December 2020, we sold 800,000 shares at a weighted-average price of $100.81. As of December 31, 2020, we held 2,200,000 shares of Arcturus common stock. Arcturus is entitled to preclinical, clinical, regulatory, and sales milestone payments for each product developed under the collaboration. Under the amended license agreement, certain early-stage milestone payments are reduced and the total potential milestone payments are increased due to the expanded number of targets. Arcturus is also entitled to reimbursement of related research expenses and royalties on commercial sales.

Solid Biosciences Inc.

In October 2020, we entered into a strategic Collaboration and License Agreement with Solid Biosciences Inc., or Solid, and received an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne muscular dystrophy and other diseases resulting from lack of functional dystrophin, including Becker muscular dystrophy. We will collaborate to develop products that combine Solid’s differentiated microdystrophin construct, our HeLa producer cell line (PCL) manufacturing platform, and our AAV8 variants. Solid will also provide development support and was granted an exclusive option to co-invest in products we develop for profit share participation in certain territories. Pursuant to the terms of the Stock Purchase Agreement with Solid that was entered into in October 2020 in connection with the collaboration, we also purchased 7,825,797 shares of Solid’s common stock for an aggregate price of $40.0 million.

Other

Daiichi

In March 2020, we entered into a License and Technology Access Agreement, or the License Agreement with Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, pursuant to which, we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We retained the exclusive right to use the manufacturing technology for our current target indications and additional indications identified now and in the future. We are providing certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. Daiichi Sankyo has an option to extend the technology transfer period including know-how improvements by two additional one-year periods by paying a fixed amount for each additional year. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of their products manufactured with the licensed technology; however, we have the option to co-develop and co-commercialize rare disease products at the IND stage. We may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases.

Under the terms of the License Agreement, Daiichi Sankyo made an upfront payment of $125.0 million and is obligated to pay an additional $25.0 million milestone upon the successful completion of the technology transfer of the HeLa PCL and HEK293 platforms, as well as single-digit royalties on net sales of products manufactured in either system. Daiichi Sankyo is reimbursing us for all costs associated with the transfer of the manufacturing technology.

We also entered into a Stock Purchase Agreement, or SPA, with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares of our common stock in exchange for $75.0 million in cash during the first quarter of 2020. Daiichi Sankyo is subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

In June 2020, we executed a subsequent license agreement, or the Sublicense Agreement, with Daiichi Sankyo for transfer of certain technology in consideration for a payment of $8.0 million and annual maintenance fees, milestone payments, and royalties on any net sales of products incorporating the licensed intellectual property.

Patents and Proprietary Rights

The proprietary nature of, and protection for, our products, product candidates, processes, and know-how are important to our business. Our success depends in part on our ability to protect our products, product candidates, processes, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek patent protection in the United States and internationally for our products, product candidates, and processes. Our policy is to patent or in-license the technologies, inventions and improvements that we consider important to the development of our business. In addition to patent protection, we rely on trade secrets, know-how, and continuing innovation to develop and maintain our competitive position.

We also use other means to protect our products and product candidates, including the pursuit of marketing or data exclusivity periods, orphan drug status, and similar rights that are available under regulatory provisions in certain countries, including the United States, Europe, Japan, and China. See “Government Regulation—U.S. Government Regulation — Orphan Designation and Exclusivity,” “Government Regulation—U.S. Government Regulation — Pediatric Studies and Exclusivity,” “Government Regulation—U.S. Government Regulation — Biosimilars and Exclusivity,” “Government Regulation—U.S. Government Regulation — Abbreviated New Drug Applications for Generic Drugs and New Chemical Entity Exclusivity,” “Government Regulation—U.S. Government Regulation — Patent Term Restoration,” “Government Regulation—EU Regulation — Orphan Designation and Exclusivity,” and “Government Regulation—EU Regulation — New Chemical Entity Exclusivity” below for additional information.

We seek regulatory approval for our products and product candidates in disease areas with high unmet medical need, significant market potential, and where we expect to have a proprietary position through patents covering various aspects of our product candidates, such as composition, dosage, formulation, use, and manufacturing process, among others. Our success depends in part on an intellectual property portfolio that supports our future revenue streams and erects barriers to our competitors. We are maintaining and building our patent portfolio by filing new patent applications, prosecuting existing applications, and licensing and acquiring new patents and patent applications.

Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to achieve or maintain market exclusivity or otherwise to provide competitive advantages. We also cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our products, product candidates, or processes. For more information, please see “Item I.A. Risk Factors Risks Related to Our Intellectual Property.”

As of December 31, 2020, we own, jointly own, or have exclusive rights to more than 140 issued and in-force patents (not including individually validated national patents in European Patent Convention member countries) that cover one or more of our products or product candidates, methods of their use, or methods of their manufacture, including more than 45 in-force patents issued by the U.S. Patent and Trademark Office (the USPTO). Furthermore, as of December 31, 2020, we own, jointly own, or have exclusive rights to more than 250 pending patent applications, including more than 50 pending U.S. applications.

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

The exclusivity positions as of December 31, 2020 for our commercial products and our clinical-stage product candidates are summarized below.

Crysvita (Burosumab) Exclusivity

We have in-licensed rights from KKC to patents and patent applications relating to Crysvita and its use for the treatment of XLH, TIO, and various other hypophosphatemic conditions. Pursuant to this license, we have rights to a number of issued patents and pending applications, including six issued U.S. patents, as well as patents and applications in other jurisdictions covering generic and specific antibodies against FGF23 as well as their use for the treatment of XLH, TIO, and related conditions. The patent terms for the issued patents in the U.S. are from 2022 to 2035, while the issued patents outside the U.S. expire between 2021 and 2035. For patents covering the Crysvita composition of matter, KKC has applied to extend the patent term in the U.S. from 2029 to 2032 and in Europe from 2028 to 2033. In addition to the foregoing patent protections, Crysvita is protected in the U.S. by regulatory exclusivity until 2030 and by orphan drug exclusivity for treating XLH and TIO until 2025 and 2027, respectively.

Mepsevii (Vestronidase Alfa) Exclusivity

We own four issued U.S. patents covering Mepsevii and its use in the treatment of lysosomal storage disorders such as MPS VII. The patents in the U.S. expire in 2035. Mepsevii is also protected in the U.S. by regulatory exclusivity until 2029 and by orphan drug exclusivity for treating MPS VII until 2024. Outside the U.S., we own issued patents expiring in 2035 in Australia, Canada, China, Colombia, Europe, Japan, Korea, Mexico, Russia, Singapore, and Taiwan, as well as pending patent applications in other territories, which cover Mepsevii and its use in the treatment of MPS VII.

Dojolvi (Triheptanoin) Exclusivity

We have an exclusive license from the BRI to patents and patent applications relating to Dojolvi and its use for the treatment of FAOD. The in-licensed BRI patent portfolio includes issued patents in the U.S and Mexico that expire in 2025 and cover Dojolvi, as well as an issued patent in Canada that expires in 2025 and covers the use of Dojolvi for the treatment of FAOD. In the U.S., we have applied to extend the term of a BRI patent covering Dojolvi from 2025 to 2029. Beyond the aforementioned BRI patents and patent applications, we own a pending U.S. patent application, corresponding foreign patent applications, and issued patents in Australia, Malaysia, and Taiwan relating to our pharmaceutical-grade Dojolvi composition; these owned patents and any additional patents issuing from these owned applications are expected to expire in 2034. Dojolvi is also protected in the U.S. by regulatory exclusivity until 2025 and orphan drug exclusivity for treating FAOD until 2027.

DTX401 Exclusivity

We have two in-licenses to patents and patent applications covering elements of our DTX401 product candidate. First, we have in-licensed patents owned by University of Pennsylvania (UPENN) and sublicensed to us by REGENX relating to the AAV8 capsid used in DTX401 that expire between 2022 and 2024 in the U.S., and in 2022 in foreign countries. Second, we have a non-exclusive license from the National Institutes of Health (NIH) to an issued U.S. patent expiring in 2034 (without extension of patent term) and corresponding foreign patents and patent applications covering a recombinant nucleic acid construct used in DTX401 that includes a codon-optimized version of the G6Pase gene. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. DTX401 for the treatment of GSD1a has received orphan drug designation in the U.S. and Europe.

DTX301 Exclusivity

We have in-licensed patents and patent applications owned by UPENN relating to various adeno-associated viruses and vectors utilizing the capsids of those viruses. These patents and patent applications are licensed or sublicensed to REGENX and sublicensed to us. Our product candidate DTX301 utilizes an AAV8 capsid and a codon-optimized version of the OTC gene. The in-licensed patents relevant to the AAV8 capsid expire between 2022 and 2024 in the U.S., and in 2022 in foreign countries. Our in-license also includes two issued U.S. patents expiring in 2035 (without extension of patent term) and corresponding foreign patents and patent applications covering the codon-optimized version of the OTC gene used in DTX301. We intend to pursue marketing and orphan drug exclusivity periods that are available under regulatory provisions in certain countries. DTX301 for the treatment of OTC deficiency has received orphan drug designation in the U.S. and Europe.

UX143 (Setrusumab) Exclusivity

We have in-licensed rights from Mereo to patents and patent applications relating to setrusumab and its use for the treatment of OI. Pursuant to our license from Mereo, we have exclusive rights outside of Europe to a first Mereo patent family that includes three issued U.S. patents and corresponding issued foreign patents that relate to the setrusumab antibody, nucleic acids encoding the setrusumab antibody, and setrusumab’s use as a medicament. Patents emanating from the first patent family expire in 2028 (without extension of patent term). We also have exclusive rights outside of Europe to two additional Mereo patent families relating to the use of anti-sclerostin antibodies including setrusumab for the treatment of OI. We expect any patents emanating from these two latter patent families to expire in 2037 (without extension of patent term).

Trademarks

We own registered trademarks covering the Ultragenyx word mark in the U.S. and multiple other jurisdictions. In addition, we own a registered trademark in the U.S. covering a stylized design of our Ultragenyx Pharmaceutical logo. We also own registered trademarks in the U.S. and other territories relating to our Mepsevii and Dojolvi brand names for vestronidase alfa and triheptanoin, respectively. We additionally have a license from KKC to registered trademarks covering the Crysvita brand name for burosumab in the U.S., Canada, Turkey, and various Latin American territories.

Other

We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our ownership of know-how and trade secrets through an active program of legal mechanisms including assignments, confidentiality agreements, material transfer agreements, research collaborations, and licenses.

Manufacturing

We currently contract with third parties for the manufacturing and testing of our products and product candidates for use in preclinical, clinical, and commercial applications. We do not own or operate manufacturing facilities for the cGMP production of clinical or commercial quantities of our product candidates. We do, however, have process and analytical development and QC lab capabilities focused on the gene therapy and nucleic acid technologies. The use of contracted manufacturing and reliance on collaboration partners has minimized the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee our contract manufacturers. All of our third-party manufacturers are subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our drugs for commercial sales.

While our third-party manufacturers have met our current manufacturing requirements, we are building our own GMP gene therapy manufacturing plant to attempt to mitigate potential program timeline delays, control manufacturing costs and reduce manufacturing lead times. For the other non-gene therapy modalities, we primarily use third-party manufacturers to meet our projected needs for commercial manufacturing. Third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

Products

Mepsevii

The Mepsevii drug substance and drug product are manufactured by Rentschler Biopharma SE, or Rentschler, under non-exclusive commercial supply and services agreements effective December 2017 and January 2018, respectively. The drug substance agreement has an initial term of five years, which will be automatically extended for another five years following the initial term, and will continue in full force and effect for its term unless earlier terminated. Following the initial term, we and Rentschler can withdraw from the agreement without cause upon prior notice for specified periods. In addition, either party may terminate the agreement if the other party breaches a material provision of the agreement and such breach remains uncured for a specified period following receipt by the breaching party of written notice of such breach. The drug product agreement expires on December 31, 2025 and will continue in full force and effect for its term unless earlier terminated. Either party may terminate the agreements with immediate effect if the other party violates or breaches certain obligations set forth in the agreement, undergoes a material change in control, or infringes its intellectual property rights. We can also terminate the agreements if Rentschler loses the right to operate under the agreement. Either party can also terminate the agreements if Rentschler is unable to deliver its agreed upon services for a certain period in the case of a force majeure event. The cell line to produce Mepsevii is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available. We are transferring the fill and finish activities for the manufacture of Mepsevii to a new site as the Rentschler manufacturing site in Laupheim, Germany is being discontinued. In preparation of this activity, we intend to maintain sufficient inventory levels as we identify an alternative supplier and transfer the fill and finish activities for Mepsevii to such supplier. See “Item IA. Risk Factors” for additional information on the risks associated with the transfer of the Mepsevii finish and fill activities to an alternative supplier.

Crysvita

The drug substance and drug product for burosumab are made by KKC in Japan under the collaboration and license agreement with KKC. The cell line to produce burosumab is specific for this product and is in KKC’s control. All other raw materials are commercially available.

Dojolvi

The pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo GmbH, or IOI Oleo, in Germany under an exclusive worldwide supply agreement, subject to certain limitations, executed in 2012 with an initial term of three years. The agreement automatically renews for two-year periods at the end of each then current term unless either party notifies the other party of its intention not to renew in writing at least three calendar months before the expiration of the then current term. Additionally, if a party materially breaches an obligation under the agreement and does not cure such breach within 60 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. The drug product for Dojolvi is manufactured by Aenova Haupt Pharma Wolfratshausen GmbH, or Haupt Pharma, pursuant a Master Services Agreement, for the non-exclusive manufacture and supply of product. The agreement was executed in April 2019 with an initial three year term and automatically renews at the end of the current term for an indefinite period unless we provide written notice of termination to Haupt Pharma no later than 60 days prior to the expiration of the initial term. After the initial term, either party may terminate the agreement without cause with at least 12 months’ notice. Additionally, if a party materially breaches certain obligations under the agreement and does not cure such breach within 30 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. Either party may also terminate the agreement with immediate effect if the other party breaches certain specified obligations as set forth in the agreement.

Product Candidates

DTX401

Similar to DTX301, the drug substance and drug product for DTX401 are manufactured on a non-exclusive basis by a contract manufacturing organization, or CMO, pursuant to cGMP requirements.

DTX401 is currently manufactured using HEK293 suspension mammalian cells. Similar to DTX301, HEK293 cells are widely used in the biotechnology industry and the regulatory agencies in the United States and EU are familiar with the technology. As the clinical program advances we may consider alternate cell manufacturing systems such as HeLa cell systems.

DTX301

The drug substance and drug product for DTX301, our AAV product candidate, are manufactured on a non-exclusive basis by a CMO, pursuant to cGMP requirements.

DTX301 is currently manufactured using HEK293 mammalian cells. HEK293 cells are straightforward to grow and transfect readily, and as a result, are widely used in the biotechnology industry to produce therapeutic proteins and viral vectors for gene therapy on a small scale. Vectors produced using HEK293 cells have been, or are being, used safely in multiple clinical trials, including trials conducted in the United States and EU by other biopharmaceutical companies and academic government institutions. A key advantage of the HEK293 cell manufacturing system is flexibility and the relative speed with which AAV vectors can be manufactured for early Phase 1/2 clinical trials, allowing the establishment of early indications of therapeutic benefit in patients. As we advance and scale up our processes for Phase 3 clinical and commercial scale manufacturing, we intend to transition to a cell-based suspension bioreactor format.

Commercialization and Product Support

We have built our own commercial organizations in North America, Europe and Latin America to effectively support the commercialization of our products and product candidates, if approved, and we expect to expand on these efforts. Our intention is to expand our product portfolio and its geographic accessibility, whether via acquisitions, strategic partnerships, or through the continued development of our proprietary pipeline. We may elect to utilize strategic partners, distributors, or contract management organizations to assist in the commercialization of our products in certain geographies. The commercial infrastructure for rare disease products typically consists of a targeted, specialty field organization that educates a limited and focused group of physicians supported by field management and internal support teams, which includes our patient support services hub, distribution team and managed care team. One challenge, unique to commercializing therapies for rare diseases, is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations. Our commercial and medical affairs teams focus on maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

Additional capabilities important to the rare disease marketplace include the management of key stakeholders such as managed care organizations, group-purchasing organizations, specialty pharmacies, and government payers as well as single national payers in some countries outside the US. To develop the appropriate commercial infrastructure, we will have to invest a significant amount of financial and management resources, some of which will be committed prior to regulatory approval of the products that they are intended to support.

We continue to build a medical affairs organization and other capabilities across North America, Europe, Turkey, and Latin America to meet the scientific educational needs of the healthcare providers and patients in the rare disease community, focusing on providing accurate disease state information and balanced product information across our portfolio for appropriate management of patients with rare disorders.

Medical affairs is comprised of the following capabilities in support of our mission: medical information, patient advocacy, patient diagnosis liaisons, medical science liaisons, research and educational grants. Medical affairs will engage as early as Phase 1 and will continue work throughout the lifecycle of each product and product candidate as dictated by the specific scientific needs in each therapeutic area.

Government Regulation

Government authorities in the United States (including federal, state, and local authorities) and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, pricing, and export and import of pharmaceutical products, such as those we are developing. We must obtain the requisite approvals from regulatory authorities in the United States and foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Accordingly, our operations are and will be subject to a variety of regulations and other requirements, which vary from country to country. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources that has a significant impact on our capital expenditures and results of operations.

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

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by, our operations. Complying with these requirements may have a significant impact on our capital expenditures and results of operations.

Customers

Our customers include collaboration partners, drug wholesalers, and retail pharmacy distributors. For the year ended December 31, 2020, more than half of our total revenues were generated under our collaboration agreement with KKC.

Human Capital

As of December 31, 2020, we had 893 total employees, of which 613 are in research and development and 280 are in sales, general, and administrative. Further, 825 are based out of the United States, including facilities at Novato, California, Brisbane, California, Cambridge, Massachusetts, and Woburn, Massachusetts, and 68 are based out of our international locations. The majority of new employees hired during the year ended December 31, 2020 were to support and extend our clinical and preclinical pipeline as well as our commercialization activities, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.

We expect to continue to add employees in 2021 with a focus on expanding our in-house manufacturing capacity through construction of our gene therapy manufacturing facility, as well as increasing expertise and bandwidth in clinical and preclinical research and development and commercialization activities. The Company continually evaluates the business need and opportunity and balances in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. In response to COVID-19, we have implemented and continue to enhance safety measures in all our facilities, including:

•	Adding work from home flexibility for our workforce;
•	Reducing density and increasing physical distancing in workspaces for essential employees working onsite;
•	Establishing clear and regular COVID-19 policies, safety protocols, and updates to all employees;
•	Increasing cleaning and sanitization protocols across all locations;
•	Providing additional personal protective equipment and cleaning supplies;
•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•	Providing routine COVID-19 testing for essential employees working onsite;
•	Implementing daily health attestations and capacity management via online app;
•	Including healthcare professionals on staff to administer testing and a health declaration process;
•	Prohibiting all domestic and international non-essential travel for all employees; and
•	Requiring face coverings to be worn in all locations.

We believe our company’s success depends on our ability to attract, develop and retain key personnel. We invest in the growth and development of our employees through various training and development programs that build and strengthen employees’ leadership and professional skills, including leadership development programs for new leaders which continued virtually during the pandemic. We also have a talent management framework and process in place that regularly conducts activities like performance management, succession and workforce planning in order to support our employees in their growth and development and ensure we provide learning opportunities.

To continually assess and improve our employee retention and engagement, we conduct an engagement survey on an annual basis, the results of which are discussed with our board of directors, at all hands employee meetings and in individual functions. We take actions to address areas of employment concern and follow-up routinely to share with employees what we are doing. Retention of our key contributors and the results from our annual engagement survey were also included as our corporate goals for fiscal year 2020 and as part of our corporate goals for 2021.

We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity. To accomplish this, we have included questions in our engagement survey to measure employee perception of inclusive culture. Business units review diversity data related to hiring, promotions, and retention on an ongoing basis. In 2020, we established an Inclusion and Diversity Action Team (I&D Action Team) comprised of 11 employee representatives throughout our company. Amongst other initiatives, our I&D Action Team engages in continual discussions across the various business functions to identify potential actions to address areas of improvement and is focused on building accountability across the organization to ensure we meet our diversity objectives.

General Information

Our principal executive offices are located at 60 Leveroni Court, Novato, California 94949. Our telephone number is (415) 483-8800 and our e-mail address is info@ultragenyx.com. Our Internet website address is www.ultragenyx.com. No portion of our website is incorporated by reference into this Annual Report.

You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or SEC. In particular, please read our definitive proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. The SEC maintains information for electronic filers (including Ultragenyx) at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with all the other information in this Annual Report, including our financial statements and notes thereto, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually materialize, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Our company’s business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risk Factor Summary

•	We have a history of operating losses and anticipate that we will continue to incur losses for the foreseeable future.
•	We have limited experience in generating revenue from product sales.
•	We expect we will likely need to raise additional capital to fund our activities.
•	Clinical drug development is a lengthy and expensive process with uncertain outcomes.
•

If we do not achieve our projected development goals in the time frames we announce and expect, we may experience delays in commercialization of our products and the reputation of our management may be adversely affected.

•	We may experience difficulty in enrolling patients, which could delay or prevent clinical studies of our product candidates.
•	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy and inherently unpredictable.
•

Our product candidates, including our gene therapy product candidates, may cause undesirable or serious side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in other negative consequences following marketing approval, if any.

•	Our products will remain subject to regulatory scrutiny even if we obtain regulatory approval.
•	We may not realize the full commercial potential of our product candidates if we are unable to source and develop effective biomarkers.
•	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us.
•	We are dependent on KKC for the clinical and commercial supply of Crysvita for all major markets and for the development and commercialization of Crysvita in certain major markets.
•	We have no experience as a company developing a manufacturing facility.
•	We rely on third parties to manufacture our products and product candidates and face a multitude of manufacturing risks.
•	The loss of, or failure to supply by, any of any of our single-source suppliers for our drug substance and drug product could adversely affect our business.
•	The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably.
•	A competitor could misappropriate or disclose our trade secrets.
•	Our revenue may be adversely affected if the market opportunities for our products and product candidates are smaller than expected.
•	Our competitors may develop therapies that are similar, more advanced, or more effective than ours.
•	We may not successfully manage expansion of our company, including building an integrated commercial organization.
•	Our exclusive right to promote Crysvita in the United States and Canada expires in 2023.

•	Commercial success of our products depends on the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community
•	We face uncertainty related to insurance coverage and reimbursement status of our newly approved products.
•	We may be adversely affected by the United Kingdom’s withdrawal from the EU.
•

If we, or our third party partners, are unable to maintain effective proprietary rights for our products, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

•	Claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
•	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
•	We may face competition from biosimilars or from generic versions of Dojolvi or our small-molecule product candidates, which may result in a material decline in sales of affected products.
•

We could lose license rights that are important to our business if we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties.

•	We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, or be subject to claims that challenge the inventorship or ownership of our patents.
•	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
•	We may not be able to protect our intellectual property rights throughout the world.
•	The ongoing COVID-19 pandemic has impacted our operations and could materially and adversely affect our business and operating results.
•	Our success depends in part on our ability to retain our President and Chief Executive Officer and other qualified personnel.
•	Our revenue may be impacted if we fail to obtain or maintain orphan drug exclusivity for our products.
•	Our operating results may be adversely impacted if our intangible assets become impaired.
•

We may not be successful in identifying, licensing, discovering, developing, or commercializing additional product candidates or we may fail to capitalize on opportunities that may be more profitable or for which there is a greater likelihood of success.

•	We may fail to comply with laws and regulations or changes in laws and regulations could adversely affect our business.
•	We are exposed to risks related to international expansion of our business outside of the United States.
•	Our business may be adversely affected in the event of computer system failures or security breaches.
•	We or our third party partners may be adversely affected by earthquakes or other serious natural disasters that are not adequately protected by business continuity and disaster recovery plans.
•	We may incur various costs and expenses and risks related to acquisition of companies or products or strategic transactions.
•	The market price of our common stock is highly volatile.
•	Future sales and issuances of our common stock could dilute the percentage ownership of our current stockholders and result in a decline in stock price.
•	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
•

Provisions in our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us or could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

•

We face general risks related to our ability to maintain effective internal controls over financial reporting, additional tax liabilities related to our operations, our ability to use our net operating loss carryforwards and costs of litigation

Risks Related to Our Financial Condition and Capital Requirements

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

We are a biopharmaceutical company with a history of operating losses, and anticipate continuing to incur operating losses for the foreseeable future. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have devoted substantially all of our financial resources to identifying, acquiring, and developing our products and product candidates, including conducting clinical studies, developing manufacturing processes, manufacturing product candidates for clinical studies, and providing selling, general and administrative support for these operations. The amount of our future net losses will depend, in part, on non-recurring events, the success of our commercialization efforts, and the rate of our future expenditures. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	pursue preclinical and clinical development for additional indications for existing products and product candidates;
•	change or add additional manufacturers or suppliers;
•	expand upon or build our own manufacturing-related facilities and capabilities, including construction of our own GMP gene therapy manufacturing plant;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	continue to establish Medical Affairs field teams to initiate relevant disease education;
•	continue to establish a marketing and distribution infrastructure and field force to commercialize our products and any product candidates for which we may obtain marketing approval;
•	continue to manage our international subsidiaries and establish new ones;
•	continue to operate as a public company and comply with legal, accounting and other regulatory requirements;
•	seek to identify, assess, license, acquire, and/or develop other product candidates, technologies, and/or businesses;
•	make milestone or other payments under any license or other agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure, including facilities and systems, to support the growth of our operations, our product development, and our commercialization efforts; and
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

We have limited experience in generating revenue from product sales.

Our ability to generate significant revenue from product sales depends on our ability, alone or with strategic collaboration partners, to successfully commercialize our products and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, our product candidates. Our ability to generate substantial future revenue from product sales, including named patient sales, depends heavily on our success in many areas, including, but not limited to:

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

As of December 31, 2020, our available cash, cash equivalents, and marketable debt securities were $1,212.0 million. We expect we will likely need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks or fail in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. For example, our Phase 3 studies that evaluated Ace-ER in patients with GNE myopathy and UX007 in patients with Glut1 DS experiencing disabling paroxysmal movement disorders did not achieve their primary or secondary endpoints. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. We have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For example,

•

we estimate that approximately 10,000 patients in the developed world suffer from OTC deficiency, of which 80% are classified as late-onset for which DTX301 is being studied, and these all may not be treatable if they are immune to the AAV viral vector;

•	we estimate that approximately 6,000 patients worldwide suffer from GSDIa, for which DTX401 is being studied, and these all may not be treatable if they are immune to the AAV viral vector; and.
•	we estimate that approximately 10,000 patients worldwide suffer from GSDIII, for which UX053 is being studied.

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. The process of finding and diagnosing patients is costly, especially since the rare diseases we are studying are commonly under diagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical studies because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. Delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. Even if we achieve positive results in our pre-clinical and clinical studies, if we are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

Our future success is dependent on our ability to successfully commercialize our products and develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for three products, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Further, as the clinical trial requirements of regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidates, the regulatory approval process for novel product candidates, such as our gene therapy product candidates, can be more expensive and take longer than for other product candidates, leading to fewer product approvals. To date, very few gene therapy products have received regulatory approval in the United States or Europe.

To obtain regulatory approval in the United States and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies (including good clinical practices), commercial sales, pricing, and distribution of our product candidates, as described above in “Item 1. Business – Government Regulation”. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, positions of the regulatory agencies on study design and/or endpoints, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will be denied. Applications for our product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval, for many reasons, including but not limited to the following:

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

Drug-related side effects could affect patient recruitment and the ability of enrolled patients to complete a study. Such side effects could also result in potential product liability claims. There can be no assurance that our product liability insurance, which provides coverage in the amount of $10.0 million per incident and $10.0 million in the aggregate, will be sufficient in light of our current or planned clinical programs. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

Our products and any product candidates that are approved are subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities, as described above in “Item 1. Business – Government Regulation”.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices (GMP) regulations. As such, we and our contract manufacturers are subject to continual review and inspection to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. Regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If we, our collaborators, such as KKC, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, the temporary or permanent suspension of a clinical study or commercial sales, recalls or seizures of product or the temporary or permanent closure of a facility or withdrawal of product approval. If supply from one approved manufacturer is interrupted due to failure to maintain regulatory compliance, an alternative manufacturer would need to be qualified through an NDA or BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in delays in product supply. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. Accordingly, we and others with whom we work are required continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

We are developing companion diagnostic tests to identify the right patients for certain of our product candidates and to monitor response to treatment. In certain cases, diagnostic tests may need to be developed as companion diagnostics and regulatory approval obtained in order to commercialize some product candidates. We currently use and expect to continue to use biomarkers to identify the right patients for certain of our product candidates. We may also need to develop predictive biomarkers in the future. For example, to evaluate therapeutic response of DTX301, we are measuring ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and ureagenesis. We offer no assurances that 13C-acetate or any other future potential biomarker will in fact prove predictive, be reliably measured, or be accepted as a measure of efficacy by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of our gene therapy product candidates. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to successfully develop companion diagnostics, we may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We are currently working with a third party to develop companion diagnostics, however, we have little experience in the development and commercialization of diagnostics and may not ultimately be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase 1/2 clinical trial. We also use third parties for the automation, characterization and validation, of our bioanalytical assays, companion diagnostics and the manufacture of its critical reagents.

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

Our CROs and other vendors and partners are not our employees and we cannot control whether or not they devote sufficient time and resources to our on-going nonclinical and clinical programs, except for the limited remedies available to us under our agreements with such third parties. If our vendors and partners do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs and other vendors and partners may also generate higher costs than anticipated as a result of changes in scope of work or otherwise. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative vendors or do so on commercially reasonable terms. Switching or adding additional vendors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Our efforts to manage our relationships with our vendors and partners can provide no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and business prospects.

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

•

KKC may fail to manufacture or supply sufficient drug product of Crysvita in compliance with applicable laws and regulations or otherwise for our development and clinical use or commercial use (including as a result of the COVID-19 pandemic), which could result in program delays or lost revenue;

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

During the fourth quarter 2020, we completed our purchase of land located in the Town of Bedford, Massachusetts for construction of our gene therapy manufacturing facility and began construction of the base building for the facility. We expect that the new facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins for our gene therapy products. We currently anticipate construction of the facility to be completed in 2023. We do not have experience as a company, however, in developing a manufacturing facility and we may experience unexpected costs or delays or ultimately be unsuccessful in developing the facility or capability. As we expand our commercial footprint to multiple geographies, we may establish multiple manufacturing facilities, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

Gene therapy and mRNA, DNA and siRNA product candidates are novel, complex, expensive and difficult to manufacture. We could experience manufacturing problems that result in delays in developing and commercializing these programs or otherwise harm our business.

The manufacturing process used to produce our gene therapy, mRNA, DNA and siRNA product candidates is novel, complex, and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers. Further, given that cGMP gene therapy, mRNA, DNA and siRNA manufacturing is a nascent industry, there are a small number of CMOs with the experience necessary to manufacture our gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited.

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

We rely on third parties to manufacture our products and our product candidates and we are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit the supply of our product and product candidates.

As we currently lack the resources and the capability to manufacture our products and most of our product candidates on a clinical or commercial scale, we rely on third parties to manufacture our products and product candidates. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See “- Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory scrutiny” risk factor above. Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our products and our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers.

Further, manufacturers that produce our products and product candidates may not have experience producing our products and product candidates at commercial levels and may not produce our products and product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization. We have not yet secured manufacturing capabilities for commercial quantities of all of our product candidates and may be unable to negotiate binding agreements with manufacturers to support our commercialization activities on commercially reasonable terms. Even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability. For instance, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in Latin America and the transfer price for commercial sales of the product in the United States and Canada is 35% of net sales through December 31, 2022 and 30% thereafter, which is higher than the typical cost of goods sold by companies focused on rare diseases.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. The drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. The pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for Dojolvi is prepared by Haupt Pharma AG and CPM ContractPharma GmbH & Co. pursuant to a services agreement and accompanying purchase orders. Single source suppliers are also used for our gene therapy programs. We have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. For instance, we experienced disruptions from our third-party supplier related to the fill and finish activities for the manufacture of Mepsevii during the fourth quarter of 2019 and as a result, we have identified an alternative supplier to conduct such activities. It may take a significant amount of time and expense to qualify such alternative supplier and to transfer activities to such supplier, which are currently ongoing. If we fail to qualify our alternative supplier in a timely manner, we could experience delays or disruptions in the supply of Mepsevii, which would negatively impact sales of the product. Additionally, we may not be able to enter into supply arrangements with our alternative supplier on commercially reasonable terms or at all. The terms of any new agreement, such as any agreement with our alternative supplier for Mepsevii, may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of Crysvita in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our products and product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are very small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing treatments that may compete with our products and product candidates. See “Item 1. Business – Competition” above.

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

We may not be able to effectively manage the expansion of our organization, including building an integrated commercial organization. If we are unable to expand our existing commercial infrastructure or enter into agreements with third parties to market and sell our products and product candidates, as needed, we may be unable to increase our revenue.

We expect we will need additional managerial, operational, marketing, financial, legal, and other resources to support our development and commercialization plans and strategies. In order to successfully commercialize our products as well as any additional products that may result from our development programs, we are building and expanding our commercial infrastructure in North America, Europe and Latin America. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We, as a company, have limited, recent experience selling and marketing our product and only some of our employees have prior experience promoting other similar products in the past while employed at other companies. As we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire large teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third-party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

Our exclusive right to promote Crysvita in the United States and Canada expires in 2023.

Pursuant to the terms of our collaboration and license agreement with KKC, we have the sole right to promote Crysvita in the United States and Canada, or the profit-share territory, for a specified period of time, with KKC increasingly participating in the promotion of the product until the transition date of April 2023, which is the fifth anniversary of the commercial launch of the product in the United States. After the transition date, KKC will have the right to promote the product, subject to a limited promotion right retained by us. We cannot assure that we will have adequate commercial activity to support our North America field force and other aspects of our commercial infrastructure in the territory after the transition date. After the transition date, we will also solely bear the expenses related to the promotion of Crysvita in the profit-share territory pursuant to our limited promotion right, rather than share such expenses with KKC. Collaboration with KKC may not result in a seamless transition of responsibilities for KKC to promote the product in the profit-share territory after the transition date and the commercial success of Crysvita in the profit-share territory after the transition date will depend on, among other things, the efforts and allocation of resources of KKC.

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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical and clinical studies, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and payors on the benefits of the product candidates require significant resources and may never be successful. If our current and future products fail to achieve an adequate level of acceptance by physicians, patients, payors, and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. For example, proposals have been discussed to tie U.S. drug prices to the cost in other countries, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. Drug pricing is also expected to remain a focus for the new Presidential Administration and Congress. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

The United Kingdom’s withdrawal from the EU may have a negative effect on our business, global economic conditions, and financial markets.

On January 30, 2020, the United Kingdom formally withdrew from the EU, commonly referred to as Brexit, and the United Kingdom and EU subsequently entered into a trading agreement effective January 1, 2021. In anticipation of Brexit, we had previously adjusted our product inventory and storage plans and as such, our business and operations to date have not been materially or adversely impacted by Brexit. However, the full effects of Brexit and the impact from the trade agreement and other formal agreements between the United Kingdom and EU that may impact the regulatory framework and supply chain in Europe remain uncertain. For instance, we expect that Brexit could lead to additional processes and steps with respect to certain regulatory applications and activities, which may impact the timing of approvals or result in additional costs. Further, if the United Kingdom were to significantly alter its regulations affecting the biotechnology or pharmaceutical industries, we could face significant additional costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the U.K. and EU biotech market.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for our products, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies, our products, and our product candidates. Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technologies, our products, and our product candidates.

We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies, products and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We, independently or together with our licensors, have filed several patent applications covering various aspects of our products or product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents could impair the exclusivity position of our products or deprive us of rights necessary for the successful commercialization of any product candidates that are approved. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

Our current patents or applications covering methods of use and certain compositions of matter do not provide complete patent protection for our products and product candidates in all territories. For example, there are no issued patents covering the Crysvita composition of matter in Latin America where we have rights to commercialize the compound. Therefore, a competitor could develop the same antibody or a similar antibody as well as other approaches that target FGF23 for potential commercialization in Latin America, subject to any intellectual property rights or regulatory exclusivities awarded to us. If we cannot obtain and maintain effective patent rights for our products or product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

We may not have sufficient patent terms to effectively protect our products and business.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic or biosimilar medications.

Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may not be available to extend the patent exclusivity term for our products and product candidates, and we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. Furthermore, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations may be adversely affected.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and in-licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions.

In 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law and introduced significant changes to the prosecution of U.S. patent applications and to the procedures for challenging U.S. patents. The effects of these changes still remain unclear owing to the evolving nature of the law and the lengthy timelines associated with court system review and interpretation. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

If we are unable to maintain effective proprietary rights for our products, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our products or product candidate discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect. The confidentiality agreements entered into with our employees, consultants, scientific advisors, and contractors may not be sufficient to protect our proprietary technology and processes. The physical security of our premises and physical and electronic security of our information technology systems may not preserve the integrity and confidentiality of our data and trade secrets. These individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

The assignment agreements we enter into with our employees and consultants to assign their inventions to us, and the confidentiality agreements we enter into with our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology may not have been duly executed and we cannot assure that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

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

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be relevant to one or more of our gene therapy product candidates, certain methods that may be used in their manufacture, or certain formulations comprising one or more of our gene therapy candidates. We are also aware of certain U.S. and foreign patents owned by third parties that relate to anti-sclerostin antibodies and their use, and which a court might construe to be relevant to setrusumab. There is a risk that one or more of these third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtained a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of our biological products and product candidates.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to our biological products (Crysvita and Mepsevii) and our biological product candidates. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Moreover, it is not known whether the BPCI Act will survive in whole or in part if the Affordable Care Act is repealed by Congress or held unconstitutional by courts. As a result, its ultimate impact, implementation, meaning, and long-term existence are subject to uncertainty. Elimination or modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for our biological products and product candidates.

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

Accordingly, competitors could file ANDAs for generic versions of our small-molecule product, Dojolvi, or 505(b)(2) NDAs that reference Dojolvi. For the patents listed for Dojolvi in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

The patent protection and patent prosecution for some of our products and product candidates is dependent on third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our products or product candidates, there may be times when patents relating to our products or product candidates are controlled by our licensors. This is the case with our agreement with KKC, who is primarily responsible for the prosecution of certain patents and patent applications covering Crysvita which are licensed to us under the collaboration agreement.

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

If KKC, the University of Pennsylvania, or any of our future licensing partners fail to appropriately prosecute, maintain, and enforce patent protection for the patents covering any of our products or product candidates, our ability to develop and commercialize those products or product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, or be subject to claims that challenge the inventorship or ownership of our patents or other intellectual property, which could be expensive, time consuming, and result in unfavorable outcomes.

Competitors may infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

We may in the future also be subject to claims that former employees, collaborators, or other third parties have an interest in our patents as an inventor or co-inventor. In addition, we may have ownership disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail to successfully defend against such litigation or claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property.

Even if we are successful in defending against such litigation and claims, such proceedings could result in substantial costs and distract our management and other employees. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments related to such litigation or claims. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ certain individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Our efforts to vet our employees, consultants, and independent contractors and prevent their use of the proprietary information or know-how of others in their work for us may not be successful, and we may in the future be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distract management and other employees.

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

Risks Related to Our Business Operations

Actual or threatened public health epidemics or outbreaks, including the ongoing COVID-19 pandemic, could materially and adversely impact our business and operating results.

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

Our clinical trial activities, including the initiation and completion of such activities and the timing thereof, have been and are expected to continue to be significantly delayed or disrupted by COVID-19. For instance, enrollment of patients in certain of our clinical trials for our gene therapy product candidates have been disrupted and dosing was delayed in one of our trials. Changes in local regulations in response to COVID-19 have also required us to change the way our clinical trials are conducted and certain data from our clinical trials were delayed as a result. Further, healthcare resources have been and may continue to be diverted away from the conduct of clinical trials, such as the diversion of hospitals serving as our clinical trial sites, in response to the COVID-19 pandemic. We have also had difficulties in recruiting clinical site investigators and clinical staff for our studies, and may continue to experience such difficulties. Any of these events, including if we are required to initiate new or additional sites in response to such events, could require us to incur substantial increased expenses, delay the development and commercialization of our product candidates, delay the timing of anticipated data releases, and impact our operating results.

The COVID-19 pandemic has also impacted the timing of review of our submissions. The FDA has delayed certain key meetings or discussions with us related to one of our product candidates, which may adversely impact the progression of our clinical study for such product candidate. The pandemic has also significantly impacted our commercialization efforts for our products. Social distancing measures and travel limitations have prevented our field sales and medical teams from meeting with health care professionals, customers and patients in person and it has become increasingly difficult to maintain consistent contact with our current patients or identify new patients for our commercialized products and product candidates. Further, certain of our patients may experience interruptions in insurance coverage due to job loss or change in employment status due to the economic impact from the pandemic, which would limit patient access to our products. Effects from government budgetary constraints, either in the United States or internationally, due to the economic impact of the pandemic, such as changes to state coverage rules under Medicaid programs in the United States, could also impact continued insurance coverage and reimbursement for our products. Any of these events could impact our ability to commercialize our products and adversely affect our operating results and revenue.

The continuing spread of the COVID-19 pandemic has caused delays in delivery of ancillary clinical trial materials to us and may also impact the ability of our other suppliers to deliver drug product or raw materials on a timely basis, if at all, or result in increased costs or expenses. Facility shutdowns or operational restrictions imposed by government-imposed mandates could result in supply disruptions that could impact the availability of drug product for our clinical trials as well as our commercialized products. For instance, certain of our third party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19, which has resulted in delays or shortages in supply of such materials to us. Any of these events could adversely impact our clinical trial activities and our ability to meet commercial demand for our product and product candidates and result in loss of revenue. In response to these events, we are currently seeking alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses.

In an effort to protect the health of our employees, their families and our communities, and in accordance with shelter-in-place direction from state and local government authorities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely, including significant limitations on access to our laboratory space. The effects of the shelter-in-place and our remote working policies may negatively impact productivity and disrupt our business operations. Further, notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce, including members of our management. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Further, the safety protocols we may implement may not prevent employees from contracting COVID-19 at the workplace if and when we ease restrictions to our facilities and our employees return to work on-site. The magnitude of the adverse effect on our business operations will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

The COVID-19 pandemic has already impacted our operations and those of our third-party partners. The magnitude and extent to which the outbreak may impact or continue to impact our business operations, clinical trial activities, product candidate approvals, supply chain and commercialization of our products and product candidates will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the scope and magnitude of any resurgence in the outbreak due to virus mutations or other factors, the timing and availability of treatments and vaccines against the virus, the duration of, or implementation of additional, restrictions to contain the outbreak and the effectiveness of other actions taken in the United States and other countries to contain and address the pandemic. This pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of this Annual Report on Form 10-K.

Our future success depends in part on our ability to retain our Founder, President, and Chief Executive Officer and to attract, retain, and motivate other qualified personnel.

We are dependent on Emil D. Kakkis, M.D., Ph.D., our Founder, President, and Chief Executive Officer, the loss of whose services may adversely impact the achievement of our objectives. Dr. Kakkis could leave our employment at any time, as he is an “at will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. Our investments and efforts in human capital management may not attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of Dr. Kakkis, may impede the progress of our research, development, and commercialization objectives.

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

Even though we have orphan drug designation for Dojolvi for the treatment of fatty acid oxidation disorders in the United States and for various subtypes of LC-FAOD in Europe, as well as for Crysvita, Mepsevii, DTX301, DTX401 and UX701 in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Our operating results would be adversely impacted if our intangible assets become impaired.

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. Following the FDA approval of Dojolvi in June 2020, we have also recorded contract-based intangible assets related to our license from third parties for certain assets related to the product. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of December 31, 2020.

We may not be successful in our efforts to identify, license, discover, develop, or commercialize additional product candidates.

The success of our business depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates in addition to the continued clinical testing, potential approval, and commercialization of our existing product candidates. Research programs to identify and develop new product candidates, such as those under our collaboration with Arcturus, require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

As described above under “Item 1. Business - Government Regulation” and in the Risk Factor above entitled “ – The insurance coverage and reimbursement status of newly approved products is uncertain” there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. We expect that additional state and federal healthcare reform measures and regulations will be adopted in the future, including proposals to reduce the exclusivity protections provided to already approved biological products and to provide biosimilar and interchangeable biologic products an easier path to approval. Any of these measures and regulations could limit the amounts that federal and state governments will pay for healthcare products and services, result in reduced demand for our product candidates or additional pricing pressures and affect our product development, testing, marketing approvals and post-market activities.

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

In particular, our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations and patient privacy regulations, including the EU General Data Protection Regulation and the California Consumer Privacy Act (CCPA), as described above under “Item 1. Business – Government Regulation”. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For instance, as we and our employees increasingly use social media tools as a means of communication with the public, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause to be found in violation of applicable laws, despite our attempts to monitor such social media communications through company policies and guidelines. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, disgorgement of profits, and the curtailment or restructuring of our operations. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition and our reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Our research and development activities, including our process and analytical development activities in our quality control laboratory, and our and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates, such as viruses, and other hazardous compounds, which subjects us to laws and regulations governing such activities. In some cases, these hazardous materials and various wastes resulting from their use are stored at our or our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, and business operations or environmental damage that could result in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages—and such liability could exceed our resources—and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

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

Our security measures, internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. Risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the COVID-19 pandemic. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal or regulatory proceedings.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2.4 million shares of common stock of Arcturus and in May 2020, we exercised our option to purchase an additional 600,000 shares of Arcturus’ common stock pursuant to the terms of our equity purchase agreement with Arcturus; we subsequently sold an aggregate of 800,000 shares in December 2020. We also purchased 7,825,797 shares of common stock of Solid in October 2020. We have elected to apply the fair value option to account for our equity investments in Arcturus and Solid. As a result, increases or decreases in the stock price of Arcturus and Solid common stock will result in accompanying changes in the fair value of our investments, and cause substantial volatility in, our operating results for the reporting period. For instance, the changes in fair value of the Arcturus and Solid investments recognized in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 was a $170.4 million and $13.4 million increase, respectively, primarily due to the higher Arcturus and Solid stock price as of December 31, 2020 and 2019 compared to the prior year for Arcturus and the acquisition date for Solid. The gains in fair value of the equity investments for the years ended December 31, 2020 and 2019 decreased the amount of our net loss during those periods. If the Arcturus or Solid stock price had been lower at December 31, 2020 and 2019 compared to the prior year or the acquisition date, as applicable, we would have reported an even greater net loss for the years ended December 31, 2020 and 2019. As the fair value of our investments in Arcturus and Solid is dependent on the stock price of Arcturus and Solid, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2020, 2,980,163 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2020, 3,248,367 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted an employment inducement plan with a maximum of 500,000 shares available for grant under the plan. We plan to register all the shares under our inducement plan. In addition, we currently plan to register the increased number of shares available under the 2014 Plan and the 2014 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP or the inducement plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary operations are conducted at the leased facilities summarized in the below table. During the fourth quarter of 2020, we completed our purchase of land located in Bedford, Massachusetts and began construction of our gene therapy manufacturing facility. We believe our facilities are adequate and suitable for our current needs, and that we will be able to obtain new or additional leased space in the future when necessary.

Property Location	Use	Lease Expiration Date
Novato, California	Headquarters and office	December 2024
Novato, California	Laboratory and office	November 2028
Brisbane, California	Office	June 2026
South San Francisco, California	Laboratory and office	March 2025
Cambridge, Massachusetts	Laboratory and office	December 2023
Woburn, Massachusetts	Laboratory and office	April 2025
Woburn, Massachusetts	Laboratory and office	October 2026
Bedford, Massachusetts	Manufacturing facility	Owned property

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market since January 31, 2014 under the symbol “RARE”. As of February 8, 2021, we had 5 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from December 31, 2015 through December 31, 2020. The figures represented below assume an investment of $100 in our common stock at the closing price of $112.18 on December 31, 2015 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2015 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$62.68	$41.34	$38.76	$38.07	$123.40
NASDAQ Composite Index	^IXIC	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38
NASDAQ Biotechnology Index	^NBI	$100.00	$78.32	$94.81	$85.97	$106.95	$134.42

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

Unregistered Sales of Equity Securities

None

Issuer’s Purchases of Equity Securities

None

Item 6. Selected Financial Data

The information set forth below for the five years ended December 31, 2020 is not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year. You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Collaboration and license	$219,315	$83,493	$41,693	$2,136	$—
Product sales	38,720	20,221	9,802	476	133
Non-cash collaboration royalty revenue	12,995	—	—	—	—
Total revenues	271,030	103,714	51,495	2,612	133
Operating expenses:
Cost of sales	6,129	9,008	1,146	1	—
Research and development	412,084	357,355	293,998	231,644	183,204
Selling, general and administrative	182,933	161,524	127,724	99,909	64,936
Total operating expenses	601,146	527,887	422,868	331,554	248,140
Loss from operations	(330,116)	(424,173)	(371,373)	(328,942)	(248,007)
Interest income	7,038	13,238	9,542	4,074	3,789
Gain from sale of priority review vouchers	—	—	170,322	—	—
Change in fair value of equity investments	170,403	13,413	—	—	—
Non-cash interest expense on liability related to the sale of future royalties	(33,291)	(1,135)	—	—	—
Other income (expense)	607	(787)	(5,588)	6,530	(1,621)
Loss before income taxes	(185,359)	(399,444)	(197,097)	(318,338)	(245,839)
Provision for income taxes	(1,207)	(3,283)	(514)	16,199	(35)
Net loss	$(186,566)	$(402,727)	$(197,611)	$(302,139)	$(245,874)
Net loss per share, basic and diluted(1)	$(3.07)	$(7.12)	$(3.97)	$(7.12)	$(6.21)
Shares used to compute net loss per share, basic and diluted(1)	60,845,550	56,576,885	49,775,223	42,453,135	39,586,908

(1)

See Notes 2 and 16 to our audited consolidated financial statements of this Annual Report for an explanation of the calculations of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$1,212,039	$760,404	$459,706	$244,468	$498,111
Working capital	1,105,695	747,717	447,644	198,569	341,436
Total assets	1,759,555	1,135,496	719,558	490,753	540,626
Liability related to the sale of future royalties	335,665	315,369	—	—	—
Total stockholders' equity	1,154,375	653,764	608,908	383,454	473,974

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

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2020, including year-over-year comparisons versus the year ended December 31, 2019. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Impact of COVID-19 Pandemic

Our business operations have been and continue to be affected by the COVID-19 pandemic. In addition to some impact on our preclinical manufacturing activities and certain regulatory interactions, we have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment and dosing as a result of shelter-in-place orders or quarantines, and certain data from our gene therapy product candidates was delayed as a result of the COVID-19 pandemic. The FDA has also delayed certain key meetings or discussions with us related to one of our product candidates, which may adversely impact the progression of our clinical study for such product candidate. The continuing outbreak has caused delays in delivery of ancillary clinical trial materials as certain of our third-party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19. Social distancing measures and travel limitations in response to the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations.

As the COVID-19 global pandemic continues, we may experience lower revenue and increased expenses as a result of disruptions to our clinical trial, commercialization and regulatory activities, in addition to delays or shortages of drug product and raw materials. The magnitude and extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence. As a result, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our financial statements in 2021 and beyond. See Item 1A: "Risk Factors" for additional details.

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, gene therapy, and nucleic acid product candidates. We have three commercially approved products, Crysvita® (burosumab) for the treatment of XLH and TIO, Mepsevii® (vestronidase alfa) for the treatment of MPSVII or Sly Syndrome, and Dojolvi® (triheptanoin) for the treatment of LC-FAOD, and we anticipate having six product candidates in the clinical pipeline in 2021. Please see “Part I. Item 1. Business” above for a description of our approved products and our clinical stage pipeline products.

Financial Operations Overview

We are a biopharmaceutical company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, and developing our products and product candidates, including conducting clinical studies and providing selling, general and administrative support for these operations. To date, we have funded our operations primarily from the sale of our equity securities, the sale of certain future royalties, and strategic collaboration arrangements.

We have incurred net losses in each year since inception. Our net losses were $186.6 million and $402.7 million for the years ended December 31, 2020 and 2019. Net loss for the years ended December 31, 2020 and 2019 included a $170.4 million and $13.4 million gain, respectively, resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc. (Arcturus)

and Solid Biosciences Inc. (Solid) equity securities. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the year ended December 31, 2020, our total revenues increased to $271.0 million, compared to $103.7 million for the same period in 2019. Revenue for the year ended December 31, 2020 included $89.2 million in revenue from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) which we executed in March 2020. The remainder of the increase was driven by higher revenue from Crysvita collaboration revenue in the profit-share territory, increase in revenue for our approved products and an increase in collaboration royalty revenue.

As of December 31, 2020, we had $1,212.0 million in available cash, cash equivalents and marketable debt securities.

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

We define our critical accounting policies as those GAAP accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments are as follows:

Valuation of Acquired Intangible Assets

We have recorded acquired intangible assets related to our acquisition of Dimension Therapeutics, Inc., or Dimension, in November 2017. Intangible assets with definite useful lives are amortized over their estimated useful lives or other systematic basis and reviewed for impairment if certain events occur.

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

Revenue Recognition

Collaboration and License Revenue

We have certain license and collaboration agreements that are within the scope of Accounting Standards Codification (ASC) 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. We record our share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if we are considered as an agent in the arrangement. We are considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the consolidated statement of operations, because the provision of such services for collaborative partners are not considered to be part of our ongoing major or central operations.

We also record royalty revenues under certain of our license or collaboration agreements in exchange for license of intellectual property. If we do not have any future performance obligations for these license or collaboration agreements, royalty revenue is recorded as the underlying sales occur.

In order to record collaboration revenue, we utilize certain information from our collaboration partners, including revenue from the sale of the product, associated reserves on revenue, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses.

The terms of our collaboration and license agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606, Revenue from Contracts with Customers (ASC 606), to determine the distinct performance obligations. We analogize to ASC 606 for the accounting for distinct performance obligations for which there is a customer relationship. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on our relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost-plus margin. We estimate the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using input measures.

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

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are reviewed periodically and adjusted as necessary. Our estimates of government mandated rebates, chargebacks, estimated product returns, and other deductions depends on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payors. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Non-cash collaboration royalty revenue

Effective January 1, 2020, we sold the right to receive certain royalty payments from net sales of Crysvita in the European territories to RPI Finance Trust (RPI), an affiliate of Royalty Pharma. We record the royalty revenue from the net sales of Crysvita in the applicable European territories on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangement.

Inventory

We expense costs associated with the manufacture of our products prior to regulatory approval. Typically, capitalization of such costs begin when we have received the regulatory approval of the product. Prior to the FDA approval of Mepsevii in November 2017, Crysvita in April 2018, and Dojolvi in June 2020, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not reflected in the costs of sales after the regulatory approval date. We expect inventory to increase as we produce products and capitalize the full costs of manufacturing the products. Similarly, we expect cost of sales to increase in relation to product revenues as we deplete the previously expensed inventories prior to receiving FDA approval.

Inventory that is manufactured after regulatory approval is valued at the lower of cost and net realizable value and cost is determined using the average-cost method.

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

Proceeds from the transaction was recorded as a liability related to sale of future royalties on the balance sheet. We will amortize $320.0 million, net of transaction costs of $5.8 million using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, we estimate the total amount of future royalty payments to be received by us and paid to RPI, subject to the capped amount, over the life of the arrangement. The aggregate future estimated royalty payments, less the $314.2 million of net proceeds, will be recorded as non-cash interest expense over the life of the arrangement. Consequently, we estimate an imputed interest on the unamortized portion of the liability and record interest expense relating to the transaction. We will continue to record the royalty revenue arising from the net sales of Crysvita in the applicable European territories as non-cash royalty revenue in our Consolidated Statements of Operations over the term of the arrangement.

We periodically assess the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent future expected royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the liability and the effective interest rate. For the three months ended December 31, 2020, our effective annual interest rate was approximately 9.8%.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable European territories, most of which are not within our control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, the introduction of competing products, pricing for reimbursement in various European territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars (USD) while significant portions of the underlying European sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from European sales of Crysvita, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in Europe are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the term of the arrangement.

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

For the years ended December 31, 2020, 2019, and 2018 stock-based compensation expense was $85.7 million, $82.0 million and $80.1 million, respectively. As of December 31, 2020, we had $155.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.48 years.

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

In conjunction with the Dimension acquisition in 2017, we recorded a deferred tax liability reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability was not used to offset deferred tax assets when analyzing our valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandon development of the acquired IPR&D.

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

As of December 31, 2020, our total deferred tax assets were $561.1 million, excluding the deferred tax liability generated from the Dimension acquisition. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Revenues (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$128,597	$74,869	$53,728	72%
Crysvita royalty revenue in European territory	1,498	8,120	(6,622)	(82%)
Daiichi Sankyo	89,220	—	89,220	*
Bayer	—	504	(504)	(100%)
Total collaboration and license revenue	219,315	83,493	135,822	163%
Product sales:
Crysvita	10,350	4,286	6,064	141%
Mepsevii	15,342	12,634	2,708	21%
Dojolvi	13,028	3,301	9,727	295%
Total product sales	38,720	20,221	18,499	91%
Crysvita non-cash collaboration royalty revenue	12,995	—	12,995	*
Total revenues	$271,030	$103,714	$167,316	161%
* not meaningful

For the year ended December 31, 2020, the Company’s share of Crysvita collaboration revenue in the profit-share territory increased by $53.7 million, as compared to the same period in 2019. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

In December 2019, we sold the rights to the Crysvita royalty payments in the European territory, including the United Kingdom and Switzerland, to Royalty Pharma. Beginning in 2020, we recorded the royalty revenue as non-cash royalty revenues. During the year ended December 31, 2020, there was a change in estimate of the revenue reserves related to sales made prior to January 1, 2020. As a result, we recorded an additional $1.5 million as royalty revenue in the European territory.

In March 2020, we executed a license agreement with Daiichi Sankyo, pursuant to which we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We will also provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. For the year ended December 31, 2020, we recognized $89.2 million as collaboration and license revenue from this arrangement. As of December 31, 2020, we expect to recognize a substantial majority of the remaining contract liabilities balance of $66.6 million as revenue over the technology transfer service period, which is currently estimated to be complete by the end of 2021.

The decrease in collaboration and license revenue from our research arrangement with Bayer was due to the transition of the clinical development to Bayer as part of the research arrangement.

The increase in product sales of $18.5 million for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to the launch of Dojolvi in the United States in the third quarter of 2020, continuing increase in demand for Crysvita and Mepsevii, and an increase in sales of Dojolvi under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Cost of sales	$6,129	$9,008	$(2,879)	(32%)

Cost of sales related to our approved products decreased by $2.9 million for the year ended December 31, 2020, compared to the same period in 2019. The cost of sales for the year ended December 31, 2020 included a credit for the manufacturing of future inventory batches with an estimated value of $4.6 million and was agreed to during the period with one of our manufacturers due to certain inventory batches that did not meet specified quality standards. The Company previously recorded reserves of $5.7 million on these inventory batches during the year ended December 31, 2019. For the year ended December 31, 2020, we recorded an additional $3.0 million in reserves related to inventory in excess of our forecasted demand. The decrease in cost of sales for the year ended December 31, 2020 compared to the same period in 2019 was due to the reserve on inventory batches recorded in 2019 and related manufacturing credit recorded in 2020, partially offset by an increase in demand for our approved products, the launch of Dojolvi in the third quarter of 2020, and the increase in reserve for excess inventory.

Prior to the approval of our products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the year ended December 31, 2020. If manufacturing and related costs were capitalized prior to the approval period and the credit of $4.6 million as noted above were excluded, we estimate that cost of sales for the years ended December 31, 2020 and 2019 would have been approximately $11.4 million and $9.7 million, respectively, for our commercial product sales. These estimates include the additional $3.0 million and $5.7 million of reserves on inventory for the year ended December 31, 2020 and 2019, respectively. We expect our gross margin percentage to decrease as we produce approved products that reflect the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving approval.

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Crysvita	$29,270	$37,872	$(8,602)	(23%)
Mepsevii	13,738	17,299	(3,561)	(21%)
Dojolvi	34,678	36,652	(1,974)	(5%)
DTX401	39,235	33,245	5,990	18%
DTX301	39,193	39,191	2	0%
GTX102	28,100	20,172	7,928	39%
Translational research	103,087	57,300	45,787	80%
Other research costs	124,783	115,624	9,159	8%
Total research and development expenses	$412,084	$357,355	$54,729	15%
Research and development expenses increased $54.7 million for the year ended December 31, 2020 compared to the same period in 2019. The increase in research and development expenses was primarily due to:

•

for Crysvita, a decrease of $8.6 million primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities, net of KKC reimbursement;

•

for Mepsevii, a decrease of $3.6 million primarily related to reduced clinical trial activity with the progressive completion of our extension studies and reduced allocation of employees and contractors to R&D support activities;

•

for Dojolvi, a decrease of $2.0 million primarily related to the impact of inventory capitalization of commercial manufacturing costs post-approval by the FDA in June 2020 and NDA filing costs incurred in 2019;

•

for DTX401, a net increase of $6.0 million, primarily related to close out costs for one of our manufacturing sites, as well as the timing of clinical drug substance manufacturing activities and drug product batch releases, including a credit for the manufacturing of future batches with an estimated value of $2.9 million that was agreed to in 2020 with one of our manufacturers due to certain batches that did not meet specified quality standards, in addition to increased internal and clinical vendor expenses in preparation for our Phase 3 trial;

•	for DTX301, a nominal increase, primarily related to the timing of clinical drug substance manufacturing activities and drug product batch releases;
•

for GTX102, an increase of $7.9 million, primarily due to the $25.0 million option extension payment to GeneTx that occurred in 2020, compared to the $20.0 million upfront payment to GeneTx that occurred in 2019;

•

for translational research, an increase of $45.8 million primarily related to research, process development, and manufacturing activities, including the progression of our UX701, UX053, and UX068 programs toward IND filings; and in 2020, the $7.0 million payment to REGNEXBIO for exclusive, worldwide rights to NAV AAV8 and AAV9 vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder; and

•

an increase of $9.2 million in other research and development costs primarily related to the one-time in-process R&D expense of $13.2 million related to the Solid Collaboration and License Agreement incurred in October 2020 and increases in general operating, facilities, IT, and other overhead expenses in support of our clinical and research program pipeline, partially offset by reduced clinical trial expense for the wind-down of the UX007 Glut 1 program.

We expect our annual research and development expenses to continue to increase in the future as we advance our product candidates such as UX143 through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs, and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Selling, general and administrative	$182,933	$161,524	$21,409	13%

Selling, general and administrative expenses increased $21.4 million for the year ended December 31, 2020 compared to the same period in 2019. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs, partially offset by lower travel and related expenses due to travel restrictions in connection with the COVID-19 pandemic.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Interest income	$7,038	$13,238	$(6,200)	(47%)

Interest income decreased $6.2 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to lower portfolio yields as a result of lower interest rates during the year ended December 31, 2020.

Change in Fair Value of Equity Investments (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Change in fair value of equity investments	$170,403	$13,413	$156,990	1170%

The increase in the fair value of our equity investments of $157.0 million for the year ended December 31, 2020 was due to the increase in our unrealized gains from the remeasurement of the Arcturus common stock, and the realized gains from the sale of a portion of the Company’s Arcturus common stock holdings, resulting in an increase in net change of $124.5 million, and the unrealized gains on our investment in Solid common stock of $32.5 million. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$33,291	$1,135	$32,156	2833%

The increase in the non-cash interest expense on liability related to the sale of future royalties of $32.2 million for the year ended December 31, 2020 was due to the interest accreted on the liability related to the sale of future royalties for net sales of Crysvita in the European territory pursuant to the Royalty Purchase Agreement entered into with RPI in December 2019. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Other income (expense)	$607	$(787)	$1,394	(177%)

Other income (expense) increased $1.4 million for the year ended December 31, 2020 compared to the same period in 2019. The fluctuations were primarily due to fluctuations in foreign exchange rates.

Provision for income taxes

	Year Ended December 31,		Dollar	%
	2020	2019	Change	Change
Provision for income taxes	$(1,207)	$(3,283)	$2,076	(63%)

The provision for incomes taxes decreased by $2.1 million for the year ended December 31, 2020 compared to the same period in 2019. The decrease was primarily due to changes in state tax apportionment which resulted in an increase in the deferred tax liability from the acquisition of Dimension that was recorded in 2019.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, the sale of certain future royalties, and strategic collaboration arrangements.

As of December 31, 2020, we had $1,212.0 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In December 2019, we received net proceeds of $314.2 million from the sale of future royalties to RPI. In March 2020, we received $75.0 million in cash from the sale of 1,243,913 shares of our common stock to Daiichi Sankyo and in April 2020, we received $125.0 million in an upfront payment related to the Daiichi Sankyo License Agreement. In November 2020, we completed an underwritten public offering in which we sold 5,111,110 shares of common stock and received net proceeds of $435.6 million. In December 2020, we sold 800,000 shares of Arcturus common stock and received net proceeds of $79.8 million. During the year ended December 31, 2020, the proceeds from our at-the-market, or ATM, offering was $20.4 million, after commissions and other offering costs. As of December 31, 2020, we had completed the sale of all available amounts under our ATM facility.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash used in operating activities	$(132,220)	$(345,383)	$(290,566)
Cash used in investing activities	(179,121)	(13,039)	(33,331)
Cash provided by financing activities	600,272	679,306	336,853
Effect of exchange rate changes on cash	1,119	(165)	(472)
Net increase in cash, cash equivalents, and restricted cash	$290,050	$320,719	$12,484

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

Cash used in operating activities for the year ended December 31, 2020 was $132.2 million and reflected a net loss of $186.6 million, $170.4 million for a change in fair value of equity investments from Arcturus and Solid and $13.0 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $85.7 million for stock-based compensation, $12.3 million for depreciation, $0.8 million for the amortization of the premium paid on purchased investments, and $33.3 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $1.3 million decrease due to an increase in inventory for Mepsevii and Dojolvi. These decreases were offset by a $9.8 million increase due to a decrease in accounts receivable primarily related to change in the timing of billing to a collaboration partner, a $2.7 million increase due to decrease in prepaid expenses and other assets primarily related to a change in the timing of billing to a collaboration partner, a $26.9 million increase in accounts payable, accrued, and other liabilities primarily due to an increase in annual accrued bonus due to higher employee headcount and attainment of company goals, and an increase of $66.6 million in contract liabilities, net, related to the license agreements with Daiichi Sankyo.

Cash used in operating activities for the year ended December 31, 2019 was $345.4 million and reflected a net loss of $402.7 million, $6.2 million for the amortization of the discount paid on purchased investments, and $13.4 million for an unrealized gain in the Arcturus equity investment, offset by non-cash charges of $82.0 million for stock-based compensation, $8.5 million for depreciation and amortization, $0.7 million non-cash foreign currency remeasurement losses in connection with fluctuations of exchange rates related to intercompany transactions with foreign subsidiaries that are denominated in our reporting currency, and $1.1 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $20.1 million decrease due to an increase in accounts receivable from the commercialization of Mepsevii and Crysvita, a $4.5 million decrease due to an increase in inventory as we build out our commercial inventory supplies as we commercialize Mepsevii, and a $8.2 million decrease due to an increase in prepaid expenses and other assets primarily due to an increase in general receivables, amounts due from a collaboration partner, and amounts owed for a tenant improvement allowance. These decreases were offset by a $13.3 million increase in accounts payable, accrued, and other liabilities primarily due to increased commercial and research activities and the timing of payments and receipt of invoices offset by the derecognition of deferred rent obligations for the new lease accounting guidance and a $2.1 million increase in deferred tax liabilities due to adjustments made related to the Dimension acquisition.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2020 was $179.1 million and related to purchases of property, plant, and equipment of $43.9 million, which includes $21.1 million paid for the acquisition of the land and ongoing construction costs for the gene therapy manufacturing plant in Bedford, Massachusetts, purchases of marketable debt securities of $813.2 million, purchases of equity investments of $37.1 million primarily related to $26.8 million for the purchase of Solid shares and $9.6 million for the exercise of the option to purchase additional Arcturus shares, and other activities of $5.6 million that included $3.3 million for the purchase of a convertible notes receivable and the milestone payments of $2.3 million recorded as an intangible asset resulting from the FDA approval of Dojolvi, offset by proceeds from maturities of marketable debt securities of $589.8 million, the sale of Arcturus common stock of $79.8 million, and the sale of marketable debt securities of $51.0 million.

Cash used in investing activities for the year ended December 31, 2019 was $13.0 million and related to purchases of property, plant, and equipment of $24.8 million, purchases of marketable debt securities of $692.8 million, and the purchase of the Arcturus equity investment of $14.3 million, offset by proceeds from maturities of marketable debt securities of $676.2 million and the sale of marketable debt securities of $42.7 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $600.3 million and was comprised of $435.6 million in net proceeds from the issuance of sale of common stock in our underwritten public offering, $55.3 million in net proceeds from the issuance of common stock in connection with the license agreement with Daiichi Sankyo in March 2020, $20.4 million in net proceeds from the issuance of common stock from our ATM offering, and $89.3 million in net proceeds from the issuance of common stock upon the exercise of warrants and stock options, net of taxes withheld from the vesting of restricted stock units, offset by other activities of $0.2 million in principal repayments of finance leases.

Cash provided by financing activities for the year ended December 31, 2019 was $679.3 million and was comprised of $314.2 million related to net proceeds from the sale of future royalties to Royalty Pharma, $330.4 million in net proceeds from the issuance of common stock in our underwritten public offering, $24.8 million in net proceeds from the issuance of common stock from our ATM offering, and $9.8 million in net proceeds from the issuance of common stock upon the exercise of stock options, offset by taxes withheld from the vesting of restricted stock units.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We will likely require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, and to further develop our general infrastructure, including construction of our GMP gene therapy manufacturing facility, and such funding may not be available to us on acceptable terms or at all.

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

Contractual Obligations

We have contractual obligations from our operating and finance leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at December 31, 2020 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating and finance leases	$11,931	$24,784	$16,566	$3,456	$56,737
Manufacturing and service contracts	4,330	472	—	—	4,802
Land and building construction agreement	26,078	382	—	—	26,460
License and collaboration agreement*	50,000	—	—	—	50,000
Total	$92,339	$25,638	$16,566	$3,456	$137,999

* Includes a $50.0 million purchase commitment with Mereo BioPharma Group plc under the license and collaboration agreement which was subsequently paid in January 2021 upon the closing of the transaction

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The above table excludes such obligations as the amount and timing of such obligations are unknown or uncertain, which potential obligations are further described in Notes 9 and 15 to the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

None

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity investments that we hold in Arcturus and Solid. The carrying value of our equity investment held in Arcturus was $95.4 million and $27.8 million as of December 31, 2020 and 2019, respectively, and the carrying value of our equity investment held in Solid was $59.3 million as of December 31, 2020. If the Arcturus or Solid stock price had been lower at December 31, 2020 compared to December 31, 2019, we would have reported an even greater net loss for the year ended December 31, 2020. A hypothetical 10 percent decrease in the market price for our equity investments as of December 31, 2020 and 2019 would decrease the fair value by $15.5 million and $2.7 million, respectively. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value of our investments in Arcturus and Solid is subject to wide fluctuations which may have a significant impact on our net income (loss) in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2020 and 2019, we had cash, cash equivalents, and marketable debt securities totaling $1,212.0 million and $760.4 million, respectively, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. Due to the COVID-19 pandemic and the reduction of rates by the U.S. Federal Reserve, we expect that the interest yield on our investments may continue to decrease. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of December 31, 2020 and 2019. To date, we have not experienced a loss of principal on any of our investments and as of December 31, 2020, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the year ended December 31, 2020, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2020. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that such internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultragenyx Pharmaceutical Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

February 11, 2021

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to information in the proxy statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates (the “2021 Proxy Statement”), including under the headings “Proposal No. 1—Election of Class II Directors,” “Information About Our Executive Officers,” “Corporate Governance—Global Code of Conduct,” “Proposal No. 1—Election of Class II Directors—Nomination of Directors,” “Board of Directors and Committees,” and, as applicable, “Delinquent Section 16(a) Reports.” We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, or Code of Ethics. Our Code of Ethics is posted on our corporate governance website located at www.ultragenyx.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2021 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” “Board of Directors and Committees—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Risk Management and Mitigation,” and “Executive Compensation—Compensation Committee Report.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2021 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2021 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2021 Proxy Statement, including under the heading “Proposal No. 2—Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

(b)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.3	Description of Common Stock	10-K	2/14/2020	4.3
10.1†	Collaboration and License Agreement, effective as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1

10.2	Amendment No. 1 to Collaboration and License Agreement, effective as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.3	Amendment No. 2 to Collaboration and License Agreement, effective as of November 28, 2016, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.3
10.4†	Amendment No. 3 to Collaboration and License Agreement, effective September 29, 2017, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.4
10.5†	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.5
10.6†	Amendment No. 5 to Collaboration and License Agreement, effective as of April 30, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	8/3/2018	10.1
10.7*	Amendment No. 6 to Collaboration and License Agreement, effective as of February 1, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.2
10.8*	Amendment No. 7 to Collaboration and License Agreement, effective as of December 5, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.3
10.9*	Amendment No. 8 to Collaboration and License Agreement, effective as of July 4, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd. (formerly, Kyowa Hakko Kirin Co., Ltd.)	10-Q	8/2/2019	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.10*	Amendment No. 9 to Collaboration and License Agreement, effective December 23, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/14/2020	10.10
10.11*	Amendment No. 10 to Collaboration and License Agreement, effective as of April 1, 2020, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	5/7/2020	10.2
10.12*	License Agreement, dated as of September 20, 2012, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute				X
10.13*	Amendment to the License Agreement, dated as of March 22, 2013, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute				X
10.14†	Exclusive License Agreement, dated as of November 22, 2010, between Ultragenyx Pharmaceutical Inc. and Saint Louis University	S-1/A	12/23/2013	10.8
10.15†	License Agreement, dated October 30, 2013, by and between Dimension Therapeutics, Inc. and REGENXBIO Inc. (f/k/a ReGenX Biosciences, LLC), as amended	10-K	2/21/2018	10.13
10.16†	Option and License Agreement, dated March 10, 2015, by and between Dimension Therapeutics, Inc. and REGENXBIO Inc.	10-K	2/21/2018	10.14
10.17*	First Amendment to Option and License Agreement, dated March 18, 2019, by and between REGENXBIO, Inc. and Ultragenyx Pharmaceutical Inc. (as assignee of Dimension Therapeutics, Inc.)	10-Q	5/7/2019	10.1
10.18*	Amended and Restated Collaboration Agreement and License Agreement, dated June 3, 2019, between Ultragenyx Pharmaceutical Inc. and Bayer Healthcare LLC	10-Q	8/2/2019	10.2
10.19†	Research, Collaboration and License Agreement, dated as of May 5, 2016, by and between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania, as amended	10-K	2/21/2018	10.16
10.20†	3rd Amendment to Research, Collaboration and License Agreement, entered into as of October 30, 2017, by and between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania	10-K	2/21/2018	10.17

10.21†	Commercial Supply and Services Agreement – Drug Substance, effective December 7, 2017, between Ultragenyx Europe GmbH and Rentschler Biopharma SE	10-K	2/21/2018	10.18

10.22†	Commercial Supply and Services Agreement – Drug Product, effective January 31, 2018, between Ultragenyx Europe GmbH and Rentschler Biopharma SE	10-K	2/21/2018	10.19

10.23	Supply Agreement, dated as of November 19, 2012, between Ultragenyx Pharmaceutical Inc. and CREMER OLEO GmbH & Co KG	10-K	2/21/2018	10.11

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.24*	Master Services Agreement, dated April 8, 2019, between Ultragenyx Pharmaceutical Inc. and Aenova Haupt Pharma Wolfratshausen GmbH				X
10.25*	Royalty Purchase Agreement, dated as of December 17, 2019, between Ultragenyx Pharmaceutical Inc. and RPI Finance Trust	10-K	2/14/2020	10.25
10.26	Equity Purchase Agreement, dated as of June 18, 2019 by and among Ultragenyx Pharmaceutical Inc. and Arcturus Therapeutics Ltd.	10-Q	7/30/2020	10.1
10.27#	2011 Equity Incentive Plan (including forms of Stock Option Grant Notice and Stock Option Agreement thereunder)	S-1	11/8/2013	10.11
10.28#	Amendment to the 2011 Equity Incentive Plan	S-1	11/8/2013	10.12
10.29#	2014 Incentive Plan (as amended)	10-K	2/17/2017	10.20
10.30#	Form of Incentive Stock Option Agreement	S-1/A	1/17/2014	10.14
10.31#	Form of Non Statutory Stock Option Agreement (Employees)	S-1/A	1/17/2014	10.15
10.32#	Form of Non Statutory Stock Option Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.3
10.33#	Form of Non-Statutory Stock Option Agreement (Directors)	S-1/A	1/17/2014	10.16
10.34#	Form of Restricted Stock Unit Agreement (Employees)	10-Q	5/10/2016	10.1
10.35#	Form of Restricted Stock Unit Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.2
10.36#	Form of Restricted Stock Unit Agreement (Directors)	S-1/A	1/17/2014	10.18
10.37#	Form of Performance Stock Unit Agreement (Current Employees)	10-K	2/21/2018	10.31
10.38#	Form of Performance Stock Unit Agreement (New Employees)	10-K	2/21/2018	10.32
10.39#	Form of Performance Stock Unit Agreement (2019)	10-Q	5/7/2019	10.4
10.40#	Form of Performance Stock Unit Agreement (2020)	10-Q	5/7/2020	10.3
10.41#	2014 Employee Stock Purchase Plan (as amended)	10-K	2/17/2017	10.28
10.42#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27
10.43#	Employment Inducement Plan				X
10.44#	Form of Non Statutory Stock Option Agreement (Inducement Plan)				X
10.45#	Form of Non Statutory Stock Option Agreement (Inducement Plan) (ex-US)				X
10.46#	Form of Restricted Stock Unit Agreement (Inducement Plan)				X
10.47#	Form of Restricted Stock Unit Agreement (Inducement Plan)(ex-US)				X
10.48#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18

10.49#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.50#	Offer Letter, dated as of October 31, 2011, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	S-1	11/8/2013	10.19

10.51#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.52#	Transition Letter Agreement, dated as of March 5, 2020, between Ultragenyx Pharmaceutical Inc. and Shalini Sharp	8-K	3/6/2020	10.1

10.53#	Amendment, dated as of August 28, 2020 to Transition Letter Agreement between Ultragenyx Pharmaceutical Inc. and Shalini Sharp dated as of March 5, 2020	8-K	9/2/2020	10.2
10.54#	Amendment No. 2, dated as of October 8, 2020, to Transition Letter Agreement between Ultragenyx Pharmaceutical Inc. and Shalini Sharp dated as of March 5, 2020, as amended on August 28, 2020	8-K	10/13/2020	10.2
10.55#	Offer Letter, dated as of August 28, 2020 between Ultragenyx Pharmaceutical Inc. and Mardi C. Dier.	8-K	9/2/2020	10.1
10.56#	Amendment, dated as of, October 9, 2020 to the Offer Letter between Ultragenyx Pharmaceutical Inc. and Mardi C. Dier dated August 28, 2020	8-K	10/13/2020	10.1

10.57#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3

10.58#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-K	2/17/2017	10.36

10.59#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-K	2/17/2017	10.37

10.60#	Offer Letter, dated as of January 15, 2018, between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.	10-K	2/21/2018	10.46

10.61#	Offer Letter, dated May 16, 2017, by and between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.4
10.62#	Addendum #1, dated August 8, 2017, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.5

10.63#	Addendum #2, dated June 19, 2019, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.6

10.64#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.65	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22

10.66	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.67	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35

10.68	Addendum #3 to Standard Lease, effective as of February 12, 2014, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1

10.69	Addendum #4 to Standard Lease, effective as of March 9, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1

10.70	Addendum #5 to Standard Lease, effective as of April 7, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38

10.71	Addendum #6 to Standard Lease, effective as of April 29, 2019, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-Q	8/2/2019	10.3

10.72	Lease Agreement between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc., dated as of December 8, 2015	10-K	2/26/2016	10.43

10.73	Indenture of Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC, dated March 11, 2014, as amended	10-K	2/21/2018	10.64

10.74	Second Lease Amendment to the Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC, dated April 28, 2017	10-K	2/21/2018	10.65

10.75	Third Lease Amendment to the Lease between Ultragenyx Pharmaceutical Inc. and Rivertech Associates II, LLC, effective December 31, 2018	10-K	2/20/2019	10.66

10.76	Lease Agreement, by and between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, dated November 2, 2015, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.	10-K	2/21/2018	10.66

10.77	First Amendment to Lease Agreement, dated March 20, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	5/8/2018	10.6

10.78	Second Amendment to Lease Agreement, made July 1, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	8/3/2018	10.3
10.79	Third Amendment, dated July 29, 2019, to the Lease Agreement dated October 30, 2015 by and between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	7/30/2020	10.2
10.80	Amended and Restated Fourth Amendment, dated August 4, 2020, to the Lease Agreement dated October 30, 2015 by and between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	10/27/2020	10.5

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.81	Lease Agreement, dated December 15, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.				X
10.82	First Amendment, dated September 20, 2020, to the Lease Agreement dated December 15, 2019 between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.				X
10.83	Second Amendment, dated October 21, 2020, to the Lease Agreement dated December 15, 2019 between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.				X

10.84	Office Lease, dated April 19, 2019, between Ultragenyx Pharmaceutical Inc. and Woburn MCB II, LLC	10-K	2/14/2020	10.70

10.85	Commercial Lease, dated July 2, 2018, between Ultragenyx Pharmaceutical Inc. and 32 Leveroni LLC	10-K	2/14/2020	10.71
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
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

X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

†	Confidential treatment has been granted with respect to certain portions (indicated by asterisks) of this exhibit. Omitted portions have been filed separately with the SEC.

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
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer

Date: February 11, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil D. Kakkis, M.D., Ph.D. and Mardi C. Dier, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.
	President and Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021
/s/ Mardi C. Dier Mardi C. Dier	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2021
/s/ Theodore A. Huizenga Theodore A. Huizenga	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 11, 2021
/s/ Daniel G. Welch Daniel G. Welch	Chairman of the Board	February 11, 2021
/s/ William Aliski William Aliski	Director	February 11, 2021
/s/ Deborah Dunsire Deborah Dunsire, M.D.	Director	February 11, 2021
/s/ Lars Ekman Lars Ekman, M.D., Ph.D.	Director	February 11, 2021
/s/ Matthew K. Fust Matthew K. Fust	Director	February 11, 2021
/s/ Michael Narachi Michael Narachi	Director	February 11, 2021
/s/ Clay B. Siegall Clay B. Siegall, Ph.D.	Director	February 11, 2021
/s/ Shehnaaz Suliman	Director	February 11, 2021
Shehnaaz Suliman, M.D.

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

To test net product sales, our audit procedures included, among others, tracing a sample of revenue transactions recognized during the year to source documentation. We also confirmed a sample of outstanding receivable balances directly with the Company’s customers. To test management’s estimates of rebates, chargebacks and returns, we obtained management’s calculations for the respective estimates and performed one or more of the following procedures: tested management’s estimation process to assess whether the recorded reserve balances are within a reasonable range of estimate, performed retrospective reviews, assessed subsequent events, and tested a sample of credits issued throughout the year.

Liability related to the sale of future royalties
Description of the Matter

As discussed in Note 10, the Company entered into a royalty purchase agreement in 2019, in which the Company sold its right to receive royalty payments arising from the net sales of Crysvita in the European market in exchange for $320 million. The proceeds from the transaction were recorded as a liability that is being amortized using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be paid to the counterparty, subject to the capped amount, over the life of the arrangement. The Company estimates an imputed interest on the unamortized portion of the liability and records interest expense relating to the transaction.

Auditing the Company’s liability related to the sale of future royalties was complex due to the subjective judgments required to forecast the expected royalty payments subject to the agreement. Specifically, the forecasted revenues of Crysvita in the European market involved significant estimation uncertainty.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the liability related to the sale of future royalties, including controls over the Company’s estimates of projected sales of Crysvita in the European market.

To test management’s estimates of the future royalties and the imputed effective interest rate, we performed audit procedures that included, among others, evaluating the reasonableness of management’s assumptions related to the treatable patient population, estimated pricing and reimbursement, and the rate of adoption. We compared the significant assumptions with historical trends of actual sales, analyst expectations and performed sensitivity analyses of estimated future royalties to evaluate the impact of the changes in the future royalties on the implied effective interest rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Jose, California

February 11, 2021

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$713,526	$433,584
Marketable debt securities	488,007	321,646
Accounts receivable, net	23,093	32,844
Inventory	13,048	11,546
Prepaid expenses and other current assets	57,630	51,397
Total current assets	1,295,304	851,017
Property, plant, and equipment, net	73,515	44,348
Equity investments	155,375	27,752
Marketable debt securities	10,506	5,174
Right-of-use assets	40,524	30,328
Intangible assets, net	131,113	129,000
Goodwill	44,406	44,406
Other assets	8,812	3,471
Total assets	$1,759,555	$1,135,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,923	$12,871
Accrued liabilities	108,491	83,194
Contract liabilities	59,219	—
Lease liabilities	8,976	7,235
Total current liabilities	189,609	103,300
Contract liabilities	7,349	—
Lease liabilities	39,251	29,757
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	335,665	315,369
Total liabilities	605,180	481,732
Commitments and contingencies (Notes 8 and 15)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of December 31, 2020 and 2019	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 66,818,520 and 57,838,220 shares issued and outstanding as of December 31, 2020 and 2019, respectively	67	58
Additional paid-in capital	2,773,195	2,086,863
Accumulated other comprehensive income (loss)	689	(147)
Accumulated deficit	(1,619,576)	(1,433,010)
Total stockholders’ equity	1,154,375	653,764
Total liabilities and stockholders’ equity	$1,759,555	$1,135,496

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Collaboration and license	$219,315	$83,493	$41,693
Product sales	38,720	20,221	9,802
Non-cash collaboration royalty revenue	12,995	—	—
Total revenues	271,030	103,714	51,495
Operating expenses:
Cost of sales	6,129	9,008	1,146
Research and development	412,084	357,355	293,998
Selling, general and administrative	182,933	161,524	127,724
Total operating expenses	601,146	527,887	422,868
Loss from operations	(330,116)	(424,173)	(371,373)
Interest income	7,038	13,238	9,542
Gain from sale of priority review vouchers	—	—	170,322
Change in fair value of equity investments	170,403	13,413	—
Non-cash interest expense on liability related to the sale of future royalties	(33,291)	(1,135)	—
Other income (expense)	607	(787)	(5,588)
Loss before income taxes	(185,359)	(399,444)	(197,097)
Provision for income taxes	(1,207)	(3,283)	(514)
Net loss	$(186,566)	$(402,727)	$(197,611)
Net loss per share, basic and diluted	$(3.07)	$(7.12)	$(3.97)
Shares used in computing net loss per share, basic and diluted	60,845,550	56,576,885	49,775,223

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(186,566)	$(402,727)	$(197,611)
Other comprehensive income:
Foreign currency translation adjustments	735	23	(303)
Transfer of currency translation adjustments balance to other income related
to the liquidation of foreign subsidiaries	—	—	5,272
Unrealized gain on available-for-sale securities	101	463	78
Other comprehensive income:	836	486	5,047
Total comprehensive loss	$(185,730)	$(402,241)	$(192,564)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	44,167,071	$44	$1,221,762	$(5,680)	$(832,672)	$383,454
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,043,860	5	270,964	—	—	270,969
Issuance of common stock in connection with at-the-market offering, net of issuance costs	640,257	1	38,055	—	—	38,056
Stock-based compensation expense	—	—	81,165	—	—	81,165
Issuance of common stock under equity plan awards, net of tax	1,009,400	1	27,827	—	—	27,828
Other comprehensive income	—	—	—	5,047	—	5,047
Net loss	—	—	—	—	(197,611)	(197,611)
Balance as of December 31, 2018	50,860,588	51	1,639,773	(633)	(1,030,283)	608,908
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,833,333	6	330,409	—	—	330,415
Issuance of common stock in connection with at-the-market offering, net of issuance costs	468,685	—	24,828	—	—	24,828
Stock-based compensation expense	—	—	82,025	—	—	82,025
Issuance of common stock under equity plan awards, net of tax	675,614	1	9,828	—	—	9,829
Other comprehensive income	—	—	—	486	—	486
Net loss	—	—	—	—	(402,727)	(402,727)
Balance as of December 31, 2019	57,838,220	58	2,086,863	(147)	(1,433,010)	653,764
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,111,110	5	435,551	—	—	435,556
Issuance of common stock in connection with license agreement, net of issuance costs	1,243,913	1	55,267	—	—	55,268
Issuance of common stock in connection with at-the-market offering, net of issuance costs	283,333	—	20,391	—	—	20,391
Stock-based compensation expense	—	—	85,833	—	—	85,833
Issuance of common stock upon exercise of warrants and under equity plan awards, net of tax	2,341,944	3	89,290	—	—	89,293
Other comprehensive income	—	—	—	836	—	836
Net loss	—	—	—	—	(186,566)	(186,566)
Balance as of December 31, 2020	66,818,520	$67	$2,773,195	$689	$(1,619,576)	$1,154,375

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(186,566)	$(402,727)	$(197,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	85,735	81,995	80,107
Amortization of premium (discount) on marketable debt securities, net	848	(6,214)	(2,641)
Depreciation and amortization	12,261	8,539	19,538
Foreign currency remeasurement (gain) loss	(221)	688	5,309
Change in fair value of equity investments	(170,403)	(13,413)	—
Non-cash collaboration royalty revenue	(12,995)	—	—
Non-cash interest expense on liability related to the sale of future royalties	33,291	1,135	—
Gain from sale of priority review vouchers	—	—	(170,322)
Other	1,167	1,933	(156)
Changes in operating assets and liabilities:
Accounts receivable	9,840	(20,104)	(7,583)
Inventory	(1,346)	(4,451)	(5,283)
Prepaid expenses and other assets	2,748	(8,216)	(14,285)
Accounts payable, accrued, and other liabilities	26,853	13,312	2,361
Contract liabilities, net	66,568	—	—
Deferred tax liabilities	—	2,140	—
Net cash used in operating activities	(132,220)	(345,383)	(290,566)
Investing activities:
Purchase of property, plant, and equipment	(43,905)	(24,832)	(4,076)
Purchase of marketable debt securities	(813,237)	(692,824)	(509,796)
Purchase of equity investments	(37,062)	(14,339)	—
Proceeds from sale of marketable debt securities	50,990	42,718	7,655
Proceeds from sale of equity investment	79,842	—	—
Proceeds from maturities of marketable debt securities	589,806	676,238	302,564
Proceeds from sale of priority review vouchers	—	—	170,322
Other	(5,555)	—	—
Net cash used in investing activities	(179,121)	(13,039)	(33,331)
Financing activities:
Proceeds from the sale of future royalties, net	—	314,234	—
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	435,556	330,415	270,969
Proceeds from the issuance of common stock in connection with the license agreement, net	55,268	—	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net	20,391	24,828	38,056
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	89,293	9,829	27,828
Other	(236)	—	—
Net cash provided by financing activities	600,272	679,306	336,853
Effect of exchange rate changes on cash	1,119	(165)	(472)
Net increase in cash, cash equivalents, and restricted cash	290,050	320,719	12,484
Cash, cash equivalents, and restricted cash at beginning of year	436,244	115,525	103,041
Cash, cash equivalents, and restricted cash at end of year	$726,294	$436,244	$115,525

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures of non-cash investing and financing information:
Acquired lease liabilities arising from obtaining right-of-use assets	$18,775	$21,861	$—
Stock-based compensation capitalized into ending inventory	$1,304	$1,206	$1,058
Costs of property and equipment included in accounts payable, accrued, and other liabilities	$8,515	$10,367	$1,192

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements

1.       Organization and Basis of Presentation

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company has three commercially approved products. Crysvita® (burosumab) is approved in the United States by the U.S. Food and Drug Administration (FDA) and in Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and is approved in the European Union (EU) and the United Kingdom, for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil and Mexico, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. Crysvita was approved by the FDA on June 18, 2020 for the treatment of fibroblast growth factor 23 (FGF23)-related hypophosphatemia in tumor-induced osteomalacia (TIO), associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

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

In addition to the approved products, the Company has the following ongoing clinical development programs: DTX401 is an adeno-associated virus 8 (AAV8) gene therapy product candidate for the treatment of patients with glycogen storage disease type Ia (GSDIa); and DTX301 is an AAV8 gene therapy product candidate in development for the treatment of patients with ornithine transcarbamylase (OTC) deficiency, the most common urea cycle disorder. UX143 (setrusumab) which the Company began collaborating on the development with Mereo BioPharma 3 Limited (Mereo) beginning in January 2021, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with osteogenesis imperfect (OI). GTX-102 is an antisense oligonucleotide, or ASO, which the Company is collaborating on the development with GeneTx Biotherapeutics LLC (GeneTx) for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. UX701 is an AAV type 9 gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease. The Company operates as one reportable segment.

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that the Company will likely need to raise additional capital to fully implement its business plans. Through December 31, 2020, the Company has relied primarily on its sale of equity securities, its sale of future royalties, and strategic collaboration arrangements, to finance its operations.

The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2.       Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Ultragenyx Pharmaceutical Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, stock-based compensation, and the liability related to the sale of future royalties. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted cash primarily consists of money market accounts used as collateral for the Company’s obligations under its facility leases and the gene therapy building construction project.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$713,526	$433,584	$113,432
Restricted cash included in prepaid expenses and other current assets	10,847	161	271
Restricted cash included in other assets	1,921	2,499	1,822
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$726,294	$436,244	$115,525

Marketable Debt Securities

All marketable debt securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investments with a maturity of one year or less from the balance sheet date are reported as current marketable debt securities and investments with a maturity of greater than one year from the balance sheet date are reported as non-current marketable debt securities. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. Interest on investments is included in interest income.

Equity Investments

In June 2019, the Company entered into an amendment to the Research Collaboration and License Agreement and an Equity Purchase Agreement with Arcturus Therapeutics Holdings Inc. (Arcturus). Pursuant to the Equity Purchase Agreement, the Company purchased 2,400,000 shares of common stock and received an option to purchase an additional 600,000 shares of common stock, which was exercised in May 2020. In December 2020, the Company sold 800,000 shares. The Company elected to apply the fair value option to account for the equity investment in Arcturus. The option to purchase additional Arcturus stock was accounted for at fair value using the Black-Scholes option pricing method prior to the exercise of options.

In October 2020, the Company entered into a Research Collaboration and License Agreement, Stock Purchase Agreement and Investor Agreement, with Solid Biosciences Inc. (Solid). Pursuant to the Stock Purchase Agreement, the Company purchased 7,825,797 shares of Solid’s common stock. The investment is being accounted at fair value based on quoted market prices.

The changes in fair value of the equity investments and an option to purchase additional stock are included in the Consolidated Statements of Operations. See “Note 7. License and Research Agreements” for additional details on the transaction.

Concentration of Credit Risk, Credit Losses, and Other Risks and Uncertainties

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

expected loss model that generally results in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted. The adoption of the guidance did not have a material impact on the Condensed Consolidated Financial Statements and related disclosures and there was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the year ended December 31, 2020.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and the resulting gain or loss, if any, is reflected in operations.

The useful lives of property, plant, and equipment are as follows:

Research and development equipment	5 years
Furniture and office equipment	5 years
Computer equipment	3 years
Software	3-5 years
Land	Not applicable
Leasehold improvements	Shorter of lease term or estimated useful life

Intangible Assets

The Company’s intangible assets consist of acquired in-process research and development (IPR&D) and contractual payments made for certain milestones achieved with collaboration partners.

IPR&D assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets will be deemed finite-lived and will be amortized over a period that best reflects the economic benefits provided by these assets. The contractual payments made for certain milestones achieved was recorded as an intangible and are amortized over its estimated useful life.

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

Accruals of Research and Development Costs

The Company records accruals for estimated costs of research, preclinical and clinical studies and manufacturing development. These costs are a significant component of the Company’s research and development expenses. A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including contract research organizations. The Company accrues the costs incurred under its agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. The Company determines the actual costs through obtaining information from external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are reviewed periodically and adjusted as necessary. The Company’s estimates of government mandated rebates, chargebacks, estimated product returns, and other deductions depends on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payors. If actual results vary, the Company may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Non-cash collaboration royalty revenue

Effective January 1, 2020, the Company sold the right to receive certain royalty payments from net sales of Crysvita in the European territories to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, as further described in “Note 10. Liability Related to the Sale of Future Royalties”. The Company records the royalty revenue from the net sales of Crysvita in the applicable European territories on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangement.

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective method. The results for years ended December 31, 2019 and 2020 are presented under ASC 842. The results for the year ended December 31, 2018 were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

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

As a result of the adoption of the new guidance, effective January 1, 2019, the Company recorded a right-of-use lease asset of $16.2 million, a current lease liability of $4.5 million, and a non-current lease liability of $17.0 million and no cumulative effect adjustment was made to the retained earnings as of the adoption date. In addition, as of the adoption date, the Company derecognized a net deferred rent obligation of $5.2 million. See “Note 8. Leases” for further disclosure.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The Company’s financial instruments consist of Level 1, Level 2, and Level 3 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds and U.S. Government treasury bills are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset backed securities, commercial paper and U.S. Government agency securities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

The Company determines the fair value of its equity investments in Arcturus and Solid by using the quoted market prices, which are Level 1 fair value measurements.

The fair value of the option to purchase additional shares of Arcturus common stock was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the fair value of the option is considered a Level 3 financial asset. The Company measures the Level 3 financial asset by applying the Black-Scholes option pricing method and utilizes the following inputs: stock price, strike price, volatility, risk free interest rate, and expected term. The expected term is the Company’s estimated period to purchase additional stock. The option was exercised in May 2020 and converted to Arcturus common stock.

The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$598,392	$—	$—	$598,392
Time deposits	—	10,000	—	10,000
Corporate bonds	—	193,802	—	193,802
Commercial paper	—	173,859	—	173,859
Asset-backed securities	—	11,225	—	11,225
U.S. Government Treasury and agency securities	167,967	17,661	—	185,628
Investments in Arcturus and Solid common stock	154,756	—	—	154,756
Total	$921,115	$406,547	$—	$1,327,662

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$293,309	$—	$—	$293,309
Repurchase agreements	—	100,000	—	100,000
Time deposits	—	10,000	—	10,000
Corporate bonds	—	77,026	—	77,026
Commercial paper	—	80,119	—	80,119
Asset-backed securities	—	30,406	—	30,406
U.S. Government Treasury and agency securities	96,329	53,979	—	150,308
Equity investment in Arcturus	26,088	—	1,664	27,752
Total	$415,726	$351,530	$1,664	$768,920

In July 2020, the Company invested $2.5 million in a private diagnostic company in the form of a convertible promissory note that matures in two years, if not converted earlier. The Company was also issued a warrant to purchase up to $1.0 million of the entity’s preferred stock. The fair value of the warrant to purchase shares of the entity was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the warrant is considered a Level 3 financial asset and is remeasured on a nonrecurring basis. The Company measured the fair value of the warrant by applying the Black-Scholes option pricing method and utilizing the following inputs: stock price, strike price, volatility, risk-free interest rate, and expected term. The Company will recognize interest income on the convertible promissory note based on the effective interest rate method over the life of the note. As of December 31, 2020, the balance of the convertible promissory note was $2.1 million, including $0.2 million in interest receivable, and was recorded in other assets, and the allocated fair value of the warrant was $0.6 million and was recorded in equity investments.

In December 2020, the Company invested $1.4 million in Mazi Therapeutics, Inc. (Mazi), a private pharmaceutical company founded by a current employee of the Company, in the form of a convertible promissory note that matures in two years, if not converted earlier.

4.       Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$598,392	$—	$—	$598,392
Time deposits	10,000	—	—	10,000
Corporate bonds	193,610	209	(17)	193,802
Commercial paper	173,859	—	—	173,859
Asset-backed securities	11,224	1	—	11,225
U.S. Government Treasury and agency securities	185,561	67	—	185,628
Total	$1,172,646	$277	$(17)	$1,172,906

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2020, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at December 31, 2020 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Work-in-process	$7,184	$8,191
Finished goods	5,864	3,355
Total	$13,048	$11,546

Property, Plant, and Equipment, net

Property, plant, and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$39,356	$16,871
Research and development equipment	28,394	17,881
Furniture and office equipment	5,051	3,496
Computer equipment and software	8,181	7,817
Land	11,722	—
Construction-in-progress	17,649	24,271
Other	554	—
Property, plant, and equipment, gross	110,907	70,336
Less accumulated depreciation	(37,392)	(25,988)
Property, plant, and equipment, net	$73,515	$44,348

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $12.1 million, $8.3 million and $7.2 million respectively. Amortization of leasehold improvements and software is included in depreciation expense. The construction-in-progress balance primarily relates to the construction costs for the gene therapy manufacturing plant in Bedford, Massachusetts.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2020	2019
Research, clinical study, and manufacturing expenses	$25,875	$22,894
Payroll and related expenses	58,176	41,324
Other	24,440	18,976
Total	$108,491	$83,194

5.      Intangible Assets, net

Subsequent to the acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, the Company recognized IPR&D assets of $129.0 million and a contract asset of $13.5 million. The estimated fair value of these intangible assets was measured using Level 3 inputs as of the acquisition date.

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

The contract asset represented the fair value of the agreement with Bayer HealthCare LLC to research, develop, and commercialize AAV gene therapy products for treatment of hemophilia A. The fair value of the contract asset was determined based on the discounted present value of the estimated net future income and was amortized to research and development expense over the research term which was completed in 2019.

Subsequent to the FDA approval of Dojolvi for the treatment of LC-FAOD in June 2020, the Company recorded $2.3 million from contractual payments for the achievement of regulatory milestones to certain collaboration partners as intangible assets, which is being amortized over its useful life of seven years. The Company recorded research and development expense of $0.2 million, $0.2 million, and $12.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, related to the amortization of the intangible assets.

The Company tests the intangible assets for impairment annually during its fourth quarter. No impairment charges have been recognized on intangible assets.

6.      Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Year Ended December 31,
	2020	2019	2018
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$128,597	$74,869	$15,334
Crysvita royalty revenue in European territory	1,498	8,120	2,892
Daiichi Sankyo	89,220	—	—
Bayer	—	504	23,467
Total collaboration and license revenue	219,315	83,493	41,693
Product sales:
Crysvita	10,350	4,286	644
Mepsevii	15,342	12,634	7,903
Dojolvi	13,028	3,301	1,255
Total product sales	38,720	20,221	9,802
Crysvita non-cash collaboration royalty revenue	12,995	—	—
Total revenues	$271,030	$103,714	$51,495

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The following table disaggregates total revenues based on geographic location (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America	$237,666	$86,442	$45,339
Europe	21,318	12,085	5,293
All other	12,046	5,187	863
Total revenues	$271,030	$103,714	$51,495

The following table presents the activity and ending balances for sales-related accruals and allowances (in thousands):

	December 31,
	2020	2019	2018
Balance of product sales reserve at beginning of year	$1,818	$1,240	$41
Provisions	5,763	3,846	2,148
Payments	(2,785)	(2,739)	(949)
Adjustments	(883)	(529)	—
Balance of product sales reserve at end of year	$3,913	$1,818	$1,240

The following table presents changes in the contract assets (liabilities) for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance of contract assets at beginning of period	$—	$2,979
Additions	(155,788)	504
Deductions	89,220	(3,483)
Balance of contract liabilities at end of period, net	$(66,568)	$—

See Note 7 for additional details on contract assets (liabilities) activities.

The Company’s largest accounts receivable balance was from a collaboration partner and was 71% and 87% of the total accounts receivable balance as of December 31, 2020 and 2019, respectively.

7.      License and Research Agreements

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in “Note 10. Liability Related to the Sale of Future Royalties.” Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company records the royalty revenue as non-cash royalty revenues. During the year ended December 31, 2020, there was a change in estimate of the revenue reserves related to sales made prior to January 1, 2020, as a result of which, the Company recorded $1.5 million as royalty revenue in European territory.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Company's share of revenue in profit-share territory	$128,597	$74,869	$15,334
Royalty revenue in European territory	1,498	8,120	2,892
Non-cash royalty revenue in European territory	12,995	—	—
Total	$143,090	$82,989	$18,226

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $10.4 million, $4.3 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$21,476	$27,309	$32,240
Selling, general and administrative	25,186	21,828	14,228
Total	$46,662	$49,137	$46,468

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $16.4 million and $28.5 million from profit-share revenue and royalties and other receivables recorded in prepaid and other current assets of $9.6 million and $17.8 million and accrued liabilities of $2.4 million and $0.9 million from commercial and development activity reimbursements, as of December 31, 2020 and 2019, respectively.

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

Baylor Research Institute License Agreement

In September 2012, the Company entered into a license agreement with Baylor Research Institute (BRI). Under the terms of this license agreement, BRI exclusively licensed to the Company its territories for certain intellectual property related to Dojolvi (triheptanoin) for the treatment of LC-FAOD.

For the years ended December 31, 2020 and 2019, the Company paid $2.0 million and $0.8 million, respectively, for the attainment of various development milestones related to the development of LC-FAOD. The Company may be obligated to make additional future payments of up to $2.5 million contingent upon attainment of various development milestones relating to the development of LC-FAOD and $7.5 million contingent upon attainment of various sales milestones. Additionally, the Company is paying BRI a mid-single-digit royalty on net sales of the licensed product in the licensed territories.

REGENXBIO, Inc.

The Company has a license agreement with REGENX, for an exclusive, sublicensable, worldwide commercial license under certain intellectual property for preclinical and clinical research and development, and commercialization of drug therapies using REGENX 's licensed patents for the treatment of hemophilia A, OTC deficiency, and GSD1a. The Company will pay an annual fee and certain milestone fees per disease indication, low to mid-single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees owed by REGENX to its licensors, contingent upon the attainment of certain development activities as outlined in the agreement.

The Company also has an option and license agreement with REGENX under which the Company has an exclusive, sublicensable, worldwide license to make, have made, use, import, sell, and offer for sale licensed products to treat Wilson disease and CDKL5 deficiency. For each disease indication, the Company is obligated to pay an annual maintenance fee of $0.1 million and up to $9.0 million upon achievement of various milestones, as well as mid to high single-digit royalties on net sales of licensed products and mid-single-digit to low double-digit percentage sublicenses fees, if any.

In March 2020, the Company entered into a license agreement with REGENX, for an exclusive, sublicensable, worldwide license to REGENX’s NAV AAV8 and AAV9 vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder. In return for these rights, the Company made an upfront payment of $7.0 million, which was recorded as an in-process research and development expense during the year ended December 31, 2020. The Company will pay certain annual fees of $0.1 million, milestone payments of up to $14.0 million, and royalties on any net sales of products incorporating the licensed intellectual property that range from a high single-digit to low double-digit royalty.

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

As of the acquisition date of Dimension on November 7, 2017, the Company valued the contract under ASC 805 and recorded an intangible asset of $13.5 million. The intangible asset was amortized to research and development expense over the research term and was completed in 2019. The Company recorded research and development expense of $0.2 million and $12.3 million for the years ended December 31, 2019 and 2018, respectively, for the amortization of the intangible asset.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company evaluated the agreement under ASC 606 and recorded a contract liability as of November 7, 2017 of $2.5 million. It was determined that the performance obligations under the agreement include (i) research and development services to be provided over the research term, (ii) a development and commercialization license, and (iii) the Company’s participation in certain committees. It was determined that these performance obligations are not distinct in the context of the contract and therefore are a single performance obligation. The Company calculated the transaction price by including the unconstrained milestones along with the estimated payments for research and development services and recorded $0.5 million and $23.5 million as collaboration and license revenue for the years ended December 31, 2019 and 2018, respectively, by measuring the progress toward complete satisfaction of the performance obligation using an input measure.

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

The Company also has a research, collaboration, and license agreement with Penn, which provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of certain indications. Under the agreement, Penn granted the Company an exclusive, worldwide license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each indication for the term of the agreement. The Company will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development, manufacturing and commercialization of each indication. The Company may be obligated to make milestone payments of up to $5.0 million for each indication, if certain development milestones are achieved over time, as well as low to mid-single-digit royalties on net sales of each licensed product. The Company may also be obligated to make milestone payments of up to $25.0 million per approved product if certain commercial milestones are achieved.

Arcturus Research Collaboration and License Agreement

In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus. The Company and Arcturus are collaborating on the research and development of therapies for select rare diseases. As consideration for entering into the arrangement, the Company paid Arcturus an upfront fee of $10.0 million. Arcturus was responsible for conducting certain research services, funded by the Company, and the Company was responsible for development and commercialization costs. Pursuant to the agreement, the Company incurred $0.4 million, $0.8 million, and $1.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, in research and development expense for the funding of certain research services received from Arcturus.

In June 2019, the Company entered into an Equity Purchase Agreement and an amendment to the Research Collaboration and License Agreement to expand the field of use and increase the number of disease targets to include mRNA, DNA and siRNA therapeutics for up to 12 rare diseases. Pursuant to the agreements, the Company paid $6.0 million in cash upfront to Arcturus and purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share, resulting in a total of $30.0 million of consideration paid at the close of the transaction. As a result, the Company received expanded license rights; the Arcturus common stock; an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share. The Company also received the right to nominate one member to the Arcturus Board of Directors as well as one Board observer. In May 2020, the Company exercised the option to purchase 600,000 shares for a total purchase price of $9.6 million. Under the amended license agreement, certain early-stage milestone payments are reduced and the total potential milestone payments are increased due to the expanded number of targets. Arcturus is also entitled to reimbursement of related research expenses and royalties on commercial sales.

The Company recorded the common stock investment at $13.9 million on the transaction date, which was based on the quoted market price on the closing date. The Company elected to apply the fair value option to account for the equity investment in Arcturus. The Company also accounted for the option to purchase additional shares of Arcturus common stock at fair value, which was recorded at $0.5 million on the transaction date based on the Black-Scholes option pricing method. The remaining $15.6 million of the total $30.0 million paid as consideration was attributed to the additional license rights obtained and was recorded as in-process research and development expense.

In December 2020, the Company sold 800,000 shares of Arcturus’ common stock at a weighted-average price of $100.81 per share and net proceeds of $79.8 million.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The changes in the fair value of the Company’s equity investment in Arcturus were as follows (in thousands):

	Arcturus common stock	Option to purchase additional shares of Arcturus common stock	Total
Acquisition of equity investment in Arcturus in June 2019	$13,872	$467	$14,339
Change in fair value	12,216	1,197	13,413
December 31, 2019	26,088	1,664	27,752
Change in fair value	113,978	23,948	137,926
Transfer of value upon option exercise	35,212	(25,612)	9,600
Sale of shares	(79,842)	—	(79,842)
December 31, 2020	$95,436	$—	$95,436

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of the IND, which occurred in January 2020, the Company elected to extend the option period by paying an option extension payment of $25.0 million (option extension premium) during the year ended December 31, 2020. The Company has a right to acquire GeneTx for a payment of $125.0 million, at any time, until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. This exclusive option to acquire GeneTx can be extended under certain circumstances, by up to four additional three-month periods, by paying an additional extension fee for each three-month period.

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

Although GeneTx is a variable interest entity, the Company is not the primary beneficiary as it currently does not have the power to direct the activities that would most significantly impact the economic performance of GeneTx. Prior to product regulatory approval, all consideration paid to GeneTx represents rights to potential future benefits associated with GeneTx’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, for the years ended December 31, 2020 and 2019, the Company recorded the option extension payment of $25.0 million and $20.0 million upfront payment as an in-process research and development expense, respectively.

Daiichi Sankyo

In March 2020, the Company entered into a License and Technology Access Agreement (the License Agreement) with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo). Pursuant to the License Agreement, the Company granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to its HeLa producer cell line (PCL) and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. The Company retains the exclusive right to use the manufacturing technology for its current target indications and additional indications identified now and in the future. The Company will provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. Daiichi Sankyo has an option to extend the technology transfer period including know-how improvements by two additional one-year periods by paying a fixed amount for each additional year. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of products manufactured with the licensed technology; however, the Company has the option to co-develop and co-commercialize rare disease products at the IND stage. Ultragenyx may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The Company also entered into a Stock Purchase Agreement with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares of the Company’s common stock in exchange for $75.0 million in cash during the first quarter of 2020. The fair market value of the common stock issued to Daiichi Sankyo was $55.3 million based on the stock price of $44.43 per share on the date of issuance, resulting in a $19.7 million premium on the Stock Purchase Agreement. Daiichi Sankyo is also subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

In June 2020, the Company executed a subsequent license agreement (the Sublicense Agreement) with Daiichi Sankyo for transfer of certain technology in consideration for an upfront payment of $8.0 million and annual maintenance fees, milestone payments, and royalties on any net sales of products incorporating the licensed intellectual property.

The License Agreement, the Sublicense Agreement, and the Stock Purchase Agreement are being accounted for as one arrangement because they were entered into at or near the same time and negotiated in contemplation of one another. The Company evaluated the License Agreement and the Sublicense Agreement under ASC 606 and determined that the performance obligations under the agreements are (i) intellectual property with respect to its HeLa PCL and HEK293 transient transfection manufacturing technology platforms together with the initial technical assistance and technology transfer services, which are expected to be completed in the fourth quarter of 2021, and (ii) the transfer of any know-how and improvements after the completion of the initial technology transfer through the end of the three year technology transfer period ending March 2023.

The Company determined that the total transaction price of the License Agreement was $183.7 million which was comprised of the $19.7 million premium from the Stock Purchase Agreement, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $6.0 million estimated reimbursement amount for delivering the license and technology services.

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services will be recognized over an initial period which is estimated to end in the fourth quarter of 2021, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer will be recognized on a straight-line basis over the remaining technology transfer period, which ends in March 2023, as it is expected that Daiichi Sankyo will receive and consume the benefits consistently throughout the period. The estimated period to complete the technology transfer services and the related milestones payments, if any, are subject to revised estimates which could be impacted by limitations or delays from the COVID-19 pandemic, successful scale-up of the manufacturing, and other changes that may impact timing. Royalties from commercial sales will be accounted for as revenue upon achievement of such sales, assuming all other revenue recognition criteria are met.

For the year ended December 31, 2020, the Company recognized $89.2 million in revenue related to this arrangement. Accordingly, the Company had recorded $66.6 million as contract liabilities, net, as of December 31, 2020. The Company recorded an accounts receivable related to the License Agreement of $1.2 million as of December 31, 2020.

Solid Biosciences, Inc.

In October 2020, the Company entered into a strategic Collaboration and License Agreement with Solid Biosciences Inc., or Solid, and received an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne muscular dystrophy and other diseases resulting from lack of functional dystrophin, including Becker muscular dystrophy. The Company will collaborate to develop products that combine Solid’s differentiated microdystrophin construct, the Company’s HeLa PCL manufacturing platform, and the Company’s AAV8 variants. Solid will also provide development support and was granted an exclusive option to co-invest in products the Company develops for profit share participation in certain territories. On a product-by-product basis, the Company may be obligated to make development milestone payments of up to $25.0 million, regulatory milestone payments of up to $65.0 million, and commercial milestone payments of up to $165.0 million, if such milestones are achieved, as well as royalties on any net sales of products incorporating the licensed intellectual property that range from a low to mid-double-digit percentage. The royalty rate changes to mid to high double-digit percentage if Solid decides to co-invest in the product.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company also entered into a Stock Purchase Agreement and the Investor Agreement with Solid, pursuant to which, the Company purchased 7,825,797 shares of Solid’s common stock for an aggregate purchase price of $40.0 million. Subject to the terms of the Investor Agreement, the Company is restricted from selling, transferring or otherwise disposing of the shares without the prior approval of Solid until the earlier of (i) 18 months following the closing of the transaction, (ii) the termination of the Collaboration and License Agreement and (iii) certain other specified events. The Company also agreed to customary standstill restrictions in accordance with the terms of the Investor Agreement until the earlier of (a) 24 months after the closing of the transaction and (b) certain specified events.

The Company’s investment in Solid is being accounted at fair value, as the fair value is readily determinable. The Company recorded the common stock investment at $26.8 million on the transaction date, which was based on the quoted market price on the closing date.

Although Solid is a variable interest entity, the Company is not the primary beneficiary as it does not have the power to direct the activities that would most significantly impact the economic performance of Solid. Prior to the achievement of certain development milestones, all consideration paid to Solid represents rights to potential future benefits associated with Solid’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, the remaining $13.2 million of the total $40.0 million paid as consideration was attributed to the license rights obtained and was recorded as in-process research and development expense during the year ended December 31, 2020.

The changes in the fair value of the Company’s investment in Solid’s common stock were as follows (in thousands):

Solid common stock
Acquisition of investment in Solid common stock in October 2020	$26,843
Change in fair value	32,477
December 31, 2020	$59,320

8.     Leases

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

The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating leases. Prior to adoption of Topic 842, under Topic 840, rent expense was $6.4 million during the year ended December 31, 2018.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense	$10,164	$9,163
Variable lease expense	3,298	2,779
Financing:
Amortization	158	—
Interest expense	40	—
Total	$13,660	$11,942

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2020 was $10.3 million and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Operating	Financing	Total
2021	$11,418	$513	$11,931
2022	11,904	495	12,399
2023	12,148	237	12,385
2024	10,319	—	10,319
2025	6,247	—	6,247
Thereafter	3,456	—	3,456
Total future lease payments	55,492	1,245	56,737
Less: Amount representing interest	(8,426)	(84)	(8,510)
Present value of future lease payments	47,066	1,161	48,227
Less: Lease liabilities, current	(8,516)	(460)	(8,976)
Lease liabilities, non-current	$38,550	$701	$39,251

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As of December 31, 2020, the weighted-average remaining operating and financing lease terms were 4.82 years and 4.51 years, respectively, and the weighted-average discount rates used to determine the lease liability for operating and financing leases were 6.70% and 5.58%, respectively.

9.     Gain from Sale of Priority Review Vouchers

In January 2018, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher (PRV) it received in connection with the approval of Mepsevii for $130.0 million. In June 2018, the Company also completed the sale of the PRV it received in connection with the approval of Crysvita for $80.6 million, net, which was shared equally with KKC. As the PRVs did not have a carrying value, the gain recognized was equal to the net proceeds received. The Company recorded $170.3 million for its portion of the net proceeds for the year ended December 31, 2018, as a gain from the sale of the priority review vouchers.

10.      Liability Related to the Sale of Future Royalties

In December 2019, the Company entered into a Royalty Purchase Agreement with RPI and RPI paid $320.0 million to the Company in consideration for the right to receive royalty payments effective January 1, 2020, arising from the net sales of Crysvita in the European Union, the United Kingdom, and Switzerland under the terms of the Company’s Collaboration and License Agreement with KKC dated August 29, 2013, as amended. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

Proceeds from the transaction were recorded as a liability (liability related to sale of future royalties on the Consolidated Balance Sheets). The Company amortizes $320.0 million, net of transaction cost of $5.8 million using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI, subject to the capped amount, over the life of the arrangement. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million of net proceeds, is recorded as non-cash interest expense over the life of the arrangement. Consequently, the Company estimates an imputed interest on the unamortized portion of the liability and records interest expense relating to the transaction. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable European territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangement.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. For the three months ended December 31, 2020, the effective annual interest rate was approximately 9.8%.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in Europe are more than expected, the non-cash royalty revenue and the non-cash interest expense recorded by the Company would be greater over the term of the arrangement.

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
Proceeds from sale of future royalties in December 2019	$314,234
Non-cash interest expense	1,135
December 31, 2019	315,369
Non-cash collaboration royalty revenue	(12,995)
Non-cash interest expense	33,291
December 31, 2020	$335,665

11.      Equity

At-the-Market Offerings

In July 2017, the Company entered into an additional ATM sales agreement with Cowen whereby the Company could sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. During the years ended December 31, 2020, 2019, and 2018, the Company sold 283,333, 468,685, and 640,257 shares of common stock, respectively, resulting in net proceeds of approximately $20.4 million, $24.8 million, and $38.1 million, respectively, after commissions and other offering costs. As of June 30, 2020, the Company completed the sale of all available amounts under the ATM facility.

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

In October 2020, the Company completed an underwritten public offering in which 5,111,110 shares of common stock were sold, which included 666,666 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $90.00 per share. The total proceeds that the Company received from the offering were approximately $435.6 million, net of underwriting discounts and commissions.

Common Stock Warrants

As of December 31, 2019 and 2018, there was an aggregate of 149,700 of common stock warrants outstanding with exercise price of $3.01 and expiration dates in 2020 and 2021. In March 2020, all of the outstanding common stock warrants were exercised.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

12.      Stock-Based Awards

Equity Plan Awards

In 2011, the Company adopted the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the board of directors. In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan). The 2014 Plan had 2,250,000 shares of common stock available for future issuance at the time of its inception, which included 655,038 shares available under the 2011 Plan, which were transferred to the 2014 Plan upon adoption. No further grants subsequent to the IPO were made under the 2011 Plan. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Under the terms of the 2014 Plan, awards may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for awards must be at least 110% of fair market of the common stock on the grant date, as determined by the board of directors. The term of an award granted under the 2014 Plan may not exceed ten years. Typically, the vesting schedule for option grants to the employees provides that 1/4 of the grant vests upon the first anniversary of the date of grant, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. Typically, the vesting schedule for RSU grants provides that 1/4 of the grant vests upon the annual anniversary of the date of grant over the period of four years.

As part of the acquisition of Dimension, the Company assumed an equivalent 639,897 options to purchase shares of common stock of the Company from the equity plans of Dimension. No further grants subsequent to the acquisition are available under these equity plans.

As of December 31, 2020, an aggregate of 10,878,499 shares of common stock have been authorized for issuance under the 2011 Plan, the 2014 Plan, and the assumed equity awards from the Dimension plans.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans, including the 2011 Plan, the 2014 Plan, the assumed equity awards from the Dimension plans and related information:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2017	5,399,410	$62.75	7.40	$37,687
Options granted	1,479,451	55.54
Options exercised	(713,263)	36.21
Options cancelled	(812,474)	74.80
Outstanding — December 31, 2018	5,353,124	$62.46	7.22	$23,243
Options granted	1,762,075	63.03
Options exercised	(235,678)	32.87
Options cancelled	(766,457)	72.48
Outstanding — December 31, 2019	6,113,064	$62.51	7.00	$18,989
Options granted	1,849,106	62.51
Options exercised	(1,505,486)	58.51
Options cancelled	(452,081)	69.38
Outstanding — December 31, 2020	6,004,603	$62.99	7.21	$453,253
Vested and exercisable — December 31, 2020	2,989,891	$64.35	5.68	$221,488
Vested and expected to vest — December 31, 2020	5,699,638	$62.99	7.12	$430,243

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $56.9 million, $6.5 million and $22.9 million, respectively. Cash received from the exercise of options was $88.1 million, $7.7 million, and $25.8 million as of December 31, 2020, 2019, and 2018, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The weighted-average estimated fair value of stock options granted was $35.22, $37.15 and $33.32 per share of the Company’s common stock during the years ended December 31, 2020, 2019, and 2018, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2020, 2019, and 2018 was $45.4 million, $45.3 million, and $51.7 million, respectively.

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units (RSUs) from the 2014 Plan and related information:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2017	821,560	$70.71
RSUs granted	555,905	56.01
RSUs vested	(235,913)	71.01
RSUs cancelled	(187,475)	65.37
Unvested — December 31, 2018	954,077	$63.12
RSUs granted	863,065	62.78
RSUs vested	(313,682)	66.25
RSUs cancelled	(205,310)	64.28
Unvested — December 31, 2019	1,298,150	$61.96
RSUs granted	967,310	64.36
RSUs vested	(434,153)	62.65
RSUs cancelled	(150,140)	61.42
Unvested — December 31, 2020	1,681,167	$63.21

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total grant date fair value of the RSUs vested during the years ended December 31, 2020, 2019, and 2018 was $27.2 million, $20.8 million, and $16.8 million, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the years ended December 31, 2020, 2019, and 2018 was $29.5 million, $18.4 million, and $14.9 million, respectively.

Performance Stock Units

In December 2017, the Company began granting performance stock units (PSUs) to certain employees. The following table summarizes activity under the Company’s PSUs from the 2014 Plan and related information:

	PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2017	508,850	$48.03
PSUs granted	71,725	59.67
PSUs cancelled	(97,375)	48.58
Unvested — December 31, 2018	483,200	$49.65
PSUs granted	61,500	67.31
PSUs vested	(65,643)	48.03
PSUs cancelled	(79,517)	50.01
Unvested — December 31, 2019	399,540	$52.56
PSUs granted	47,600	56.08
PSUs vested	(200,867)	51.21
PSUs cancelled	(33,707)	52.48
Unvested — December 31, 2020	212,566	$54.64

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The fair value of the PSUs is determined on the grant date based on the fair value of the Company’s common stock. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company after achievement of the specified criteria. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria. As of December 31, 2020, the specified criteria were deemed probable of achievement or already achieved. Stock-based compensation for these PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. The total grant date fair value of the PSUs vested during the years ended December 31, 2020 and 2019 was $10.3 million and $3.2 million, respectively, with an aggregate intrinsic value of the shares of $14.4 million and $4.2 million, respectively.

Employee Stock Purchase Plan

In January 2014, the Company adopted the 2014 Employee Stock Purchase Plan (ESPP) and reserved a total of 600,000 shares of common stock for issuance under the ESPP. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2020, the Company issued 112,857 shares of common stock under the ESPP. As of December 31, 2020, an aggregate of 3,248,367 shares of common stock have been authorized for future issuance on the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of sales	$827	$1,084	$146
Research and development	47,949	44,205	45,572
Selling, general and administrative	36,959	36,706	34,389
Total stock-based compensation expense	$85,735	$81,995	$80,107

Stock-based compensation of $1.2 million, $1.4 million, and $1.1 million was capitalized into inventory for the years ended December 31, 2020, 2019, and 2018, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. As of December 31, 2020, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $155.6 million, which the Company expects to recognize over an estimated weighted-average period of 2.48 years. In determining the estimated fair value of the stock options and ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	6.20	6.22	6.23
Expected volatility	61%	61%	62%
Risk-free interest rate	0.8%	2.4%	2.7%
Expected dividend rate	0.0%	0.0%	0.0%

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

13.       Defined Contribution Plan

The Company sponsors a retirement plan in which substantially all of its full-time employees in the United States and certain other foreign countries are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company recorded $4.3 million, $3.6 million, and $2.9 million as contribution expenses for the years ended December 31, 2020, 2019, and 2018, respectively.

14.      Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$189,449	$399,709	$205,440
Foreign	(4,090)	(265)	(8,343)
Total loss before income taxes	$185,359	$399,444	$197,097

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current provision for income taxes:
Federal	$—	$—	$—
State	15	51	14
International	1,192	1,092	500
Total current tax provision	1,207	1,143	514
Deferred tax provision:
Federal	—	—	—
State	—	2,140	—
International	—	—	—
Total deferred tax provision	—	2,140	—
Total provision for income taxes	$1,207	$3,283	$514

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—	(0.5)	—
Federal tax credits	13.7	5.2	9.5
Other	(0.5)	(0.2)	(0.2)
Premium on equity issuance	2.2	—	—
Nondeductible permanent items	(0.9)	(0.4)	(0.8)
Stock-based compensation	0.9	(1.0)	(0.8)
Uncertain tax positions	(2.7)	(1.0)	(1.9)
Change in valuation allowance	(33.9)	(23.6)	(26.8)
Foreign rate differential	(0.5)	(0.3)	(0.3)
Provision for income taxes	(0.7)%	(0.8)%	(0.3)%

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Loss carryforwards	$222,902	$185,892
Tax credits	184,961	158,791
Stock options	39,154	40,676
Accruals and reserves	24,922	19,622
Fixed assets and intangibles	7,242	3,870
Liability related to sale of future royalties	86,664	81,424
Other	28,642	4,183
Gross deferred tax assets	594,487	494,458
Valuation allowance	(561,139)	(486,796)
Total deferred tax assets	33,348	7,662
Deferred tax liabilities:
In-process research and development	(33,306)	(33,306)
Basis difference in equity investments	(23,019)	—
Right-of-use lease assets	(10,329)	(7,662)
Gross deferred tax liabilities	(66,654)	(40,968)
Net deferred tax liabilities	$(33,306)	$(33,306)

As of December 31, 2020 and 2019, the Company had approximately $750.2 million and $549.9 million of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2032. As of December 31, 2020 and 2019, the Company had approximately $616.8 million and $520.2 million of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031.

As of December 31, 2020 and 2019, the Company had federal research tax credit carryforwards of $17.7 million and $11.7 million available to reduce future tax liabilities that will begin to expire in 2030. As of December 31, 2020 and 2019, the Company had state research credit carryforwards of $34.5 million and $25.5 million available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2020 and 2019, the Company had federal Orphan Drug Credits of $179.8 million and $160.0 million available to reduce future tax liabilities that will begin to expire in 2031.

The Company’s ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations pursuant to Internal Revenue Code Sections 382 and 383 as a result of ownership changes in the past and future. As a result of ownership changes in 2012 and 2011, $3.6 million of federal net operating loss carryforwards, $3.6 million of state net operating loss carryforwards, and $0.2 million of federal tax credits are permanently limited. Deferred tax assets for net operating losses and tax credits have been reduced and a corresponding adjustment to the valuation allowance has been recorded. Based upon information available through the reporting date, the Company is not aware of any other changes in ownership that would result in material limitations under Section 382 as of December 31, 2020.

The valuation allowance increased by $74.3 million and $125.1 million during the year ended December 31, 2020 and 2019, respectively.

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$39,954	$33,727	$28,377
Additions based on tax positions related to current year	6,950	5,575	4,750
Additions for tax positions of prior years	382	652	600
Reductions for tax positions of prior years	(624)	—	—
Balance at end of year	$46,662	$39,954	$33,727

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2020 and 2019, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next year.

It is the Company’s intention to reinvest the earnings of its non-U.S. subsidiaries in their operations. As of December 31, 2020, the Company had not made a provision for any incremental foreign withholding taxes on approximately $6.3 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount of withholding taxes.

The Company files income tax returns in the U.S. federal, California, and other state tax jurisdictions. The federal and state income tax returns from inception to December 31, 2020 remain subject to examination.

15.       Commitments and Contingencies

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

As of December 31, 2020, the aggregate payments under contractually binding manufacturing and service agreements are as follows (in thousands):

	Year Ended December 31,
	2021	2022
Manufacturing and Services	$4,330	$472
Land and Building Construction	26,078	382
Total	$30,408	$854

See “Note 8. Leases” for lease commitments.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

16.      Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2020, 2019, and 2018 (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(186,566)	$(402,727)	$(197,611)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	60,845,550	56,576,885	49,775,223
Net loss per share, basic and diluted	$(3.07)	$(7.12)	$(3.97)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock, RSUs, and PSUs	8,532,236	7,978,666	7,301,431
Employee stock purchase plan	2,626	3,953	3,345
Common stock warrants	29,449	149,700	149,700
	8,564,311	8,132,319	7,454,476

17.     Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Cumulative foreign currency translation adjustment	$429	$(306)
Unrealized gain on securities available-for-sale	260	159
Total accumulated other comprehensive income (loss)	$689	$(147)

18.     Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly financial information. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein (in thousands, except per share data):

	2020
	March 31,	June 30,	September 30,	December 31,
Revenue	$36,309	$61,709	$81,470	$91,542
Operating expenses	$156,974	$124,764	$131,785	$187,623
Change in fair value of equity investments	$7,668	$95,200	$(11,520)	$79,055
Net income (loss)	$(119,025)	$25,315	$(68,845)	$(24,011)
Net income (loss) per share, basic	$(2.05)	$0.42	$(1.13)	$(0.37)
Net income (loss) per share, diluted	$(2.05)	$0.41	$(1.13)	$(0.37)

	2019
	March 31,	June 30,	September 30,	December 31,
Revenue	$18,172	$24,149	$25,800	$35,593
Operating expenses	$117,386	$136,623	$143,833	$130,045
Change in fair value of equity investments	$—	$9,828	$2,166	$1,419
Net loss	$(96,756)	$(99,172)	$(112,994)	$(93,805)
Net loss per share, basic and diluted	$(1.82)	$(1.72)	$(1.96)	$(1.62)

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

19.     Subsequent Event

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo BioPharma 3 Limited (Mereo) to collaborate on the development of setrusumab. Under the terms of the agreement, the Company will lead future global development of setrusumab in both pediatric and adult patients with Osteogenesis Imperfecta, and was granted an exclusive license to develop and commercialize setrusumab in the U.S., Turkey, and the rest of the world, excluding the European Economic Area, United Kingdom, and Switzerland (the Mereo territory), where Mereo retains commercial rights. Each party will be responsible for post-marketing commitments and commercial supply in their respective territories.

Upon the closing of the transaction under the agreement in January 2021, the Company made a payment of $50.0 million to Mereo and will be required to make payments of up to $254.0 million upon the achievement of certain clinical, regulatory, and commercial milestones. The Company will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world, and Mereo will pay the Company a fixed double-digit percentage royalty on net sales in the Mereo Territory.