Form 10-Q
period 2021-03-31
Ultragenyx Pharmaceutical Inc.
filed 2021-05-05
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 67,482,733 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$383,794	$713,526
Marketable debt securities	581,614	488,007
Accounts receivable, net	25,032	23,093
Inventory	12,462	13,048
Prepaid expenses and other current assets	68,034	57,630
Total current assets	1,070,936	1,295,304
Property and equipment, net	87,570	73,515
Equity investments	134,756	155,375
Marketable debt securities	81,624	10,506
Right-of-use assets	38,511	40,524
Intangible assets, net	131,031	131,113
Goodwill	44,406	44,406
Other assets	8,929	8,812
Total assets	$1,597,763	$1,759,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,744	$12,923
Accrued liabilities	82,699	108,491
Contract liabilities	19,221	59,219
Lease liabilities	9,380	8,976
Total current liabilities	127,044	189,609
Contract liabilities	5,868	7,349
Lease liabilities	36,752	39,251
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	340,211	335,665
Total liabilities	543,181	605,180
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock — 250,000,000 shares authorized; 67,439,477 and 66,818,520 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	67	67
Additional paid-in capital	2,810,176	2,773,195
Accumulated other comprehensive income	56	689
Accumulated deficit	(1,755,717)	(1,619,576)
Total stockholders’ equity	1,054,582	1,154,375
Total liabilities and stockholders’ equity	$1,597,763	$1,759,555

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Collaboration and license	$79,010	$27,215
Product sales	16,513	6,479
Non-cash collaboration royalty revenue	3,872	2,615
Total revenues	99,395	36,309
Operating expenses:
Cost of sales	5,188	(3,503)
Research and development	147,518	112,961
Selling, general and administrative	53,258	47,516
Total operating expenses	205,964	156,974
Loss from operations	(106,569)	(120,665)
Interest income	639	2,919
Change in fair value of equity investments	(20,619)	7,668
Non-cash interest expense on liability related to the sale of future royalties	(8,418)	(8,082)
Other expense	(795)	(456)
Loss before income taxes	(135,762)	(118,616)
Provision for income taxes	(379)	(409)
Net loss	$(136,141)	$(119,025)
Net loss per share, basic and diluted	$(2.03)	$(2.05)
Weighted-average shares used in computing net loss per share, basic and diluted	67,102,342	57,995,999

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(136,141)	$(119,025)
Other comprehensive loss:
Foreign currency translation adjustments	(285)	(49)
Unrealized loss on available-for-sale securities	(348)	(1,349)
Other comprehensive loss	(633)	(1,398)
Total comprehensive loss	$(136,774)	$(120,423)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	66,818,520	$67	$2,773,195	$689	$(1,619,576)	$1,154,375
Stock-based compensation expense	—	—	24,220	—	—	24,220
Issuance of common stock under equity plan awards, net of tax	620,957	—	12,761	—	—	12,761
Other comprehensive loss	—	—	—	(633)	—	(633)
Net loss	—	—	—	—	(136,141)	(136,141)
Balance as of March 31, 2021	67,439,477	$67	$2,810,176	$56	$(1,755,717)	$1,054,582

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	57,838,220	$58	$2,086,863	$(147)	$(1,433,010)	$653,764
Issuance of common stock in connection with license agreement, net of issuance costs	1,243,913	1	55,267	—	—	55,268
Stock-based compensation expense	—	—	20,157	—	—	20,157
Issuance of common stock upon exercise of warrants and under equity plan awards, net of tax	406,740	—	380	—	—	380
Other comprehensive loss	—	—	—	(1,398)	—	(1,398)
Net loss	—	—	—	—	(119,025)	(119,025)
Balance as of March 31, 2020	59,488,873	$59	$2,162,667	$(1,545)	$(1,552,035)	$609,146

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(136,141)	$(119,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,254	20,155
Amortization of premium (discount) on marketable debt securities, net	940	(299)
Depreciation and amortization	3,367	2,852
Change in fair value of equity investments	20,619	(7,668)
Non-cash collaboration royalty revenue	(3,872)	(2,615)
Non-cash interest expense on liability related to the sale of future royalties	8,418	8,082
Other	325	463
Changes in operating assets and liabilities:
Accounts receivable	(1,993)	3,500
Inventory	474	149
Prepaid expenses and other assets	(10,656)	(15,096)
Receivable related to the Daiichi Sankyo license agreement	—	(125,550)
Accounts payable, accrued, and other liabilities	(23,602)	(5,383)
Contract liabilities	(41,479)	145,283
Net cash used in operating activities	(159,346)	(95,152)
Investing activities:
Purchase of property and equipment	(16,414)	(14,096)
Purchase of marketable debt securities	(405,230)	(285,229)
Proceeds from sale of marketable debt securities	14,980	16,600
Proceeds from maturities of marketable debt securities	224,240	187,600
Net cash used in investing activities	(182,424)	(95,125)
Financing activities:
Proceeds from the issuance of common stock in connection with the license agreement, net	—	55,268
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	12,761	380
Other	(112)	(33)
Net cash provided by financing activities	12,649	55,615
Effect of exchange rate changes on cash	(771)	(623)
Net decrease in cash, cash equivalents and restricted cash	(329,892)	(135,285)
Cash, cash equivalents and restricted cash at beginning of period	726,294	436,244
Cash, cash equivalents and restricted cash at end of period	$396,402	$300,959

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$—	$7,397

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company operates as one reportable segment. The Company has three commercially approved products. Crysvita® (burosumab) is approved in the United States by the U.S. Food and Drug Administration (FDA) and in Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and is approved in the European Union (EU) and the United Kingdom, for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil and Mexico, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. Crysvita is also approved in the United States by the FDA for the treatment of fibroblast growth factor 23 (FGF23)-related hypophosphatemia in tumor-induced osteomalacia (TIO), associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

The Company has also received FDA approval for Mepsevii® (vestronidase alfa), the first medicine approved for the treatment of children and adults with mucopolysaccharidosis VII (MPS VII), also known as Sly syndrome. In the European Union and the United Kingdom, Mepsevii is approved under exceptional circumstances for patients of all ages for the treatment of non-neurological manifestations of MPS VII. In Brazil, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

Dojolvi®, formerly known as UX007, is approved in the United States and Canada for the treatment of pediatric and adult patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD).

In addition to the approved products, the Company has the following ongoing clinical development programs:

•	DTX401 is an adeno-associated virus 8 (AAV8) gene therapy product candidate for the treatment of patients with glycogen storage disease type Ia (GSDIa);
•	DTX301 is an AAV8 gene therapy product candidate in development for the treatment of patients with ornithine transcarbamylase (OTC) deficiency, the most common urea cycle disorder;
•

UX143 (setrusumab) is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with osteogenesis imperfect (OI);

•

GTX-102 is an antisense oligonucleotide (ASO), which the Company is collaborating on the development with GeneTx Biotherapeutics LLC (GeneTx) for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene;

•

UX701 is an AAV type 9 gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease; and

•

UX053 is a messenger RNA (mRNA) product candidate designed for the treatment of patients with Glycogen Storage Disease Type III (GSDIII), a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle.

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that the Company will need to raise additional capital to fully implement its business plans. Through March 31, 2021, the Company has relied primarily on its sale of equity securities, its sale of future royalties, and strategic collaboration arrangements, to finance its operations.

The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 12, 2021 with the United States Securities and Exchange Commission (SEC).

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	March 31,
	2021	2020
Cash and cash equivalents	$383,794	$298,190
Restricted cash included in prepaid expenses and other current assets	10,687	161
Restricted cash included in other assets	1,921	2,608
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$396,402	$300,959

Credit Losses

For trade receivables and other instruments, the Company uses a new forward-looking expected loss model that generally results in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted. There was no material allowance recorded for losses on receivables and available-for-sale debt securities which were attributable to credit risk for the three months ended March 31, 2021 and 2020.

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

The Company determines the fair value of its equity investments in Arcturus Therapeutics Holdings Inc. (Arcturus) and Solid Biosciences Inc. (Solid) by using the quoted market prices, which are Level 1 fair value measurements.

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$327,655	$—	$—	$327,655
Certificate of deposits and time deposits	—	12,502	—	12,502
Corporate bonds	—	204,050	—	204,050
Commercial paper	—	286,498	—	286,498
Asset-backed securities	—	51,659	—	51,659
U.S. Government Treasury and agency securities	75,796	42,809	—	118,605
Debt securities in government-sponsored entities	—	15,259	—	15,259
Investments in Arcturus and Solid common stock	134,137	—	—	134,137
Total	$537,588	$612,777	$—	$1,150,365

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$598,392	$—	$—	$598,392
Time deposits	—	10,000	—	10,000
Corporate bonds	—	193,802	—	193,802
Commercial paper	—	173,859	—	173,859
Asset-backed securities	—	11,225	—	11,225
U.S. Government Treasury and agency securities	167,967	17,661	—	185,628
Investments in Arcturus and Solid common stock	154,756	—	—	154,756
Total	$921,115	$406,547	$—	$1,327,662

In July 2020, the Company invested $2.5 million in a private diagnostic company, in the form of a convertible promissory note that matures in two years, if not converted earlier. The Company was also issued a warrant to purchase up to $1.0 million of the entity’s preferred stock. The fair value of the warrant to purchase shares of the entity was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the warrant is considered a Level 3 financial asset and is remeasured on a nonrecurring basis. The Company measured the fair value of the warrant by applying the Black-Scholes option pricing method and utilizing the following inputs: stock price, strike price, volatility, risk-free interest rate, and expected term. The Company recognizes the interest income on the convertible promissory note based on the effective interest rate method over the life of the note. As of March 31, 2021, the balance of the convertible promissory note was $2.1 million, including $0.3 million in interest receivable, and was recorded in other assets, and the allocated fair value of the warrant was $0.6 million and was recorded in investments in equity securities.

In December 2020, the Company invested $1.4 million in Mazi Therapeutics, Inc. (Mazi), a private pharmaceutical company founded by a current employee of the Company, in the form of a convertible promissory note that matures in two years, if not converted earlier. As of March 31, 2021, the balance of the convertible promissory note was $1.4 million.

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	March 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$327,655	$—	$—	$327,655
Certificate of deposits and time deposits	12,502	—	—	12,502
Corporate bonds	204,147	28	(125)	204,050
Commercial paper	286,498	—	—	286,498
Asset-backed securities	51,678	1	(20)	51,659
U.S. Government Treasury and agency securities	118,566	39	—	118,605
Debt securities in government-sponsored entities	15,270		(11)	15,259
Total	$1,016,316	$68	$(156)	$1,016,228

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$598,392	$—	$—	$598,392
Time deposits	10,000	—	—	10,000
Corporate bonds	193,610	209	(17)	193,802
Commercial paper	173,859	—	—	173,859
Asset-backed securities	11,224	1	—	11,225
U.S. Government Treasury and agency securities	185,561	67	—	185,628
Total	$1,172,646	$277	$(17)	$1,172,906

At March 31, 2021, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the three months ended March 31, 2021 and 2020. All marketable securities with unrealized losses at March 31, 2021 have been in a loss position for less than twelve months and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Work-in-process	$6,783	$7,184
Finished goods	5,679	5,864
Total inventory	$12,462	$13,048

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Research, clinical study, and manufacturing expenses	$23,456	$25,875
Payroll and related expenses	33,850	58,176
Other	25,393	24,440
Total accrued liabilities	$82,699	$108,491

5.	Revenue

The following table disaggregates total revenues from customers (in thousands):

	Three Months Ended March 31,
	2021	2020
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$36,260	$27,215
Daiichi Sankyo	42,750	—
Total collaboration and license revenue	79,010	27,215
Product sales:
Crysvita	5,872	1,610
Mepsevii	3,607	3,425
Dojolvi	7,034	1,444
Total product sales	16,513	6,479
Crysvita non-cash collaboration royalty revenue	3,872	2,615
Total revenues	$99,395	$36,309

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended March 31,
	2021	2020
North America	$87,742	$30,357
Europe	5,637	4,157
All other	6,016	1,795
Total revenues	$99,395	$36,309

The following table presents changes in the contract liabilities (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance of contract liabilities at beginning of period	$66,568	$—
Additions	1,271	145,283
Deductions	(42,750)	—
Balance of contract liabilities at end of period	$25,089	$145,283

See Note 6 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance accounted for 54% and 71% of the total accounts receivable balance as of March 31, 2021 and December 31, 2020, respectively, and was due from a collaboration partner.
6.	License and Research Agreements

Kyowa Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd. (KKC, formerly Kyowa Hakko Kirin Co., Ltd. or KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the United States and Canada, or the profit-share territory, and in the European Union, United Kingdom, and Switzerland, or the European territory, and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

Development Activities

In the field of orphan diseases, and except for ongoing studies being conducted by KKC, the Company is the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date. The Company shares the costs for development activities in the profit-share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which is the transition date for the profit-share territory, KKC will become the lead party and be responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the European Union and United Kingdom in February 2018 and was approved by the FDA in April 2018.

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

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in Note 7. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company recorded the royalty revenue as non-cash royalty revenues.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Company's share of revenue in profit-share territory	$36,260	$27,215
Non-cash royalty revenue in European territory	3,872	2,615
Total	$40,132	$29,830

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $5.9 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$6,185	$5,490
Selling, general and administrative	7,495	7,052
Total	$13,680	$12,542

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $14.1 million and $16.4 million from profit-share revenue and royalties and other receivables recorded in prepaid and other current assets of $5.1 million and $9.6 million and accrued liabilities of $3.8 million and $2.4 million from commercial and development activity reimbursements, as of March 31, 2021 and December 31, 2020, respectively.

Bayer HealthCare LLC

The Company has an agreement with Bayer Healthcare LLC (Bayer) to research, develop and commercialize AAV gene therapy products for the treatment of hemophilia A (DTX 201). Under this agreement, Bayer has been granted an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. The agreement requires that Bayer use commercially reasonable efforts to conduct and fund a proof-of-concept (POC) clinical trial and any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer has worldwide rights to commercialize the potential future product.

Bayer was responsible for funding certain research and development services performed by the Company in the performance of its obligations under the annual research plan and budget. Under the terms of the agreement, the Company is eligible to receive development and commercialization milestone payments of up to $232.0 million, as well as, royalty payments ranging in the high single-digit to low double-digit percentages, not exceeding the mid-teens, of net sales of licensed products. The Company achieved the first milestone in December 2017, the second milestone in April 2018, and has received $15.0 million for such milestones to date.

The Company has no further obligations under the contract. The Company may record future milestone payments as revenue, if it becomes probable that a significant reversal in the amount of revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.

Arcturus

The Company has a Research Collaboration and License Agreement with Arcturus to research and develop therapies for select rare diseases. For the three months ended March 31, 2021 and 2020, there were no research and development expenses incurred for the funding of certain research services received from Arcturus.

In May 2020, the Company exercised an option to purchase 600,000 shares of Arcturus’ common stock at $16.00 per share, or a total purchase price of $9.6 million. In December 2020, the Company sold 800,000 shares of Arcturus’ common stock at a weighted-average price of $100.81 per share and received net proceeds of $79.8 million. The Company has elected to apply the fair value option to account for the equity investment in Arcturus. As of March 31, 2021, the Company held 2,200,000 shares of Arcturus’ common stock.

The changes in the fair value of the Company’s equity investment in Arcturus securities were as follows (in thousands):

	Arcturus common stock	Option to purchase additional shares of Arcturus common stock	Total
December 31, 2019	$26,088	$1,664	$27,752
Change in fair value	113,978	23,948	137,926
Transfer of value upon option exercise	35,212	(25,612)	9,600
Sale of shares	(79,842)	—	(79,842)
December 31, 2020	95,436	—	95,436
Change in fair value	(4,576)	—	(4,576)
March 31, 2021	$90,860	$—	$90,860

The Company recorded $4.6 million in unrealized loss and $7.7 million in unrealized gain for the three months ended March 31, 2021 and 2020, respectively, from the fair value adjustments on the equity investment in Arcturus securities.

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of the IND, which occurred in January 2020, the Company elected to extend the option period by paying an option extension payment of $25.0 million (option extension premium) during the quarter ended March 31, 2020. The Company has the right to acquire GeneTx for a payment of $125.0 million, at any time, until the earlier of 30 months from the first dosing of a patient in a planned Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. This exclusive option to acquire GeneTx can be extended under certain circumstances, by up to four additional three-month periods, by paying an additional extension fee for each three-month period.

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

REGENXBIO, Inc.

In March 2020, the Company executed a License Agreement with REGENXBIO, Inc. (REGENEX), for an exclusive, sublicensable, worldwide license to REGENX’s NAV AAV8 and AAV9 Vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder. In return for these rights, the Company made an upfront payment of $7.0 million, which was recorded as an in-process research and development expense during the three months ended March 31, 2020. The Company will pay certain annual fees of $0.1 million, milestone payments of up to $14.0 million, and royalties on any net sales of products incorporating the licensed intellectual property that range from a high single-digit to low double-digit royalty.

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

The Company also entered into a Stock Purchase Agreement (SPA) with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares of the Company’s common stock in exchange for $75.0 million in cash during the first quarter of 2020. The fair market value of the common stock issued to Daiichi Sankyo was $55.3 million based on the stock price of $44.43 per share on the date of issuance, resulting in a $19.7 million premium on the SPA. Daiichi Sankyo is also subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

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

The Company determined that the total transaction price of the License Agreement was $183.4 million which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.7 million estimated reimbursement amount for delivering the license and technology services. Total revenue recognized under the license agreement through March 31, 2021 is $132.0 million.

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

For the three months ended March 31, 2021 and 2020, the Company recognized $42.8 million and none, respectively, in revenue related to this arrangement. Accordingly, the Company had recorded $25.1 million as contract liabilities, net, as of March 31, 2021. The Company recorded an accounts receivable related to the above agreements of $1.3 million as of March 31, 2021.

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

The changes in the fair value of the Company’s investment in Solid’s common stock were as follows (in thousands):

Solid common stock
Acquisition of investment in Solid common stock in October 2020	$26,843
Change in fair value	32,477
December 31, 2020	59,320
Change in fair value	(16,043)
March 31, 2021	$43,277

Mereo BioPharma 3 Limited

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo BioPharma 3 Limited, or Mereo, to collaborate on the development of setrusumab. Under the terms of the agreement, the Company will lead future global development of setrusumab in both pediatric and adult patients with Osteogenesis Imperfecta, or OI. The Company was granted an exclusive license to develop and commercialize setrusumab in the U.S., Turkey, and the rest of the world, excluding the European Economic Area, United Kingdom, and Switzerland, or the Mereo territory, where Mereo retains commercial rights. Each party will be responsible for post-marketing commitments and commercial supply in their respective territories.

Upon the closing of the transaction in January 2021, the Company made a payment of $50.0 million to Mereo and will be required to make payments of up to $254.0 million upon the achievement of certain clinical, regulatory, and commercial milestones. The Company will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world (excluding the Mereo Territory), and Mereo will pay the Company a fixed double-digit percentage royalty on net sales in the Mereo Territory.

Although Mereo is a variable interest entity, the Company is not the primary beneficiary as it does not have the power to direct the activities that would most significantly impact the economic performance of Mereo. Prior to the achievement of certain development milestones, all consideration paid to Mereo represents rights to potential future benefits associated with Mereo’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, for the three months ended March 31, 2021, the Company recorded the upfront payment of $50.0 million as in-process research and development expense.

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

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company’s effective annual interest rate was approximately 9.8% for the three months ended March 31, 2021.

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

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
December 31, 2019	$315,369
Non-cash collaboration royalty revenue	(12,995)
Non-cash interest expense	33,291
December 31, 2020	335,665
Non-cash collaboration royalty revenue	(3,872)
Non-cash interest expense	8,418
March 31, 2021	$340,211

8.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2021, there were 4,192,549 shares reserved under the 2014 Plan for the future issuance of equity awards, 3,995,536 shares reserved for the 2014 Employee Stock Purchase Plan, and 500,000 shares reserved for the Employment Inducement Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$379	$68
Research and development	13,489	10,929
Selling, general and administrative	10,430	9,175
Total stock-based compensation expense	$24,298	$20,172

9.	Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock and restricted stock units	8,084,585	8,404,411
Employee stock purchase plan	33,636	62,434
Common stock warrants	—	118,444
	8,118,221	8,585,289

10.	Equity Transactions

In October 2020, the Company completed an underwritten public offering in which 5,111,110 shares of common stock were sold, which included 666,666 shares purchased by the underwriters pursuant to an option granted to them in connection with the offering, at a public offering price of $90.00 per share. For the year ended December 31, 2020, the total proceeds that the Company received from the offering were approximately $435.6 million, net of underwriting discounts and commissions.

11.	Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Foreign currency translation adjustments	$144	$429
Unrealized gain (loss) on available-for-sale securities	(88)	260
Total accumulated other comprehensive income	$56	$689

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).

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

Impact of COVID-19 Pandemic

Our business operations have been and continue to be affected by the COVID-19 pandemic. In addition to some impact on our preclinical manufacturing activities and certain regulatory interactions, we have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment and dosing as a result of shelter-in-place orders or quarantines, and certain data from our gene therapy product candidates was delayed as a result of the COVID-19 pandemic. The FDA has also delayed certain key meetings or discussions with us related to one of our product candidates, which has impacted the progression of our clinical study for such product candidate. The continuing outbreak has caused delays in delivery of ancillary clinical trial materials as certain of our third-party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19. Social distancing measures and travel limitations in response to the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations.

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

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, gene therapy, and nucleic acid product candidates. See section entitled “Recent Program Updates” below for a description of recent updates to certain of our approved therapies and clinical-stage pipeline products.

Our biologic products include approved therapies Crysvita® (burosumab) and Mepsevii® (vestronidase alfa) and UX143 in clinical development:

•

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

•

UX143 (setrusumab), which is subject to our collaboration agreement with Mereo and the lead clinical asset in our bone endocrinology franchise, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells. Setrusumab is being studied for the treatment of osteogenesis imperfecta (OI) and has received orphan drug designation from the FDA and European Medicines Agency (EMA), rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program (PRIME). There are an estimated 60,000 patients in the developed world affected by OI. Initiation of a pediatric Phase 2/3 study is expected in the second half of 2021 and a separate pivotal study is currently being planned for adults with OI.

Our small molecule products include the approved therapy Dojolvi® (triheptanoin):

•

Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride specifically designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement for people with long-chain fatty acid oxidation disorders, or LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is approved and commercially available in the United States and Canada as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD. We have submitted Dojolvi to the Brazilian Health Regulatory Agency (ANVISA) seeking marketing authorization. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

Our clinical-stage gene therapy pipeline includes DTX401, DTX301, DTX201 and UX701:

•

DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. DTX401 has been granted Orphan Drug Designation in both the United States and in the EU, Regenerative Medicine Advanced Therapy (RMAT) designation and Fast Track designation in the United States.

•

DTX301 is an AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder, and there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the United States and in the EU and Fast Track Designation in the United States.

•

DTX201 is a Factor VIII gene therapy program for the treatment of hemophilia A that is being developed in collaboration with Bayer Healthcare LLC, or Bayer. Hemophilia A is the most common form of hemophilia with approximately 144,000 patients in the developed world. The first three cohorts with two patients each have been dosed using material from our proprietary HeLa manufacturing platform. Enrollment of additional dose cohorts in the Phase 1/2 study is currently ongoing.

•

UX701 is an AAV type 9 gene therapy product candidate designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to patients with Wilson disease. Wilson disease affects more than 50,000 individuals in the developed world. UX701 was granted Orphan Drug Designation in the United States and EU.

Our clinical-stage nucleic acid pipeline includes GTX-102 for the treatment of Angelman syndrome, and UX053 for the treatment of GSDIII:

•

GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 was granted Fast Track designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA. GTX-102 is being developed in collaboration with GeneTx Biotherapeutics LLC (GeneTx) in an ongoing Phase 1/2 clinical study. The study is currently on clinical hold in the United States.

•

UX053 is an mRNA product candidate designed for the treatment of patients with GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII affects more than 10,000 patients in the developed world.

The following table summarizes our approved products and clinical product candidate pipeline:

Recent Program Updates

Dojolvi for the treatment of LC-FAOD

On February 17, 2021 we announced that Health Canada approved Dojolvi as a source of calories and fatty acids for the treatment of adult and pediatric patients with LC-FAOD. On March 31, 2021, Dojolvi was made commercially available to patients with LC-FAOD in Canada.

DTX701 for the treatment of Wilson disease

In January 21, 2021, we announced that the FDA has cleared the Investigational New Drug (IND) application for UX701. On February 11, 2021, we announced UX701 received Fast Track Designation from the FDA. This allows for early and frequent communication throughout the entire drug development and review process and reflects the serious, unmet need for patients with Wilson disease. We currently expect enrollment in a seamless single-protocol Phase 1/2/3 study to begin in the early part of the second half of 2021.

DTX401 for the treatment of GSDIa

We have completed the Scientific Advice process with the EMA and the End-of-Phase 2 meeting with the FDA to discuss the Phase 2 data, the Phase 3 design, and endpoints.  We have submitted the Phase 3 study design to the FDA and are currently finalizing the endpoints for the study with regulators.  The Phase 3 study is currently expected to initiate early in the second half of 2021.

DTX301 for the treatment of OTC deficiency

On April 22, 2021, we announced the successful completion of an End-of-Phase 2 meeting with the FDA. The meeting focused on the discussion of the Phase 1/2 data and alignment on Phase 3 design and endpoints. The Phase 3 study will include a 64-week primary efficacy analysis period and enroll approximately 50 patients 12 years of age and older, randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. The co-primary endpoints are change in 24-hour plasma ammonia levels and the percent of patients who achieve a response as measured by discontinuation or reduction in baseline disease management.  The Phase 3 study is currently expected to initiate in the second half of 2021.

GTX-102 for the treatment of Angelman Syndrome, partnered with GeneTx

A pre-application meeting with a national regulatory agency in Europe was held in which we reviewed efficacy and safety data as well as our proposal for dosing and administration in the Phase 1/2 study. Based on our discussion, the authority agreed in principle on the expansion of the trial to Europe using a proposed modified study design, dosing and administration strategy, pending review of the application.  The application to enroll clinical studies in this region was recently submitted.

In Canada, an amendment to the open clinical trial agreement was submitted and included the additional data and updated protocol and is pending review.

Discussions with the FDA are continuing and a request for a meeting has been granted and will take place in the second quarter 2021. The meeting will review additional clinical data requested by the FDA regarding the previously treated patients that confirm that the serious adverse event in the previously treated patients has fully reversed as well as an amended dosing plan for the previously treated patients.

The Phase 1/2 study is currently expected to resume in 2021, with clinical data on some patients still available before the end of 2021.

UX053 for the treatment of GSDIII

On March 8, 2021, we announced that the FDA cleared the IND application for UX053, an investigational mRNA therapy being evaluated for the treatment of GSDIII. Enrollment in a Phase 1/2 study is currently expected to begin in the second half of 2021.

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

We have incurred net losses in each year since inception. Our net loss was $136.1 million and $119.0 million for the three months ended March 31, 2021 and 2020, respectively. Net loss for the three months ended March 31, 2021 included a loss of $20.6 million resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc. (Arcturus) and Solid Biosciences Inc. (Solid) equity securities. Net loss for the three months ended March 31, 2020 included a gain of $7.7 million resulting from changes in the fair value of our investment in Arcturus. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three months ended March 31, 2021, our total revenues increased to $99.4 million, compared to $36.3 million for the same period in 2020. Revenue for the three months ended March 31, 2021 and 2020 included $42.8 million and none, respectively, in revenue from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) which we executed in March 2020. The remainder of the increase was driven by higher revenue from Crysvita collaboration revenue in the profit-share territory, an increase in revenue for our approved products and an increase in collaboration royalty revenue.

As of March 31, 2021, we had $1,047.0 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020:

Revenue (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$36,260	$27,215	$9,045	33%
Daiichi Sankyo	42,750	—	42,750	*
Total collaboration and license revenue	79,010	27,215	51,795	190%
Product sales:
Crysvita	5,872	1,610	4,262	265%
Mepsevii	3,607	3,425	182	5%
Dojolvi	7,034	1,444	5,590	387%
Total product sales	16,513	6,479	10,034	155%
Crysvita non-cash collaboration royalty revenue	3,872	2,615	1,257	48%
Total revenues	$99,395	$36,309	$63,086	174%
* Not meaningful

For the three months ended March 31, 2021, the Company’s share of Crysvita collaboration revenue in the profit-share territory increased by $9.0 million as compared to the same period in 2020. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

In March 2020, we executed a license agreement with Daiichi Sankyo, pursuant to which we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We will also provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. For the three months ended March 31, 2021, we recognized $42.8 million as collaboration and license revenue from this arrangement. We expect to recognize the remaining revenue allocated to the intellectual property and the transfer services as revenue by the end of 2021.

The increase in product sales of $10.0 million for the three months ended March 31, 2021, compared to the same period in 2020 was primarily due to the commercial launch of Dojolvi in the United States in the third quarter of 2020, continuing increase in demand for Crysvita and Mepsevii, and an increase in sales of Dojolvi under our named patient program in certain countries.

The increase in Crysvita non-cash collaboration royalty revenue of $1.3 million primarily reflects the launch progress by our collaboration partner in European countries and an increase in the number of patients on therapy.

Cost of Sales (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Cost of sales	$5,188	$(3,503)	$8,691	-248%

Cost of sales related to our approved products increased by $8.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The cost of sales for the three months ended March 31, 2021 included additional reserves of $1.7 million for excess inventory write downs. The cost of sales for the three months ended March 31, 2020 included a credit for the manufacturing of future inventory batches with an estimated value of $4.6 million and was agreed to during the period with one of our manufacturers due to certain inventory batches that did not meet specified quality standards. The increase in cost of sales for the three months ended March 31, 2021 compared to the same period in 2020 was due to the manufacturing credit recorded in 2020, an increase in demand for our approved products, product costs related to sales of Dojolvi, which launched in the third quarter of 2020, and the reserves for excess inventory.

Prior to the approval of our products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the three months ended March 31, 2021 and 2020. If manufacturing and related costs were capitalized prior to the approval period and the $1.7 million in write downs for the three months ended March 31, 2021 and the credit of $4.6 million for the three months ended March 31, 2020 as noted above were excluded, we estimate that cost of sales for the three months ended March 31, 2021 and 2020 would have been approximately $3.7 million and $1.3 million, respectively, for our commercial product sales. We expect our gross margin percentage to decrease as we produce approved products that reflect the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving approval.

Research and Development Expenses (dollars in thousands)

Research and development expenses include internal and external costs incurred for research and development of our programs and program candidates and expenses related to certain technology that we acquire or license through business development transactions. These expenses consist primarily of clinical studies performed by contract research organizations, manufacturing of drug substance and drug product performed by contract manufacturing organizations, materials and supplies, fees from collaborative and other arrangements including milestones, licenses and other fees, personnel costs including salaries, benefits and stock-based compensation, and overhead allocations consisting of various support and infrastructure costs.

Commercial programs include costs for disease monitoring programs and certain regulatory and medical affairs support activities for programs after commercial approval. Clinical programs include study conduct and manufacturing costs related to clinical program candidates. Translational research include costs for preclinical study work and costs related to preclinical programs prior to IND filing. Upfront license and milestone fees include any significant expenses related to strategic licensing agreements. Infrastructure costs include direct costs related to laboratory, IT, and equipment depreciation costs, and overhead allocations for human resources, IT and other allocable costs.

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Commercial programs	$13,661	$5,857	$7,804	133%
Clinical programs:
Gene therapy programs	21,362	13,200	8,162	62%
Nucleic acid and other biologic programs	9,024	903	8,121	899%
Small molecule programs	—	7,440	(7,440)	-100%
Translational research	12,613	16,305	(3,692)	-23%
Upfront license and milestone fees	50,000	32,000	18,000	56%
Infrastructure	14,862	12,413	2,449	20%
Stock-based compensation	13,489	10,929	2,560	23%
Other research and development	12,507	13,914	(1,407)	-10%
Total research and development expenses	$147,518	$112,961	$34,557	31%

Total research and development expenses increased $34.6 million for the three months ended March 31, 2021 compared to the same period in 2020. The change in research and development expenses was primarily due to:

•

for commercial programs, an increase of $7.8 million for the three months ended March 31, 2021 primarily related to the addition of expenses related to Dojolvi and the TIO indication for Crysvita following their respective FDA approvals in June 2020;

•

for gene therapy programs, an increase of $8.2 million for the three months ended March 31, 2021 primarily related to the addition of expenses related to UX701 following its IND approval in January 2021;

•

for nucleic acid and other biologic programs, an increase of $8.1 million for the three months ended March 31, 2021 primarily related to the addition of expenses related to UX053 following its IND approval in March 2021 and UX143 as we entered into a License and Collaboration Agreement with Mereo BioPharma 3 Limited, or Mereo, to collaborate on the development of UX143 effective January 2021; partially offset by the classification of expenses for the TIO indication for Crysvita to commercial programs for the three months ended March 31, 2021;

•

for small molecule programs, a decrease of $7.4 million for the three months ended March 31, 2021 primarily related to the classification of expenses for Dojolvi to commercial programs for the three months ended March 31, 2021;

•

for translational research, a decrease of $3.7 million for the three months ended March 31, 2021 primarily related to the classification of expenses for UX053 to clinical programs as a result of its IND approval;

•

for upfront license and milestone fees, an increase of $18.0 million for the three months ended March 31, 2021 primarily due to the $50.0 million upfront payment to Mereo in January 2021, partially offset by the $25.0 million option extension payment to GeneTx and the $7.0 million upfront payment to REGENXBIO, Inc. (REGENEX) pursuant to the license agreement for REGENX’s NAV AAV8 and AAV9 vectors, both of which occurred during the first quarter of 2020;

•

for infrastructure, an increase of $2.4 million for the three months ended March 31, 2021 primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, implementation of COVID-related policies and safety protocols, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;

•

for stock-based compensation, an increase of $2.6 million for the three months ended March 31, 2021 primarily related to an increase in employee headcount as well as the higher valuation of stock-based awards granted to employees; and

•

for other research and development expenses, a decrease of $1.4 million for the three months ended March 31, 2021 primarily related to higher research and development efforts allocated to programs represented in the commercial, clinical, and translational science programs above.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Selling, general and administrative	$53,258	$47,516	$5,742	12%

Selling, general and administrative expenses increased $5.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs, partially offset by lower travel and related expenses due to travel restrictions in connection with the COVID-19 pandemic.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth and for our expected staged build out of our commercial organization over the next several years related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Interest income	$639	$2,919	$(2,280)	-78%

Interest income decreased $2.3 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to lower portfolio yields as a result of a decrease in interest rates, partially offset by higher balances in our marketable debt securities.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Change in fair value of equity investments	$(20,619)	$7,668	$(28,287)	-369%

The fair value of our equity investments decreased by $20.6 million during the three months ended March 31, 2021 due to decreases in the fair value of Arcturus and Solid common stock, resulting in unrealized losses on our investments in Arcturus and Solid common stock of $4.6 million and $16.0 million, respectively. The fair value of our equity investments increased by $7.7 million during the three months ended March 31, 2020 due to an increase in fair value of Arcturus common stock. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(8,418)	$(8,082)	$(336)	4%

The non-cash interest expense on liability related to the sale of future royalties increased by $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020 due to the increase in the liability related to the sale of future royalties for net sales of Crysvita in the European territory, partially offset by a decrease in the effective interest rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Other expense	$(795)	$(456)	$(339)	74%

Other expense increased by $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
Provision for income taxes	$(379)	$(409)	$30	-7%

The provision for incomes taxes decreased by a nominal amount for the three months ended March 31, 2021 compared to the same period in 2020.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, the sale of certain future royalties, and strategic collaboration arrangements.

As of March 31, 2021, we had $1,047.0 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In March 2020, we received $75.0 million in cash from the sale of 1,243,913 shares of our common stock to Daiichi Sankyo and in April 2020, we received $125.0 million from an upfront payment related to the Daiichi Sankyo License Agreement. In November 2020, we completed an underwritten public offering in which we sold 5,111,110 shares of common stock and received net proceeds of $435.6 million. In December 2020, we sold 800,000 shares of Arcturus common stock and received net proceeds of $79.8 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(159,346)	$(95,152)
Cash used in investing activities	(182,424)	(95,125)
Cash provided by financing activities	12,649	55,615
Effect of exchange rate changes on cash	(771)	(623)
Net decrease in cash, cash equivalents and restricted cash	$(329,892)	$(135,285)

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

Cash used in operating activities for the three months ended March 31, 2021 was $159.3 million and reflected a net loss of $136.1 million and $3.9 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, offset by non-cash charges of $24.3 million for stock-based compensation, $0.9 million for the amortization of the premium paid on purchased marketable debt securities, $3.4 million for depreciation, $20.6 million for a change in fair value of equity investments from Arcturus and Solid, and $8.4 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $2.0 million decrease due to an increase in accounts receivable primarily related to higher revenues, a $10.7 million decrease due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid manufacturing, insurance, and subscriptions, a $23.6 million decrease in accounts payable, accrued liabilities, and other liabilities primarily due to the payout of 2020 annual bonuses, and a decrease of $41.5 million in contract liabilities, primarily related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $0.5 million increase due to a decrease in inventory.

Cash used in operating activities for the three months ended March 31, 2020 was $95.2 million and reflected a net loss of $119.0 million, $0.3 million for the amortization of the discount paid on purchased marketable debt securities, $7.7 million for a change in fair value of equity investments from Arcturus, and $2.6 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $20.2 million for stock-based compensation, $2.9 million for depreciation, and $8.1 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a decrease of $15.1 million due to an increase in prepaid expenses and other assets primarily due to an increase in general receivables, amounts due from a collaboration partner, and amounts owed for a tenant improvement allowance, a decrease of $125.6 million due to a receivable related to the license and technology access agreement with Daiichi Sankyo in March 2020, and a $5.4 million decrease in accounts payable, accrued, and other liabilities primarily due to a decrease in accrued bonus due to the payout of the 2019 annual bonus, offset by $3.5 million increase due to a decrease in accounts receivable as receivables related to the non-cash collaboration royalty revenues were recorded against the liability related to the sale of future royalties to RPI beginning in January 1, 2020, a $0.1 million increase due to a decrease in inventory, and an increase of $145.3 million in contract liabilities related to the license and technology access agreement with Daiichi Sankyo.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $182.4 million and related to purchases of property and equipment of $16.4 million and purchases of marketable debt securities of $405.2 million, offset by proceeds from the sale of marketable debt securities of $15.0 million and maturities of marketable debt securities of $224.2 million.

Cash used in investing activities for the three months ended March 31, 2020 was $95.1 million and related to purchases of property and equipment of $14.1 million and purchases of marketable debt securities of $285.2 million, offset by proceeds from the sale of marketable debt securities of $16.6 million and maturities of marketable debt securities of $187.6 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $12.6 million and was primarily comprised of $12.8 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

Cash provided by financing activities for the three months ended March 31, 2020 was $55.6 million and was comprised of $55.3 million from the sale of common stock in connection with the license and technology access agreement with Daiichi Sankyo in March 2020 and $0.4 million in net proceeds from the issuance of common stock pursuant to the exercise of warrants and equity plan awards.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We will require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, and to further develop our general infrastructure, including construction of our GMP gene therapy manufacturing facility, and such funding may not be available to us on acceptable terms or at all.

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
•

the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates, products that we have begun to commercialize, and any products that we may develop in the future, including the construction of our own GMP gene therapy manufacturing plant;

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

Contractual Obligations and Commitments

We have contractual obligations from our operating and finance leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at March 31, 2021 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating and finance leases	$12,140	$24,224	$15,058	$2,410	$53,832
Manufacturing and service contracts	7,760	1,033	—	—	8,793
Building construction agreement	17,744	141	—	—	17,885
Total	$37,644	$25,398	$15,058	$2,410	$80,510

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity investments that we hold in Arcturus and Solid. The carrying value of our equity investment held in Arcturus was $90.9 million and $95.4 million as of March 31, 2021 and December 31, 2020, respectively, and the carrying value of our equity investment held in Solid was $43.3 million and $59.3 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of our equity investments decreased by $20.6 million during the three months ended March 31, 2021 due to a decrease in the fair value of Arcturus and Solid common stock, resulting in unrealized losses on our investments in Arcturus and Solid common stock of $4.6 million and $16.0 million, respectively. A hypothetical 10 percent decrease in the market price for our equity investments in Arcturus and Solid as of March 31, 2021 and December 31, 2020 would decrease the fair value by $13.4 million and $15.5 million, respectively. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value of our investments in Arcturus and Solid is subject to wide fluctuations which may have a significant impact on our net income (loss) in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2021, we had cash, cash equivalents, and marketable debt securities totaling $1,047.0 million, compared to $1,212.0 million as of December 31, 2020, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of March 31, 2021 or December 31, 2020. To date, we have not experienced a loss of principal on any of these investments and as of March 31, 2021, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the three months ended March 31, 2021, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2021. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with all the other information in this Quarterly Report, including our financial statements and notes thereto, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually materialize, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.  Our company’s business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, operating results and stock price.

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

Risk Factor Summary

•	We have a history of operating losses and anticipate that we will continue to incur losses for the foreseeable future.
•	We have limited experience in generating revenue from product sales.
•	We expect we will need to raise additional capital to fund our activities.
•	Clinical drug development is a lengthy and expensive process with uncertain outcomes.
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

As of March 31, 2021, our available cash, cash equivalents, and marketable debt securities were $1,047.0 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

To obtain regulatory approval in the United States and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies (including good clinical practices), commercial sales, pricing, and distribution of our product candidates, as described in “Item 1. Business – Government Regulation”  of our Annual Report. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, positions of the regulatory agencies on study design and/or endpoints, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will be denied. Applications for our product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval, for many reasons, including but not limited to the following:

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

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, certain gene therapy trials using AAV8 vectors (although at significantly higher doses than those used in our gene therapy product candidates) and other vectors led to several well-publicized adverse events, including cases of leukemia and death. The risk of cancer or death remains a concern for gene therapy and we cannot assure you that it will not occur in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products, particularly AAV gene therapy products such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our gene therapy product candidates, stricter labeling requirements for those gene therapy product candidates that are approved and a decrease in demand for any such gene therapy product candidates, all of which would have an adverse effect on our business, financial condition, results of operations and prospects. Refer to the risk factor above entitled, “Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any” for a description of the serious adverse events experienced by patients in our Phase 1/2 study of GTX-102.

Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory scrutiny.

Our products and any product candidates that are approved are subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities, as described in “Item 1. Business – Government Regulation” in our Annual Report.

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

We are developing companion diagnostic tests to identify the right patients for certain of our product candidates and to monitor response to treatment. In certain cases, diagnostic tests may need to be developed as companion diagnostics and regulatory approval obtained in order to commercialize some product candidates. We currently use and expect to continue to use biomarkers to identify the right patients for certain of our product candidates. We may also need to develop predictive biomarkers in the future. For example, to evaluate therapeutic response of DTX301, we are measuring ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and ureagenesis. We offer no assurances that 13C-acetate or any other future potential biomarker will in fact prove predictive, be reliably measured, or be accepted as a measure of efficacy by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of our gene therapy product candidates. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to successfully develop companion diagnostics, we may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We are currently working with a third party to develop companion diagnostics, however, we have little experience in the development and commercialization of diagnostics and may not ultimately be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. The University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase 1/2 clinical trial. We also use third parties for the automation, characterization and validation, of our bioanalytical assays, companion diagnostics and the manufacture of its critical reagents.

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

Any adverse developments affecting manufacturing operations for our products and product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our products and product candidates. For instance, during the fourth quarter of 2019, we experienced disruptions from our third-party supplier related to the fill and finish activities for the manufacture of Mepsevii, which negatively impacted our inventory of the product. Due to their stage of development, small volume requirements, and infrequency of batch production runs, we carry limited amounts of safety stock for our products and product candidates. We have, and may in the future, be required to take inventory write-offs and incur other charges and expenses for products and product candidates that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

The drug substance and drug product for our products and most of our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the necessary drug substance or drug product, could materially and adversely affect our business.

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. The drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. We experienced disruptions related to the fill and finish activities for the drug product for Mepsevii during the fourth quarter of 2019 and as a result, we have identified an alternative supplier to conduct such activities.  We are currently in the process of qualifying and transferring the activities to such alternative supplier, which may take a significant amount of time and expense. If we fail to qualify our alternative supplier, we could experience delays or disruptions in the supply of Mepsevii, which would negatively impact sales of the product. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for Dojolvi is prepared by Haupt Pharma AG pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. Other than as described above, we have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all.  The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing treatments that may compete with our products and product candidates. See “Item 1. Business – Competition” in our Annual Report.

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

We, as a company, have limited, recent experience selling and marketing our product and only some of our employees have prior experience promoting other similar products in the past while employed at other companies. As we increase the number and range of our commercialized products, we may experience additional complexities to our sales process and strategy and have difficulties in allocating sufficient resources to sales and marketing of certain products.  Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire large teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third-party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

Risks Related to Our Business Operations

Actual or threatened public health epidemics or outbreaks, including the ongoing COVID-19 pandemic, have and could again materially and adversely impact our business and operating results.

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

We have experienced delays in delivery of ancillary clinical trial materials due to government-imposed mandates and other restrictions from COVID-19 and may in the future experience delays or interruptions in supply of drug product or raw materials, or incur increased costs or expenses. For instance, the Presidential Executive Order invoking the Defense Production Act of 1950 has caused certain of our third party manufacturers or suppliers to prioritize and allocate more resources and capacity to supply materials to other companies engaged in the study of treatments or vaccinations for COVID-19, which has resulted in delays or shortages in supply of such materials to us. Any of these events could adversely impact our clinical trial activities and our ability to meet commercial demand for our product and product candidates and result in loss of revenue. In response to these events, we are currently seeking alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses. We may also experience interruptions or delays in sourcing equipment, materials and resources related to construction of our gene therapy manufacturing facility as a result of COVID-19, which could delay the anticipated timing for completion of the plant or result in significant additional expenses.

In an effort to protect the health of our employees, their families and our communities, and in accordance with shelter-in-place direction from state and local government authorities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely, including significant limitations on access to our laboratory space. As vaccines against COVID-19 become more widely available, we plan to ease restrictions to our facilities and allow our employees to return to work on-site.  The safety protocols we implement as our employees return to work may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. . The magnitude of the adverse effect on our business operations will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. Following the FDA approval of Dojolvi in June 2020, we have also recorded contract-based intangible assets related to our license from third parties for certain assets related to the product. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of March 31, 2021.

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

As described under “Item 1. Business - Government Regulation” in our Annual Report and in the Risk Factor above entitled “ – The insurance coverage and reimbursement status of newly approved products is uncertain” there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. We expect that additional state and federal healthcare reform measures and regulations will be adopted in the future, including proposals to reduce the exclusivity protections provided to already approved biological products and to provide biosimilar and interchangeable biologic products an easier path to approval. Any of these measures and regulations could limit the amounts that federal and state governments will pay for healthcare products and services, result in reduced demand for our product candidates or additional pricing pressures and affect our product development, testing, marketing approvals and post-market activities.

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

In particular, our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations and patient privacy regulations, including the EU General Data Protection Regulation and the California Consumer Privacy Act (CCPA), as described in “Item 1. Business – Government Regulation” of our Annual Report. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For instance, as we and our employees increasingly use social media tools as a means of communication with the public, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause to be found in violation of applicable laws, despite our attempts to monitor such social media communications through company policies and guidelines. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, disgorgement of profits, and the curtailment or restructuring of our operations. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition and our reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches may be due to malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information.  Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the COVID-19 pandemic.  Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors or partners, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal identifiable information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal identifiable information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability, any of which could materially adversely affect our business.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2.4 million shares of common stock of Arcturus and in May 2020, we exercised our option to purchase an additional 600,000 shares of Arcturus’ common stock pursuant to the terms of our equity purchase agreement with Arcturus; we subsequently sold an aggregate of 800,000 shares in December 2020. We also purchased 7,825,797 shares of common stock of Solid in October 2020. We have elected to apply the fair value option to account for our equity investments in Arcturus and Solid. As a result, increases or decreases in the stock price of Arcturus and Solid common stock will result in accompanying changes in the fair value of our investments, and cause substantial volatility in, our operating results for the reporting period. For instance, the changes in fair value of the Arcturus and Solid investments recognized in the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 was a $20.7 million decrease and $7.7 million increase, respectively, primarily due to the lower Arcturus and Solid stock price as of March 31, 2021 compared to the prior year and higher Arcturus stock price as of March 31, 2020 compared to the prior year. The losses and gains in fair value of the equity investments for the three months ended March 31, 2021 and 2020 increased and decreased, respectively, the amount of our net loss during those periods. If the Arcturus or Solid stock price had been lower at March 31, 2021 and 2020 compared to the prior year, we would have reported an even greater net loss for the three months ended March 31, 2021 and 2020. As the fair value of our investments in Arcturus and Solid is dependent on the stock price of Arcturus and Solid, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2021, 4,192,549 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2021, 3,995,536 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted an employment inducement plan with a maximum of 500,000 shares available for grant under the plan. We have registered all the shares under our inducement plan. In addition, we currently plan to register the increased number of shares available under the 2014 Plan and the 2014 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP or the inducement plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
10.1#†	Form of Performance Stock Unit Agreement (2021)				X
10.2#	Employment Inducement Plan	10-K	2/12/2021	10.43
10.3#	Form of Non Statutory Stock Option Agreement (Inducement Plan)	10-K	2/12/2021	10.44
10.4#	Form of Non Statutory Stock Option Agreement (Inducement Plan) (ex-US)	10-K	2/12/2021	10.45
10.5#	Form of Restricted Stock Unit Agreement (Inducement Plan)	10-K	2/12/2021	10.46
10.6#	Form of Restricted Stock Unit Agreement (Inducement Plan) (ex-US)	10-K	2/12/2021	10.47
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

# Indicates management contract or compensatory plan.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 4, 2021	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: May 4, 2021	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2021	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)