Form 10-Q
period 2021-06-30
Ultragenyx Pharmaceutical Inc.
filed 2021-08-03
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, the registrant had 67,836,060 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$290,875	$713,526
Marketable debt securities	554,881	488,007
Accounts receivable, net	24,720	23,093
Inventory	15,083	13,048
Prepaid expenses and other current assets	63,933	57,630
Total current assets	949,492	1,295,304
Property, plant, and equipment, net	104,568	73,515
Equity investments	103,710	155,375
Marketable debt securities	128,031	10,506
Right-of-use assets	38,619	40,524
Intangible assets, net	130,950	131,113
Goodwill	44,406	44,406
Other assets	12,668	8,812
Total assets	$1,512,444	$1,759,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,790	$12,923
Accrued liabilities	91,060	108,491
Contract liabilities	3,912	59,219
Lease liabilities	10,305	8,976
Total current liabilities	127,067	189,609
Contract liabilities	—	7,349
Lease liabilities	35,861	39,251
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	344,039	335,665
Total liabilities	540,273	605,180
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock — 250,000,000 shares authorized; 67,764,950 and 66,818,520 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	68	67
Additional paid-in capital	2,850,016	2,773,195
Accumulated other comprehensive income	232	689
Accumulated deficit	(1,878,145)	(1,619,576)
Total stockholders’ equity	972,171	1,154,375
Total liabilities and stockholders’ equity	$1,512,444	$1,759,555

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Collaboration and license	$63,940	$50,161	$142,950	$77,376
Product sales	18,346	8,066	34,859	14,545
Non-cash collaboration royalty revenue	4,689	3,482	8,561	6,097
Total revenues	86,975	61,709	186,370	98,018
Operating expenses:
Cost of sales	3,136	1,803	8,324	(1,700)
Research and development	113,205	80,709	260,723	193,670
Selling, general and administrative	53,410	42,252	106,668	89,768
Total operating expenses	169,751	124,764	375,715	281,738
Loss from operations	(82,776)	(63,055)	(189,345)	(183,720)
Interest income	441	1,797	1,080	4,716
Change in fair value of equity investments	(31,046)	95,200	(51,665)	102,868
Non-cash interest expense on liability related to the sale of future royalties	(8,517)	(8,429)	(16,935)	(16,511)
Other income (expense)	(67)	217	(862)	(239)
Income (loss) before income taxes	(121,965)	25,730	(257,727)	(92,886)
Provision for income taxes	(463)	(415)	(842)	(824)
Net income (loss)	$(122,428)	$25,315	$(258,569)	$(93,710)
Net income (loss) per share:
Basic	$(1.81)	$0.42	$(3.84)	$(1.59)
Diluted	$(1.81)	$0.41	$(3.84)	$(1.59)
Weighted-average shares used in computing net income (loss) per share:
Basic	67,607,752	59,995,617	67,356,443	58,996,278
Diluted	67,607,752	61,146,231	67,356,443	58,996,278

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(122,428)	$25,315	$(258,569)	$(93,710)
Other comprehensive income (loss):
Foreign currency translation adjustments	103	89	(182)	40
Unrealized gain (loss) on available-for-sale securities	73	2,740	(275)	1,391
Other comprehensive income (loss):	176	2,829	(457)	1,431
Total comprehensive income (loss)	$(122,252)	$28,144	$(259,026)	$(92,279)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2021	67,439,477	$67	$2,810,176	$56	$(1,755,717)	$1,054,582
Stock-based compensation	—	—	27,099	—	—	27,099
Issuance of common stock under equity plan awards, net of tax	325,473	1	12,741	—	—	12,742
Other comprehensive income	—	—	—	176	—	176
Net loss	—	—	—	—	(122,428)	(122,428)
Balance as of June 30, 2021	67,764,950	$68	$2,850,016	$232	$(1,878,145)	$972,171

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	66,818,520	$67	$2,773,195	$689	$(1,619,576)	$1,154,375
Stock-based compensation	—	—	51,319	—	—	51,319
Issuance of common stock under equity plan awards, net of tax	946,430	1	25,502	—	—	25,503
Other comprehensive loss	—	—	—	(457)	—	(457)
Net loss	—	—	—	—	(258,569)	(258,569)
Balance as of June 30, 2021	67,764,950	$68	$2,850,016	$232	$(1,878,145)	$972,171

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2020	59,488,873	$59	$2,162,667	$(1,545)	$(1,552,035)	$609,146
Issuance of common stock in connection with at-the-market offering, net of issuance costs	283,333	—	20,391	—	—	20,391
Stock-based compensation	—	—	22,428	—	—	22,428
Issuance of common stock under equity plan awards, net of tax	641,550	1	15,477	—	—	15,478
Other comprehensive income	—	—	—	2,829	—	2,829
Net income	—	—	—	—	25,315	25,315
Balance as of June 30, 2020	60,413,756	$60	$2,220,963	$1,284	$(1,526,720)	$695,587

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

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(258,569)	$(93,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	51,345	42,558
Amortization of premium (discount) on marketable debt securities, net	2,511	(149)
Depreciation and amortization	6,488	6,036
Change in fair value of equity investments	51,665	(102,868)
Non-cash collaboration royalty revenue	(8,561)	(6,097)
Non-cash interest expense on liability related to the sale of future royalties	16,935	16,511
Other	511	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,669)	9,482
Inventory	(2,174)	521
Prepaid expenses and other assets	(9,002)	(6,136)
Accounts payable, accrued, and other liabilities	(11,526)	(8,833)
Contract liabilities	(62,656)	134,898
Net cash used in operating activities	(224,702)	(7,801)
Investing activities:
Purchase of property, plant, and equipment	(36,485)	(18,179)
Purchase of marketable debt securities	(664,347)	(456,331)
Purchase of equity investments	—	(9,600)
Proceeds from sale of marketable debt securities	70,548	28,850
Proceeds from maturities of marketable debt securities	406,614	273,996
Net cash used in investing activities	(223,670)	(181,264)
Financing activities:
Proceeds from the issuance of common stock in connection with the license agreement, net	—	55,268
Proceeds from the issuance of common stock in connection with at-the-market offering, net	—	20,391
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	25,503	15,858
Other	(226)	(91)
Net cash provided by financing activities	25,277	91,426
Effect of exchange rate changes on cash	(323)	(198)
Net decrease in cash, cash equivalents and restricted cash	(423,418)	(97,837)
Cash, cash equivalents and restricted cash at beginning of period	726,294	436,244
Cash, cash equivalents and restricted cash at end of period	$302,876	$338,407

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$2,301	$10,403

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in California on April 22, 2010. The Company subsequently reincorporated in the state of Delaware in June 2011.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company operates as one reportable segment. The Company has three commercially approved products. Crysvita® (burosumab) is approved in the United States by the U.S. Food and Drug Administration (FDA) and in Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and is approved in the European Union (EU) and the United Kingdom, for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil, Colombia, and Mexico, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. Crysvita is also approved in the United States by the FDA for the treatment of fibroblast growth factor 23 (FGF23)-related hypophosphatemia in tumor-induced osteomalacia (TIO), associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that the Company will need to raise additional capital to fully implement its business plans. Through June 30, 2021, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements, to finance its operations.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	June 30,
	2021	2020
Cash and cash equivalents	$290,875	$335,639
Restricted cash included in prepaid expenses and other current assets	10,000	847
Restricted cash included in other assets	2,001	1,921
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$302,876	$338,407

Credit Losses

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted. There was no material allowance recorded for losses on receivables and available-for-sale debt securities which were attributable to credit risk for the three and six months ended June 30, 2021 and 2020.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$206,674	$—	$—	$206,674
Certificate of deposits and time deposits	—	17,501	—	17,501
Corporate bonds	—	237,296	—	237,296
Commercial paper	—	341,522	—	341,522
Asset-backed securities	—	55,020	—	55,020
U.S. Government Treasury and agency securities	12,500	42,109	—	54,609
Debt securities in government-sponsored entities	—	28,751	—	28,751
Investments in Arcturus and Solid common stock	103,091	—	—	103,091
Total	$322,265	$722,199	$—	$1,044,464

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$598,392	$—	$—	$598,392
Time deposits	—	10,000	—	10,000
Corporate bonds	—	193,802	—	193,802
Commercial paper	—	173,859	—	173,859
Asset-backed securities	—	11,225	—	11,225
U.S. Government Treasury and agency securities	167,967	17,661	—	185,628
Investments in Arcturus and Solid common stock	154,756	—	—	154,756
Total	$921,115	$406,547	$—	$1,327,662

In July 2020, the Company invested $2.5 million in a private diagnostic company, in the form of a convertible promissory note that matures in two years, if not converted earlier. The Company was also issued a warrant to purchase up to $1.0 million of the entity’s preferred stock. The fair value of the warrant to purchase shares of the entity was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the warrant is considered a Level 3 financial asset and is remeasured on a nonrecurring basis. The Company measured the fair value of the warrant by applying the Black-Scholes option pricing method and utilizing the following inputs: stock price, strike price, volatility, risk-free interest rate, and expected term. The Company recognizes the interest income on the convertible promissory note based on the effective interest rate method over the life of the note. As of June 30, 2021, the balance of the convertible promissory note was $2.2 million, including $0.4 million in interest receivable, and was recorded in other assets, and the allocated fair value of the warrant was $0.6 million and was recorded in equity investments.

In December 2020, the Company invested $1.4 million in Mazi Therapeutics, Inc. (Mazi), a private pharmaceutical company founded by a current employee of the Company, in the form of a convertible promissory note that matures in two years, if not converted earlier. As of June 30, 2021, the balance of the convertible promissory note was $1.4 million.

4.	Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	June 30, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$206,674	$—	$—	$206,674
Certificate of deposits and time deposits	17,501	—	—	17,501
Corporate bonds	237,310	45	(59)	237,296
Commercial paper	341,522	—	—	341,522
Asset-backed securities	55,015	11	(6)	55,020
U.S. Government Treasury and agency securities	54,605	7	(3)	54,609
Debt securities in government-sponsored entities	28,761	4	(14)	28,751
Total	$941,388	$67	$(82)	$941,373

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$598,392	$—	$—	$598,392
Time deposits	10,000	—	—	10,000
Corporate bonds	193,610	209	(17)	193,802
Commercial paper	173,859	—	—	173,859
Asset-backed securities	11,224	1	—	11,225
U.S. Government Treasury and agency securities	185,561	67	—	185,628
Total	$1,172,646	$277	$(17)	$1,172,906

At June 30, 2021, the remaining contractual maturities of available-for-sale securities were less than five years. There have been no significant realized gains or losses on available-for-sale securities for the three and six months ended June 30, 2021 and 2020. All marketable securities with unrealized losses at June 30, 2021 have been in a loss position for less than twelve months and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Work-in-process	$9,457	$7,184
Finished goods	5,626	5,864
Total inventory	$15,083	$13,048

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Research, clinical study, and manufacturing expenses	$22,551	$25,875
Payroll and related expenses	41,545	58,176
Other	26,964	24,440
Total accrued liabilities	$91,060	$108,491

5.	Revenue

The following table disaggregates total revenues from customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$41,756	$29,806	$78,016	$57,021
Crysvita royalty revenue in European territory	228	1,498	228	1,498
Daiichi Sankyo	21,956	18,857	64,706	18,857
Total collaboration and license revenue	63,940	50,161	142,950	77,376
Product sales:
Crysvita	2,900	2,549	8,772	4,159
Mepsevii	5,399	4,185	9,006	7,610
Dojolvi	10,047	1,332	17,081	2,776
Total product sales	18,346	8,066	34,859	14,545
Crysvita non-cash collaboration royalty revenue	4,689	3,482	8,561	6,097
Total revenues	$86,975	$61,709	$186,370	$98,018

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$75,567	$51,931	$163,309	$82,288
Europe	6,700	6,548	12,337	10,705
Latin America	4,708	3,230	10,724	5,025
Total revenues	$86,975	$61,709	$186,370	$98,018

The following table presents changes in the contract liabilities (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance of contract liabilities at beginning of period	$66,568	$—
Additions	2,050	153,755
Deductions	(64,706)	(18,857)
Balance of contract liabilities at end of period	$3,912	$134,898

See Note 6 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance accounted for 58% and 71% of the total accounts receivable balance as of June 30, 2021 and December 31, 2020, respectively, and was due from a collaboration partner.
6.	License and Research Agreements

Kyowa Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd. (KKC, formerly Kyowa Hakko Kirin Co., Ltd. or KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the United States and Canada, or the profit-share territory, and in the European Union, United Kingdom, and Switzerland, or the European territory, and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In May 2017, the Company entered into an agreement with a wholly-owned subsidiary of KKC pursuant to which it was granted the right to commercialize Crysvita in Turkey.

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

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in Note 7. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company recorded the royalty revenue as non-cash royalty revenues. During the three months ended June 30, 2021 and 2020, there was a change in the estimate of the revenue reserves related to sales made prior to January 1, 2020, as a result of which, the Company recorded $0.2 million and $1.5 million, respectively, as royalty revenue in European territory.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Company's share of revenue in profit- share territory	$41,756	$29,806	$78,016	$57,021
Royalty revenue in European territory	228	1,498	228	1,498
Non-cash royalty revenue in European territory	4,689	3,482	8,561	6,097
Total	$46,673	$34,786	$86,805	$64,616

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $2.9 million and $8.8 million for the three and six months ended June 30, 2021, respectively, and $2.5 million and $4.2 million for the three and six months ended June 30, 2020, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$5,171	$5,168	$11,356	$10,658
Selling, general and administrative	7,576	5,965	15,071	13,017
Total	$12,747	$11,133	$26,427	$23,675

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $14.7 million and $16.4 million from profit-share revenue and royalties and other receivables recorded in prepaid and other current assets of $3.8 million and $9.6 million and accrued liabilities of $2.7 million and $2.4 million from commercial and development activity reimbursements, as of June 30, 2021 and December 31, 2020, respectively.

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

Arcturus

In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus whereby the Company and Arcturus would collaborate on the research and development of therapies for select rare diseases. Arcturus has the primary responsibility for conducting certain research services, funded by the Company, and the Company is responsible for development and commercialization costs.

On a product-by-product basis, the Company may be obligated to make development and regulatory milestone payments of up to $24.5 million, and commercial milestone payments of up to $45.0 million, if certain milestones are achieved. The Company may also be obligated to pay Arcturus royalties on any net sales of products incorporating the licensed intellectual property that range from a mid single-digit to low double-digit percentage. For the three and six months ended June 30, 2021 and 2020, there were no research and development expenses incurred for the funding of certain research services received from Arcturus.

In May 2020, the Company exercised an option to purchase 600,000 shares of Arcturus’ common stock at $16.00 per share, or a total purchase price of $9.6 million. In December 2020, the Company sold 800,000 shares of Arcturus’ common stock at a weighted-average price of $100.81 per share and received net proceeds of $79.8 million. The Company has elected to apply the fair value option to account for the equity investment in Arcturus. As of June 30, 2021, the Company held 2,200,000 shares of Arcturus’ common stock.

The changes in the fair value of the Company’s equity investment in Arcturus securities were as follows (in thousands):

	Arcturus common stock	Option to purchase additional shares of Arcturus common stock	Total
December 31, 2019	$26,088	$1,664	$27,752
Change in fair value	113,978	23,948	137,926
Transfer of value upon option exercise	35,212	(25,612)	9,600
Sale of shares	(79,842)	—	(79,842)
December 31, 2020	95,436	—	95,436
Change in fair value	(20,988)	—	(20,988)
June 30, 2021	$74,448	$—	$74,448

The Company recorded $16.4 million and $21.0 million in unrealized losses for the three and six months ended June 30, 2021, respectively, and $95.2 million and $102.9 million in unrealized gains for the three and six months ended June 30, 2020, respectively, from the fair value adjustments on the equity investment in Arcturus securities.

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

As of June 30, 2021, the Company has determined that the total transaction price of the License Agreement was $183.6 million which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.9 million estimated reimbursement amount for delivering the license and technology services. Total revenue recognized under the license agreement through June 30, 2021 is $153.9 million.

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

The Company recognized $22.0 million and $64.7 million for the three and six months ended June 30, 2021, respectively, and $18.9 million for the three and six months ended June 30, 2020, in revenue related to this arrangement. Accordingly, the Company had recorded $3.9 million as contract liabilities, net, as of June 30, 2021. The Company recorded an accounts receivable related to the above agreements of $0.8 million as of June 30, 2021.

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

The changes in the fair value of the Company’s investment in Solid’s common stock were as follows (in thousands):

Solid common stock
Acquisition of investment in Solid common stock in October 2020	$26,843
Change in fair value	32,477
December 31, 2020	59,320
Change in fair value	(30,677)
June 30, 2021	$28,643

The Company recorded $14.6 million and $30.7 million in unrealized losses for the three and six months ended June 30, 2021, respectively, from the fair value adjustments on the equity investment in Solid securities.

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

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company’s effective annual interest rate was approximately 9.8% for the three months ended June 30, 2021.

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

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
December 31, 2019	$315,369
Non-cash collaboration royalty revenue	(12,995)
Non-cash interest expense	33,291
December 31, 2020	335,665
Non-cash collaboration royalty revenue	(8,561)
Non-cash interest expense	16,935
June 30, 2021	$344,039

8.	Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of June 30, 2021, there were 4,103,718 shares reserved under the 2014 Plan for the future issuance of equity awards, 3,956,907 shares reserved for the 2014 Employee Stock Purchase Plan, and 488,223 shares reserved for the Employment Inducement Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$223	$112	$602	$180
Research and development	15,094	12,856	28,583	23,785
Selling, general and administrative	11,825	9,441	22,255	18,616
Total stock-based compensation expense	$27,142	$22,409	$51,440	$42,581

9.	Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period. For the three and six months ended June 30, 2021 and the six months ended June 30, 2020, there were no differences between basic and diluted net loss per share since the effect of the dilutive securities would have been antidilutive and therefore were excluded from the diluted net loss per share calculation. The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

f

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss), basic and diluted	$(122,428)	$25,315	$(258,569)	$(93,710)
Weighted-average shares used in computing net income (loss) per share, basic	67,607,752	59,995,617	67,356,443	58,996,278
Weighted-average effect of dilutive securities:
Options to purchase common stock and RSUs	—	1,150,614	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	67,607,752	61,146,231	67,356,443	58,996,278
Net income (loss) per share:
Basic	$(1.81)	$0.42	$(3.84)	$(1.59)
Diluted	$(1.81)	$0.41	$(3.84)	$(1.59)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock and restricted stock units	8,491,447	5,204,036	8,287,698	8,643,439
Employee stock purchase plan	8,621	10,952	4,334	5,476
Common stock warrants	—	—	—	59,222
	8,500,068	5,214,988	8,292,032	8,708,137

10.	Equity Transactions

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

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market offerings through Jefferies. As of June 30, 2021, the Company has not sold any shares under the arrangement.

11.	Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Foreign currency translation adjustments	$247	$429
Unrealized gain (loss) on available-for-sale securities	(15)	260
Total accumulated other comprehensive income	$232	$689

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

Impact of COVID-19 Pandemic

Our business operations have been and continue to be affected by the COVID-19 pandemic. In addition to some impact on our preclinical manufacturing activities and certain regulatory interactions, we have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment and dosing as a result of shelter-in-place orders or quarantines, and certain data from our gene therapy product candidates was delayed as a result of the COVID-19 pandemic. The continuing outbreak has caused delays in delivery of ancillary clinical trial materials as certain of our third-party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study or manufacture of treatments or vaccinations for COVID-19. Social distancing measures and travel limitations in response to the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations.

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

Our biologic products include approved therapies Crysvita® (burosumab), Mepsevii® (vestronidase alfa) and UX143 in clinical development:

•

Crysvita is an antibody administered via subcutaneous injection that targets fibroblast growth factor 23, or FGF23, developed for the treatment of XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. There are approximately 48,000 patients with XLH in the developed world, including approximately 36,000 adults and 12,000 children. Crysvita is the only approved treatment that addresses the underlying cause of XLH. Crysvita is approved in the United States and Canada for the treatment of XLH in adult and pediatric patients six months of age and older. In the European Union, or the EU, and the United Kingdom, Crysvita is approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil, Colombia, and Mexico, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

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

•

UX143 (setrusumab), which is subject to our collaboration agreement with Mereo and the lead clinical asset in our bone endocrinology franchise, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells. Setrusumab is being studied for the treatment of osteogenesis imperfecta (OI) and has received orphan drug designation from the FDA and European Medicines Agency (EMA), rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program (PRIME). There are an estimated 60,000 patients in the developed world affected by OI. Initiation of a pediatric Phase 2/3 study is expected in the second half of 2021 and a separate study is currently being planned for adults with OI.

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

Our clinical-stage gene therapy pipeline includes DTX401, DTX301, DTX201 and UX701:

•

DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. A Pediatric Investigation Plan, or PIP, was accepted by EMA. DTX401 has been granted Orphan Drug Designation in both the United States and in the EU, Regenerative Medicine Advanced Therapy (RMAT) designation and Fast Track designation in the United States.

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

Our clinical-stage nucleic acid pipeline includes GTX-102 for the treatment of Angelman syndrome, and UX053 for the treatment of GSDIII:

•

GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 was granted Fast Track designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA. GTX-102 is being developed in collaboration with GeneTx Biotherapeutics LLC (GeneTx) in an ongoing Phase 1/2 clinical study. The study is currently on hold in the U.S. while discussions are ongoing with the FDA. The study is expected to begin enrollment later this year.

•

UX053 is an mRNA product candidate designed for the treatment of patients with GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII affects more than 10,000 patients in the developed world. UX053 was granted Orphan Drug Designation in the United States and EU.

The following table summarizes our approved products and clinical product candidate pipeline:

Recent Program Updates

Crysvita for the treatment of X-Linked Hypophosphatemia (XLH)

In July 2021, our collaboration partner KKC, announced that the European Commission (EC) approved Crysvita for self-administration as a treatment option when recommended by the treating physician, for pediatric and adult patients with XLH.

In July 2021, Crysvita was approved by Colombia’s Instituto Nacional de Vigilancia de Medicamentos y Alimentos, or INVIMA, for treatment of XLH in adult and pediatric patients one year of age and older.

GTX-102 for the treatment of Angelman Syndrome, partnered with GeneTx

In the second quarter of 2021, we announced that Health Canada (HC) cleared a protocol amendment and that the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) approved a Clinical Trial Application (CTA) to begin treating patients in Canada and the U.K. with Angelman syndrome.

Following a productive meeting with the FDA, we submitted an amended protocol. We have received feedback on the amended protocol and will make additional revisions in order to resume the study in the U.S.

Clinical data from newly treated patients in the U.K. and Canada are currently expected to be presented before the end of 2021.

DTX401 for the treatment of GSDIa

At the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting in May 2021 we presented additional long-term clinical data demonstrating a durable response lasting more than 2.5 years following treatment with DTX401 in patients with GSDIa. We are currently in the process of initiating a Phase 3 study with a 48-week primary efficacy analysis period and plan to enroll approximately 50 patients 8 years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The coprimary endpoints are the reduction in oral glucose replacement with cornstarch while maintaining and improved glucose control assessed by continuous glucose monitoring. The first patient in the Phase 3 study is currently expected to be dosed in the second half of 2021.

DTX301 for the treatment of OTC deficiency

At the ASGCT Annual Meeting in May 20201 we presented additional long-term clinical data showing durable metabolic control and sustained responses lasting more than three years following treatment with DTX301 in patients with OTC deficiency. We are currently in the process of initiating a Phase 3 study that will include a 64-week primary efficacy analysis period and plan to enroll approximately 50 patients 12 years of age and older, randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. The co-primary endpoints are the percentage of patients who achieve a response as measured by discontinuation or reduction in baseline disease management and the 24-hour plasma ammonia levels. The first patient in the Phase 3 study is currently expected to be dosed in the second half of 2021.

UX701 for the treatment of Wilson Disease

We are currently in the process of initiating a seamless, single-protocol Phase 1/2/3 study. The first part of the study is expected to enroll approximately 27 patients (nine per cohort), randomized 2:1 to DTX701, manufactured using the company’s proprietary HeLa 2.0 producer cell line (PCL) process at the 2,000 liter scale, or placebo. The dose cohorts will be enrolled sequentially using ascending doses. The patients will be followed for 52 weeks before transitioning to long-term follow-up and selecting a pivotal dose. The dose will be determined based on the safety profile, changes in biomarkers of copper metabolism, and the reduction in the use of the current standard of care. The first patient in the Phase 1/2/3 study is expected to be dosed in the second half of 2021.

UX053 for the treatment of GSDIII

In June 2021, UX053 was granted Orphan Drug Designation (ODD) in the U.S. by the FDA and in July 2021, ODD was granted by the European Commission (EC). Enrollment in a Phase 1/2 study is currently expected to begin in the second half of 2021.

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

We have incurred net losses in each year since inception. Our net loss was $122.4 million and $258.6 million for the three and six months ended June 30, 2021, respectively. Our net income was $25.3 million for the three months ended June 30, 2020 and our net loss was $93.7 million for the six months ended June 30, 2020. Net loss for the three and six months ended June 30, 2021 included losses of $31.0 million and $51.7 million resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc. (Arcturus) and Solid Biosciences Inc. (Solid) equity securities. Net income (loss) for the three and six months ended June 30, 2020 included gains of $95.2 million and $102.9 million, respectively, resulting from changes in the fair value of our investment in Arcturus. Other than changes in the fair value of our investments, substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three months ended June 30, 2021, our total revenues increased to $87.0 million, compared to $61.7 million for the same period in 2020 and for the six months ended June 30, 2021, increased to $186.4 million, compared to $98.0 million for the same period in 2020. Revenue for the three months ended June 30, 2021 and 2020 included $22.0 million and $18.9 million, respectively, and for the six months ended June 30, 2021 and 2020 included $64.7 million and $18.9 million, respectively, in revenue from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) which we executed in March 2020. The remainder of the increase was driven by higher revenue from Crysvita collaboration revenue in the profit-share territory, an increase in revenue for our approved products and an increase in collaboration royalty revenue.

As of June 30, 2021, we had $973.8 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$41,756	$29,806	$11,950	40%
Crysvita royalty revenue in European territory	228	1,498	(1,270)	-85%
Daiichi Sankyo	21,956	18,857	3,099	16%
Total collaboration and license revenue	63,940	50,161	13,779	27%
Product sales:
Crysvita	2,900	2,549	351	14%
Mepsevii	5,399	4,185	1,214	29%
Dojolvi	10,047	1,332	8,715	654%
Total product sales	18,346	8,066	10,280	127%
Crysvita non-cash collaboration royalty revenue	4,689	3,482	1,207	35%
Total revenues	$86,975	$61,709	$25,266	41%

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$78,016	$57,021	$20,995	37%
Crysvita royalty revenue in European territory	228	1,498	(1,270)	-85%
Daiichi Sankyo	64,706	18,857	45,849	243%
Total collaboration and license revenue	142,950	77,376	65,574	85%
Product sales:
Crysvita	8,772	4,159	4,613	111%
Mepsevii	9,006	7,610	1,396	18%
Dojolvi	17,081	2,776	14,305	515%
Total product sales	34,859	14,545	20,314	140%
Crysvita non-cash collaboration royalty revenue	8,561	6,097	2,464	40%
Total revenues	$186,370	$98,018	$88,352	90%

For the three and six months ended June 30, 2021, the Company’s share of Crysvita collaboration revenue in the profit-share territory increased by $12.0 million and $21.0 million, respectively, as compared to the same periods in 2020. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

Beginning in 2020, we have recorded the royalty revenue as non-cash royalty revenues. During the three months ended June 30, 2021 and 2020, there were changes in the estimates on the revenue reserves, related to sales made prior to January 1, 2020 and as a result, we recorded $0.2 million and $1.5 million, respectively, as royalty revenue in European territory.

In March 2020, we executed a license agreement with Daiichi Sankyo, pursuant to which we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our HeLa PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We will also provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. For the three and six months ended June 30, 2021, the collaboration and license revenue from this arrangement, which is recognized based on the progress toward complete satisfaction of the individual performance obligation using an input measure, increased by $3.1 million and $45.8 million, respectively, as compared to the same periods in 2020. We expect to recognize the remaining revenue allocated to the intellectual property and the transfer services as revenue by the end of 2021.

The increases in product sales of $10.3 million and $20.3 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 were primarily due to the commercial launch of Dojolvi in the United States in the third quarter of 2020, continuing increase in demand for Crysvita and Mepsevii, and an increase in sales of Dojolvi under our named patient program in certain countries.

The increases in Crysvita non-cash collaboration royalty revenue of $1.2 million and $2.5 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily reflects the launch progress by our collaboration partner in European countries and an increase in the number of patients on therapy.

Cost of Sales (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Cost of sales	$3,136	$1,803	$1,333	74%

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Cost of sales	$8,324	$(1,700)	$10,024	-590%

Cost of sales increased by $1.3 million and $10.0 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase in cost of sales for the three months ended June 30, 2021 compared to the same period in 2020 was due to an increase in demand for our approved products including Dojolvi, which launched in the third quarter of 2020. The increase in cost of sales for the six months ended June 30, 2021 compared to the same period in 2020 was due to an increase in demand for our approved products including Dojolvi, which launched in the third quarter of 2020 and a credit for the manufacturing of future inventory batches of $4.6 million due to certain inventory batches that did not meet specified quality standards which we recorded during the six months ended June 30, 2020. The increase was offset by additional reserves of $1.7 million for excess inventory write-downs recorded during the six months ended June 30, 2021.

Prior to the approval of our products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not fully reflected in the costs of sales during the three and six months ended June 30, 2021 and 2020. If manufacturing and related costs were capitalized prior to the approval period and the $1.7 million in write downs for the six months ended June 30, 2021 and the credit of $4.6 million for the six months ended June 30, 2020 as noted above were excluded, we estimate that cost of sales for the three and six months ended June 30, 2021 would have been approximately $3.2 million and $7.0 million, respectively, and for the three and six months ended June 30, 2020 would have been approximately $1.9 million and $3.1 million, respectively, for our commercial product sales. We expect our gross margin percentage to decrease as we produce approved products that reflect the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving approval.

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

Commercial programs include costs for disease monitoring programs and certain regulatory and medical affairs support activities for programs after commercial approval. Clinical programs include study conduct and manufacturing costs related to clinical program candidates. Translational research includes costs for preclinical study work and costs related to preclinical programs prior to IND filing. Upfront license and milestone fees include any significant expenses related to strategic licensing agreements. Infrastructure costs include direct costs related to laboratory, IT, and equipment depreciation costs, and overhead allocations for human resources, IT and other allocable costs.

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Commercial programs	$12,641	$13,839	$(1,198)	-9%
Clinical programs:
Gene therapy programs	29,735	9,059	20,676	228%
Nucleic acid and other biologic programs	10,571	429	10,142	*
Translational research	16,647	16,067	580	4%
Upfront license and milestone fees	—	1,200	(1,200)	-100%
Infrastructure	14,374	12,787	1,587	12%
Stock-based compensation	15,094	12,856	2,238	17%
Other research and development	14,143	14,472	(329)	-2%
Total research and development expenses	$113,205	$80,709	$32,496	40%
* not meaningful

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Commercial programs	$26,302	$19,696	$6,606	34%
Clinical programs:
Gene therapy programs	51,097	22,259	28,838	130%
Nucleic acid and other biologic programs	19,595	1,332	18,263	*
Small molecule programs	—	7,440	(7,440)	-100%
Translational research	29,260	32,372	(3,112)
Upfront license and milestone fees	50,000	33,200	16,800	51%
Infrastructure	29,236	25,200	4,036	16%
Stock-based compensation	28,583	23,785	4,798	20%
Other research and development	26,650	28,386	(1,736)	-6%
Total research and development expenses	$260,723	$193,670	$67,053	35%

Total research and development expenses increased $32.5 million and $67.1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The change in research and development expenses was primarily due to:

•

for commercial programs, a decrease of $1.2 million for the three months ended June 30, 2021, primarily related to the capitalization of Dojolvi manufacturing costs in the three months ended June 30, 2021 which were expensed during the three months ended June 30, 2020, and an increase of $6.6 million for the six months ended June 30, 2021, primarily related to the addition of expenses related to Dojolvi and the TIO indication for Crysvita following their respective FDA approvals in June 2020;

•

for gene therapy programs, an increase of $20.7 million and $28.8 million for the three months and six months ended June 30, 2021, respectively, primarily related to the addition of expenses related to UX701 following its IND approval in January 2021 and expense increases related to DTX401 and DTX301 Phase 3 trial preparation;

•

for nucleic acid and other biologic programs, an increase of $10.1 million and $18.3 million for the three and six months ended June 30, 2021, respectively, primarily related to the addition of expenses related to UX053 following its IND approval in March 2021 and UX143 as we entered into a License and Collaboration Agreement with Mereo BioPharma 3 Limited, or Mereo, to collaborate on the development of UX143 effective January 2021; partially offset by the classification of expenses for the TIO indication for Crysvita to commercial programs for the three and six months ended June 30, 2021;

•

for small molecule programs, a decrease of $7.4 million for the six months ended June 30, 2021, primarily related to the classification of expenses for Dojolvi to commercial programs for the six months ended June 30, 2021;

•

for translational research, an increase of $0.6 million and a decrease of $3.1 million for the three and six months ended June 30, 2021, respectively, primarily related to the classification of expenses for UX053 to nucleic acid and other biologic programs and UX701 to gene therapy programs as a result of their IND approvals net of increased spending on new translational research projects;

•

for upfront license and milestone fees, a decrease of $1.2 million and an increase of $16.8 million for the three and six months ended June 30, 2021, respectively, primarily due to the $50.0 million upfront payment to Mereo in January 2021, partially offset by the $25.0 million option extension payment to GeneTx and the $7.0 million upfront payment to REGENXBIO, Inc. (REGENEX) pursuant to the license agreement for REGENX’s NAV AAV8 and AAV9 vectors, both of which occurred during the first quarter of 2020, and a $1.2 million one-time license fee during the three months ended June 30, 2020;

•

for infrastructure, an increase of $1.6 million and $4.0 million for the three and six months ended June 30, 2021, respectively, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, implementation of COVID-related policies and safety protocols, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;

•

for stock-based compensation, an increase of $2.2 million and $4.8 million for the three and six months ended June 30, 2021, respectively, primarily related to an increase in employee headcount as well as the higher valuation of stock-based awards granted to employees; and

•

for other research and development expenses, a decrease of $0.3 million and $1.7 million for the three and six months ended June 30, 2021, respectively, primarily related to higher research and development efforts allocated to the programs represented in the commercial, clinical, and translational science programs above.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Selling, general and administrative	$53,410	$42,252	$11,158	26%

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Selling, general and administrative	$106,668	$89,768	$16,900	19%

Selling, general and administrative expenses increased $11.2 million and $16.9 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Interest income	$441	$1,797	$(1,356)	-75%

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Interest income	$1,080	$4,716	$(3,636)	-77%

Interest income decreased $1.4 million and $3.6 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to lower portfolio yields as a result of a decrease in interest rates, partially offset by higher balances in our marketable debt securities.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Change in fair value of equity investments	$(31,046)	$95,200	$(126,246)	-133%

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Change in fair value of equity investments	$(51,665)	$102,868	$(154,533)	-150%

The fair value of our equity investments decreased by $31.0 million and $51.7 million during the three and six months ended June 30, 2021, respectively, due to decreases in the fair value of Arcturus and Solid common stock, resulting in unrealized losses on our investments in Arcturus common stock of $16.4 million and $21.0 million during the three and six months ended June 30, 2021, respectively and unrealized losses on our investments in Solid common stock of $14.6 million and $30.7 million during the three and six months ended June 30, 2021, respectively. The fair value of our equity investments increased by $95.2 million and $102.9 million during the three and six months ended June 30, 2020, respectively, due to increases in the fair value of Arcturus equity investments. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(8,517)	$(8,429)	$(88)	1%

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(16,935)	$(16,511)	$(424)	3%

The non-cash interest expense on liability related to the sale of future royalties increased by $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to the increase in the liability related to the sale of future royalties for net sales of Crysvita in the European territory, partially offset by a decrease in the effective interest rate for the three and six months ended June 30, 2021 compared to same periods in 2020. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Other income (expense)	$(67)	$217	$(284)	-131%

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Other income (expense)	$(862)	$(239)	$(623)	261%

Other expense increased by $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase was primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Provision for income taxes	$(463)	$(415)	$(48)	12%

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
Provision for income taxes	$(842)	$(824)	$(18)	2%

The provision for incomes taxes increased by a nominal amount for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of June 30, 2021, we had $973.8 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market offerings through Jefferies. As of June 30, 2021, we had not sold any shares under the arrangement.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(224,702)	$(7,801)
Cash used in investing activities	(223,670)	(181,264)
Cash provided by financing activities	25,277	91,426
Effect of exchange rate changes on cash	(323)	(198)
Net decrease in cash, cash equivalents and restricted cash	$(423,418)	$(97,837)

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

Cash used in operating activities for the six months ended June 30, 2021 was $224.7 million and reflected a net loss of $258.6 million and $8.6 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, offset by non-cash charges of $51.3 million for stock-based compensation, $2.5 million for the amortization of the premium paid on purchased marketable debt securities, $6.5 million for depreciation and amortization, $51.7 million for a change in fair value of equity investments from Arcturus and Solid, and $16.9 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $1.7 million decrease due to an increase in accounts receivable primarily related to higher revenues, a $2.2 million decrease due to an increase in inventory, a $9.0 million decrease due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid subscriptions, prepaid clinical studies, and prepaid fixed assets, a $11.5 million decrease in accounts payable, accrued liabilities, and other liabilities primarily due to the payout of 2020 annual bonuses, and a decrease of $62.7 million in contract liabilities, related to the revenue recognized from the license agreements with Daiichi Sankyo.

Cash used in operating activities for the six months ended June 30, 2020 was $7.8 million and reflected a net loss of $93.7 million, $0.1 million for the amortization of the discount paid on purchased investments, $102.9 million for changes in the fair value of equity investments from Arcturus, and $6.1 million for non-cash collaboration royalty revenues related to the sale of future royalties to Royalty Pharma, offset by non-cash charges of $42.6 million for stock-based compensation, $6.0 million for depreciation, and $16.5 million for non-cash interest incurred on the liability related to the sale of future royalties to Royalty Pharma. Cash used in operating activities also reflected a decrease of $6.1 million due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid manufacturing and a $8.8 million decrease in accounts payable, accrued liabilities, and other liabilities primarily due to a decrease in accrued bonus due to the payout of the 2019 annual bonus, offset by a $9.5 million increase due to a decrease in accounts receivable primarily related to change in the timing of billing to a collaboration partner offset by a $8.5 million receivable related to the license agreement with Daiichi Sankyo in June 2020, a $0.5 million increase due to a decrease in inventory, and an increase of $134.9 million in contract liabilities related to the license agreements with Daiichi Sankyo.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June, 2021 was $223.7 million and related to purchases of property, plant, and equipment of $36.5 million and purchases of marketable debt securities of $664.3 million, offset by proceeds from the sale of marketable debt securities of $70.5 million and maturities of marketable debt securities of $406.6 million.

Cash used in investing activities for the six months ended June 30, 2020 was $181.3 million and related to purchases of property, plant, and equipment of $18.2 million, purchases of investments of $456.3 million, and the exercise of the option to purchase additional Arcturus shares for $9.6 million, offset by proceeds from the sale of investments of $28.9 million and maturities of investments of $274.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $25.3 million and was primarily comprised of $25.5 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

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

We expect to satisfy future cash needs through existing capital balances, revenue from our commercial products, and through some combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations and Commitments

We have contractual obligations from our operating and finance leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations at June 30, 2021 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating and finance leases	$13,012	$25,144	$13,816	$1,351	$53,323
Manufacturing and service contracts	8,768	472	—	—	9,240
Building construction agreement	6,411	—	—	—	6,411
Total	$28,191	$25,616	$13,816	$1,351	$68,974

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity investments that we hold in Arcturus and Solid. The carrying value of our equity investment held in Arcturus was $74.4 million and $95.4 million as of June 30, 2021 and December 31, 2020, respectively, and the carrying value of our equity investment held in Solid was $28.6 million and $59.3 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of our equity investments decreased by $31.0 million and $51.7 million during the three and six months ended June 30, 2021, respectively, due to a decrease in the fair value of Arcturus and Solid common stock, resulting in unrealized losses on our investments in Arcturus common stock of $16.4 million and $21.0 million for the three and six months ended June 30, 2021, respectively and in unrealized losses in our investments in Solid common stock of $14.6 million and $30.7 million for the three and six months ended June 30, 2021, respectively. A hypothetical 10 percent decrease in the market price for our equity investments in Arcturus and Solid as of June 30, 2021 and December 31, 2020 would decrease the fair value by $10.3 million and $15.5 million, respectively. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value of our investments in Arcturus and Solid is subject to wide fluctuations which may have a significant impact on our net income (loss) in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2021, we had cash, cash equivalents, and marketable debt securities totaling $973.8 million, compared to $1,212.0 million as of December 31, 2020, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of June 30, 2021 or December 31, 2020. To date, we have not experienced a loss of principal on any of these investments and as of June 30, 2021, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the three months ended June 30, 2021, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2021. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

•	Our products will remain subject to regulatory scrutiny even if we obtain regulatory approval.
•	We may not realize the full commercial potential of our product candidates if we are unable to source and develop effective biomarkers.
•	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us.
•	We are dependent on KKC for the clinical and commercial supply of Crysvita for all major markets and for the development and commercialization of Crysvita in certain major markets.
•	We have no experience as a company developing a manufacturing facility, such as our gene therapy manufacturing facility in Massachusetts.

•	We rely on third parties to manufacture our products and product candidates and face a multitude of manufacturing risks.
•	The loss of, or failure to supply by, any of any of our single-source suppliers for our drug substance and drug product could adversely affect our business.
•	The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably.
•	A competitor could misappropriate or disclose our trade secrets.
•	Our revenue may be adversely affected if the market opportunities for our products and product candidates are smaller than expected.
•	Our competitors may develop therapies that are similar, more advanced, or more effective than ours.
•	We may not successfully manage expansion of our company, including building an integrated commercial organization.
•	Our exclusive right to promote Crysvita in the United States and Canada expires in 2023.
•	Commercial success of our products depends on the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community
•	We face uncertainty related to insurance coverage and reimbursement status of our newly approved products.
•	We may be adversely affected by the United Kingdom’s withdrawal from the EU.
•

If we, or our third-party partners, are unable to maintain effective proprietary rights for our products, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

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

•	We may fail to comply with laws and regulations or changes in laws and regulations could adversely affect our business.
•	We are exposed to risks related to international expansion of our business outside of the United States.
•	Our business may be adversely affected in the event of computer system failures or security breaches.
•	We or our third-party partners may be adversely affected by earthquakes or other serious natural disasters that are not adequately protected by business continuity and disaster recovery plans.
•	We may incur various costs and expenses and risks related to acquisition of companies or products or strategic transactions.
•	The market price of our common stock is highly volatile.

•	Future sales and issuances of our common stock could dilute the percentage ownership of our current stockholders and result in a decline in stock price.
•	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
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

As of June 30, 2021, our available cash, cash equivalents, and marketable debt securities were $973.8 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. The process of finding and diagnosing patients is costly, especially since the rare diseases we are studying are commonly underdiagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical studies because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. Delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue.

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

During the fourth quarter 2020, we completed our purchase of land located in the Town of Bedford, Massachusetts for construction of our gene therapy manufacturing facility and began construction of the base building for the facility. We expect that the new facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins for our gene therapy products. We currently anticipate construction of the facility to be completed in 2023. We do not have experience as a company, however, in developing a manufacturing facility and we may experience unexpected costs or delays or ultimately be unsuccessful in developing the facility or capability. We are dependent on key partners for delivery of power, electricity and other utilities to our manufacturing facility and we cannot assure that such services will be provided at the facility without interruptions, delays or unexpected costs. Further, as described in the risk factor below entitled, “Actual or threatened public health epidemics or outbreaks, including the ongoing COVID-19 pandemic, have and could again materially and adversely impact our business and operating results,” the COVID-19 pandemic has adversely impacted delivery of raw materials, and increased costs for certain materials, for construction of our facility. As we expand our commercial footprint to multiple geographies, we may establish multiple manufacturing facilities, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. The drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. We experienced disruptions related to the fill and finish activities for the drug product for Mepsevii during the fourth quarter of 2019 and as a result, we identified an alternative supplier to conduct such activities. We are currently in the process of qualifying and transferring the activities to such alternative supplier, which may take a significant amount of time and expense. If we fail to qualify our alternative supplier, we could experience delays or disruptions in the supply of Mepsevii, which would negatively impact sales of the product. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to our supply agreement with IOI Oleo, and the drug product for Dojolvi is prepared by Haupt Pharma AG pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. Other than as described above, we have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all.  The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We have experienced delays in delivery of ancillary clinical trial materials due to government-imposed mandates and other restrictions from COVID-19 and may in the future experience delays or interruptions in supply of drug product or raw materials, or incur increased costs or expenses. For instance, the Presidential Executive Order invoking the Defense Production Act of 1950 has caused certain of our third party manufacturers or suppliers to prioritize and allocate more resources and capacity to supply materials to other companies engaged in the study or manufacture of treatments or vaccinations for COVID-19, which has resulted in delays or shortages in supply of such materials to us. Any of these events could adversely impact our clinical trial activities and our ability to meet commercial demand for our product and product candidates and result in loss of revenue. In response to these events, we are currently seeking alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses. We have also experienced interruptions or delays in sourcing certain equipment, materials and resources, and increased costs for certain raw materials, related to construction of our gene therapy manufacturing facility as a result of COVID-19, which could delay the anticipated timing for completion of the plant or result in significant additional expenses.

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

The COVID-19 pandemic has already impacted our operations and those of our third-party partners. The magnitude and extent to which the outbreak may impact or continue to impact our business operations, clinical trial activities, product candidate approvals, supply chain and commercialization of our products and product candidates will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the scope and magnitude of any resurgence in the outbreak due to virus mutations or other factors, the timing and availability of treatments and vaccines against the virus, the duration of, or implementation of additional, restrictions to contain the outbreak and the effectiveness of other actions taken in the United States and other countries to contain and address the pandemic. This pandemic also amplifies many of the other risks described throughout the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. Following the FDA approval of Dojolvi in June 2020, we have also recorded contract-based intangible assets related to our license from third parties for certain assets related to the product. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our statement of operations. We have not recorded any impairments related to our intangible assets through the end of June 30, 2021.

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

We may acquire or invest in businesses or products that we believe could complement or expand our business or otherwise offer growth opportunities. For example, we acquired Dimension in November 2017 and during the third quarter 2019, we entered into an agreement with GeneTx to collaborate on the development of a product for the treatment of Angelman Syndrome which includes an exclusive option to acquire GeneTx. The pursuit of potential acquisitions or investments may divert the attention of management and may cause us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in completing or realizing anticipated benefits from such transactions. In addition, we may receive inquiries relating to potential strategic transactions, including collaborations, licenses, and acquisitions. Such potential transactions may divert the attention of management and may cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2.4 million shares of common stock of Arcturus and in May 2020, we exercised our option to purchase an additional 600,000 shares of Arcturus’ common stock pursuant to the terms of our equity purchase agreement with Arcturus; we subsequently sold an aggregate of 800,000 shares in December 2020. We also purchased 7,825,797 shares of common stock of Solid in October 2020. We have elected to apply the fair value option to account for our equity investments in Arcturus and Solid. As a result, increases or decreases in the stock price of Arcturus and Solid common stock will result in accompanying changes in the fair value of our investments, and cause substantial volatility in, our operating results for the reporting period. For instance, the changes in fair value of the Arcturus and Solid investments recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2021 was a $31.0 million and a $51.7 million decrease, respectively, primarily due to the lower Arcturus and Solid stock price as of June 30, 2021 compared to the prior period. The changes in fair value of the Arcturus investment recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2020 was a $95.2 and a $102.9 million increase, respectively, primarily due to the higher Arcturus stock price as of June 30, 2020 compared to the prior period. The losses and gains in fair value of the equity investments for the three and six months ended June 30, 2021 and for the three and six months ended June 30, 2020 increased and decreased, respectively, the amount of our net loss during those periods. If the Arcturus or Solid stock price had been lower at June 30, 2021 and 2020 compared to the prior period, we would have reported an even greater net loss for the three and six months ended June 30, 2021 and for the six months ended June 30, 2020. As the fair value of our investments in Arcturus and Solid is dependent on the stock price of Arcturus and Solid, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2021, 4,103,718 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2021, 3,956,907 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted an employment inducement plan with a maximum of 500,000 shares available for grant under the plan. At June 30, 2021, 488,223 shares were available for issuance under the inducement plan. We have registered all the shares under our inducement plan. In addition, we currently plan to register the increased number of shares available under the 2014 Plan and the 2014 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP or the inducement plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
10.1#	Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan				X
10.2#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors)				X
10.3#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors)				X
10.4#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors)				X
10.5#	Form of Restricted Stock Unit Agreement (Grant for New Directors)				X
10.6	Open Market Sales Agreement, dated May 7, 2021, by and between Ultragenyx Pharmaceutical Inc. and Jefferies LLC	8-K	5/7/2021	1.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 2, 2021	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Duly Authorized Officer)

Date: August 2, 2021	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2021	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)