Form 10-Q
period 2021-09-30
Ultragenyx Pharmaceutical Inc.
filed 2021-11-03
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, the registrant had 68,162,225 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$197,538	$713,526
Marketable debt securities	539,579	488,007
Accounts receivable, net	25,383	23,093
Inventory	15,191	13,048
Prepaid expenses and other current assets	69,193	57,630
Total current assets	846,884	1,295,304
Property, plant, and equipment, net	119,069	73,515
Equity investments	86,215	155,375
Marketable debt securities	204,243	10,506
Right-of-use assets	36,696	40,524
Intangible assets, net	130,869	131,113
Goodwill	44,406	44,406
Other assets	16,419	8,812
Total assets	$1,484,801	$1,759,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,575	$12,923
Accrued liabilities	109,660	108,491
Contract liabilities	—	59,219
Lease liabilities	10,698	8,976
Total current liabilities	135,933	189,609
Lease liabilities	33,344	39,251
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	348,073	335,665
Other liabilities	471	7,349
Total liabilities	551,127	605,180
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock — 250,000,000 shares authorized; 67,961,963 and 66,818,520 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	68	67
Additional paid-in capital	2,884,695	2,773,195
Accumulated other comprehensive income	54	689
Accumulated deficit	(1,951,143)	(1,619,576)
Total stockholders’ equity	933,674	1,154,375
Total liabilities and stockholders’ equity	$1,484,801	$1,759,555

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Collaboration and license	$55,048	$66,924	$197,998	$144,300
Product sales	21,950	11,215	56,809	25,760
Non-cash collaboration royalty revenue	4,649	3,331	13,210	9,428
Total revenues	81,647	81,470	268,017	179,488
Operating expenses:
Cost of sales	4,175	2,348	12,499	648
Research and development	113,417	87,314	374,140	280,984
Selling, general and administrative	53,883	42,123	160,551	131,891
Total operating expenses	171,475	131,785	547,190	413,523
Loss from operations	(89,828)	(50,315)	(279,173)	(234,035)
Interest income	408	1,338	1,488	6,054
Change in fair value of equity investments	25,702	(11,520)	(25,963)	91,348
Non-cash interest expense on liability related to the sale of future royalties	(8,683)	(8,582)	(25,618)	(25,093)
Other income (expense)	(415)	547	(1,277)	308
Loss before income taxes	(72,816)	(68,532)	(330,543)	(161,418)
Provision for income taxes	(182)	(313)	(1,024)	(1,137)
Net loss	$(72,998)	$(68,845)	$(331,567)	$(162,555)
Net loss per share, basic and diluted	$(1.08)	$(1.13)	$(4.91)	$(2.73)
Weighted-average shares used in computing net loss per share, basic and diluted	67,875,363	60,687,177	67,533,671	59,564,163

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(72,998)	$(68,845)	$(331,567)	$(162,555)
Other comprehensive income (loss):
Foreign currency translation adjustments	(166)	374	(348)	414
Unrealized gain (loss) on available-for-sale securities	(12)	(645)	(287)	746
Other comprehensive income (loss):	(178)	(271)	(635)	1,160
Total comprehensive loss	$(73,176)	$(69,116)	$(332,202)	$(161,395)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2021	67,764,950	$68	$2,850,016	$232	$(1,878,145)	$972,171
Stock-based compensation	—	—	27,005	—	—	27,005
Issuance of common stock under equity plan awards, net of tax	197,013	—	7,674	—	—	7,674
Other comprehensive loss	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(72,998)	(72,998)
Balance as of September 30, 2021	67,961,963	$68	$2,884,695	$54	$(1,951,143)	$933,674

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	66,818,520	$67	$2,773,195	$689	$(1,619,576)	$1,154,375
Stock-based compensation	—	—	78,324	—	—	78,324
Issuance of common stock under equity plan awards, net of tax	1,143,443	1	33,176	—	—	33,177
Other comprehensive loss	—	—	—	(635)	—	(635)
Net loss	—	—	—	—	(331,567)	(331,567)
Balance as of September 30, 2021	67,961,963	$68	$2,884,695	$54	$(1,951,143)	$933,674

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2020	60,413,756	$60	$2,220,963	$1,284	$(1,526,720)	$695,587
Stock-based compensation	—	—	20,527	—	—	20,527
Issuance of common stock under equity plan awards, net of tax	401,934	1	19,192	—	—	19,193
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(68,845)	(68,845)
Balance as of September 30, 2020	60,815,690	$61	$2,260,682	$1,013	$(1,595,565)	$666,191

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

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(331,567)	$(162,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	78,133	62,897
Amortization of premium on marketable debt securities, net	4,499	217
Depreciation and amortization	9,705	9,128
Change in fair value of equity investments	25,963	(91,348)
Non-cash collaboration royalty revenue	(13,210)	(9,428)
Non-cash interest expense on liability related to the sale of future royalties	25,618	25,093
Other	433	478
Changes in operating assets and liabilities:
Accounts receivable	(2,362)	5,126
Inventory	(2,127)	(2,635)
Prepaid expenses and other assets	(6,979)	(12,461)
Accounts payable, accrued, and other liabilities	1,920	2,822
Contract assets and liabilities, net	(74,377)	102,898
Net cash used in operating activities	(284,351)	(69,768)
Investing activities:
Purchase of property, plant, and equipment	(57,045)	(21,959)
Purchase of marketable debt securities	(917,409)	(648,524)
Purchase of equity investments	—	(10,220)
Proceeds from sale of marketable debt securities	83,318	40,390
Proceeds from maturities of marketable debt securities	583,997	367,446
Proceeds from sale of equity investments	43,197	—
Other	(487)	(4,155)
Net cash used in investing activities	(264,429)	(277,022)
Financing activities:
Proceeds from the issuance of common stock in connection with the license agreement, net	—	55,268
Proceeds from the issuance of common stock in connection with at-the-market offering, net	—	20,391
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	33,177	35,051
Other	(350)	(149)
Net cash provided by financing activities	32,827	110,561
Effect of exchange rate changes on cash	(802)	239
Net decrease in cash, cash equivalents and restricted cash	(516,755)	(235,990)
Cash, cash equivalents and restricted cash at beginning of period	726,294	436,244
Cash, cash equivalents and restricted cash at end of period	$209,539	$200,254

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$2,610	$13,195

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1. Organization

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in Delaware.

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

Dojolvi®, formerly known as UX007, is approved in the United States, Canada, and Brazil for the treatment of pediatric and adult patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD).

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
•
UX143 (setrusumab), which is subject to the Company's collaboration agreement with Mereo BioPharma 3 (Mereo), is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with osteogenesis imperfect (OI);
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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that the Company will need to raise additional capital to fully implement its business plans. Through September 30, 2021, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations.

The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 12, 2021 with the United States Securities and Exchange Commission (the SEC).

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

Use of Estimates

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, stock-based compensation, and the liability related to the sale of future royalties. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts used as collateral for the Company’s obligations under its facility leases and the gene therapy building construction project. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$197,538	$197,486
Restricted cash included in prepaid expenses and other current assets	10,000	847
Restricted cash included in other assets	2,001	1,921
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$209,539	$200,254

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There was no material allowance recorded for losses on receivables and available-for-sale debt securities which were attributable to credit risk for the three and nine months ended September 30, 2021 and 2020.

Revenue Recognition

Collaboration and license revenue

The Company has certain license and collaboration agreements that are within the scope of Accounting Standards Codification (ASC) 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Condensed Consolidated Statement of Operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

The Company sold the right to receive certain royalty payments from net sales of Crysvita to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, as further described in Note 7. The Company records the royalty revenue from the net sales of Crysvita in the applicable European territories on a prospective basis as non-cash royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangement.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$133,111	$—	$—	$133,111
Certificate of deposits and time deposits	—	17,501	—	17,501
Corporate bonds	—	324,055	—	324,055
Commercial paper	—	308,825	—	308,825
Asset-backed securities	—	44,457	—	44,457
U.S. Government Treasury and agency securities		62,003	—	62,003
Debt securities in government-sponsored entities	—	28,680	—	28,680
Investments in Arcturus and Solid common stock	85,596	—	—	85,596
Other	—	487	—	487
Total	$218,707	$786,008	$—	$1,004,715

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$598,392	$—	$—	$598,392
Time deposits	—	10,000	—	10,000
Corporate bonds	—	193,802	—	193,802
Commercial paper	—	173,859	—	173,859
Asset-backed securities	—	11,225	—	11,225
U.S. Government Treasury and agency securities	167,967	17,661	—	185,628
Investments in Arcturus and Solid common stock	154,756	—	—	154,756
Total	$921,115	$406,547	$—	$1,327,662

In July 2020, the Company invested $2.5 million in a private diagnostic company, in the form of a convertible promissory note that matures in two years, if not converted earlier. The Company was also issued a warrant to purchase up to $1.0 million of the entity’s preferred stock. The fair value of the warrant to purchase shares of the entity was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the warrant is considered a Level 3 financial asset and is remeasured on a nonrecurring basis. The Company measured the fair value of the warrant by applying the Black-Scholes option pricing method and utilizing the following inputs: stock price, strike price, volatility, risk-free interest rate, and expected term. The Company recognizes the interest income on the convertible promissory note based on the effective interest rate method over the life of the note. As of September 30, 2021, the balance of the convertible promissory note was

$2.3 million, including $0.4 million in interest receivable, and was recorded in other assets, and the allocated fair value of the warrant was $0.6 million and was recorded in equity investments.

In December 2020, the Company invested $1.4 million in Mahzi Therapeutics, Inc. (Mahzi), a private pharmaceutical company founded by a former employee of the Company, in the form of a convertible promissory note (Note) that matures in two years, if not converted earlier. As of September 30, 2021, the balance of the Note was $1.5 million. In October 2021, pursuant to a qualified financing event, in accordance with the terms of the Note, the outstanding balance of the Note was fully converted into 606,506 shares of preferred stock of Mahzi.

4. Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	September 30, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$133,111	$—	$—	$133,111
Certificate of deposits and time deposits	17,501	—	—	17,501
Corporate bonds	324,109	55	(109)	324,055
Commercial paper	308,824	1	—	308,825
Asset-backed securities	44,445	19	(7)	44,457
U.S. Government Treasury and agency securities	61,987	18	(2)	62,003
Debt securities in government-sponsored entities	28,682	3	(5)	28,680
Total	$918,659	$96	$(123)	$918,632

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$598,392	$—	$—	$598,392
Time deposits	10,000	—	—	10,000
Corporate bonds	193,610	209	(17)	193,802
Commercial paper	173,859	—	—	173,859
Asset-backed securities	11,224	1	—	11,225
U.S. Government Treasury and agency securities	185,561	67	—	185,628
Total	$1,172,646	$277	$(17)	$1,172,906

At September 30, 2021, the remaining contractual maturities of available-for-sale securities were less than four years. There have been no significant realized gains or losses on available-for-sale securities for the three and nine months ended September 30, 2021 and 2020. All marketable securities with unrealized losses at September 30, 2021 have been in a loss position for less than twelve months and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Work-in-process	$9,546	$7,184
Finished goods	5,645	5,864
Total inventory	$15,191	$13,048

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Research, clinical study, and manufacturing expenses	$22,258	$25,875
Payroll and related expenses	55,164	58,176
Other	32,238	24,440
Total accrued liabilities	$109,660	$108,491

5. Revenue

The following table disaggregates total revenues from customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$42,971	$34,058	$120,987	$91,079
Crysvita royalty revenue in European territory	16	—	244	1,498
Daiichi Sankyo	12,061	32,866	76,767	51,723
Total collaboration and license revenue	55,048	66,924	197,998	144,300
Product sales:
Crysvita	7,378	3,277	16,150	7,436
Mepsevii	3,918	4,076	12,924	11,686
Dojolvi	10,654	3,862	27,735	6,638
Total product sales	21,950	11,215	56,809	25,760
Crysvita non-cash collaboration royalty revenue	4,649	3,331	13,210	9,428
Total revenues	$81,647	$81,470	$268,017	$179,488

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
North America	$66,911	$72,651	$230,220	$154,939
Europe	7,244	5,002	19,581	15,707
Latin America	7,492	3,817	18,216	8,842
Total revenues	$81,647	$81,470	$268,017	$179,488

The following table presents changes in the contract assets (liabilities) (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance of contract liabilities at beginning of period	$(66,568)	$—
Additions	(2,390)	(154,621)
Deductions	76,767	51,723
Balance of contract assets (liabilities) at end of period	$7,809	$(102,898)

See Note 6 for additional details on contract assets (liabilities) activities.

The Company’s largest accounts receivable balance accounted for 57% and 71% of the total accounts receivable balance as of September 30, 2021 and December 31, 2020, respectively, and was due from a collaboration partner.

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

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in Note 7. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company recorded the royalty revenue as non-cash royalty revenues. During the nine months ended September 30, 2021 and 2020, there was a change in the estimate of the revenue reserves related to sales made prior to January 1, 2020, as a result of which, the Company recorded $0.2 million and $1.5 million, respectively, as royalty revenue in European territory.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Company's share of revenue in profit- share territory	$42,971	$34,058	$120,987	$91,079
Royalty revenue in European territory	16	—	244	1,498
Non-cash royalty revenue in European territory	4,649	3,331	13,210	9,428
Total	$47,636	$37,389	$134,441	$102,005

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $7.4 million and $16.2 million for the three and nine months ended September 30, 2021, respectively, and $3.3 million and $7.4 million for the three and nine months ended September 30, 2020, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in its territories and is based on 35% of the net sales through December 31, 2022 and 30% thereafter. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$5,161	$5,156	$16,517	$15,814
Selling, general and administrative	8,005	5,492	23,076	18,509
Total	$13,166	$10,648	$39,593	$34,323

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $14.4 million and $16.4 million from profit-share revenue and royalties and other receivables recorded in prepaid expenses and other current assets of $3.7 million and $9.6 million and accrued liabilities of $3.1 million and $2.4 million from commercial and development activity reimbursements, as of September 30, 2021 and December 31, 2020, respectively.

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

Arcturus

In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus Therapeutics Holdings Inc. (Arcturus) whereby the Company and Arcturus would collaborate on the research and development of therapies for select rare diseases. Arcturus has the primary responsibility for conducting certain research services, funded by the Company, and the Company is responsible for development and commercialization costs.

In June 2019, the Company entered into an Equity Purchase Agreement and an amendment to the Research Collaboration and License Agreement to expand the field of use and increase the number of disease targets to include mRNA, DNA and siRNA therapeutics for up to 12 rare diseases. Pursuant to the agreements, the Company paid $6.0 million in cash upfront to Arcturus and purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share, resulting in a total of $30.0 million of consideration paid at the close of the transaction. As a result, the Company received expanded license rights, the Arcturus common stock and an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share.

On a product-by-product basis, the Company may be obligated to make development and regulatory milestone payments of up to $24.5 million, and commercial milestone payments of up to $45.0 million, if certain milestones are achieved. The Company may also be obligated to pay Arcturus royalties on any net sales of products incorporating the licensed intellectual property that range from a mid single-digit to low double-digit percentage. For the three and nine months ended September 30, 2021 and 2020, there were no research and development expenses incurred as part of the collaboration agreement.

In May 2020, the Company exercised its option to purchase 600,000 shares of Arcturus’ common stock at $16.00 per share, or a total purchase price of $9.6 million. In December 2020, the Company sold 800,000 shares of Arcturus’ common stock at a weighted-average price of $100.81 per share and received net proceeds of $79.8 million. In August 2021, the Company sold an additional 800,000 shares of Arcturus common stock at a weighted-average price of $54.54 per share and received net proceeds of $43.2 million. As of September 30, 2021, the Company held 1,400,000 shares of Arcturus’ common stock.

Due to the decrease in ownership and in accordance with the terms of the Equity Purchase Agreement, the Company no longer had the right to have its director nominee included in the annual slate of Arcturus director nominees and as a result, the Company’s director designee resigned from the Arcturus board of directors effective August 25, 2021. The Company will continue to apply the fair value option to account for the equity investment.

The changes in the fair value of the Company’s equity investment in Arcturus securities were as follows (in thousands):

	Arcturus common stock	Option to purchase additional shares of Arcturus common stock	Total
December 31, 2019	$26,088	$1,664	$27,752
Change in fair value	113,978	23,948	137,926
Transfer of value upon option exercise	35,212	(25,612)	9,600
Sale of shares	(79,842)	—	(79,842)
December 31, 2020	95,436	—	95,436
Change in fair value	14,653	—	14,653
Sale of shares	(43,197)	—	(43,197)
September 30, 2021	$66,892	$—	$66,892

The Company recorded $35.6 million and $14.7 million in realized and unrealized gains for the three and nine months ended September 30, 2021, respectively, and $11.5 million in unrealized losses and $91.3 million in unrealized gains for the three and nine months ended September 30, 2020, respectively, from the fair value adjustments on the equity investment in Arcturus securities.

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

During the exclusive option period, GeneTx is responsible for conducting the program based on the development plan agreed between the parties and, subject to the terms in the Program Agreement, has the decision-making authority on all matters in connection with the research, development, manufacturing and regulatory activities with respect to the Program. The Company will provide support, at its discretion, including strategic guidance and clinical expertise. The Company and GeneTx will collaborate on the management of the Phase 1/2 study in patients with Angelman syndrome. If the Company acquires GeneTx, the Company would then be responsible for all development and commercialization activities from the date of acquisition. The Company would also be required to make payments upon achievement of certain development and commercial milestones, as well as royalties, depending upon the success of the program.

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

REGENXBIO, Inc.

In March 2020, the Company executed a License Agreement with REGENXBIO, Inc. (REGENEX), for an exclusive, sublicensable, worldwide license to REGENX’s NAV AAV8 and AAV9 Vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder. In return for these rights, the Company made an upfront payment of $7.0 million, which was recorded as an in-process research and development expense during the three months ended March 31, 2020. The

Company is required to pay certain annual fees of $0.1 million, milestone payments of up to $14.0 million, and royalties on any net sales of products incorporating the licensed intellectual property that range from a high single-digit to low double-digit royalty.

Daiichi Sankyo

In March 2020, the Company executed a License and Technology Access Agreement (the License Agreement) with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo). Pursuant to the License Agreement, the Company granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to its Producer Cell Line (PCL), and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. The Company retains the exclusive right to use the manufacturing technology for its current target indications and additional indications identified now and in the future. The Company will provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. Daiichi Sankyo has an option to extend the technology transfer period including know-how improvements by two additional one-year periods by paying a fixed amount for each additional year. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of products manufactured with the licensed technology; however, the Company has the option to co-develop and co-commercialize rare disease products at the IND stage. The Company may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases.

Under the terms of the License Agreement, Daiichi Sankyo made an upfront payment of $125.0 million and will pay an additional $25.0 million upon completion of the technology transfer of the PCL and HEK293 platforms, as well as single-digit royalties on net sales of products manufactured in either system. Daiichi Sankyo will reimburse the Company for all costs associated with the transfer of the manufacturing technology.

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

The License Agreement, the Sublicense Agreement, and the SPA are being accounted for as one arrangement because they were entered into at or near the same time and negotiated in contemplation of one another. The Company evaluated the License Agreement and the Sublicense Agreement under ASC 606 and determined that the performance obligations under the agreements are (i) intellectual property with respect to its PCL and HEK293 transient transfection manufacturing technology platforms together with the initial technical assistance and technology transfer services, which are expected to be substantially completed in the fourth quarter of 2021, and (ii) the transfer of any know-how and improvements after the completion of the initial technology transfer through the end of the three year technology transfer period ending March 2023.

As of September 30, 2021, the Company has determined that the total transaction price of the License Agreement was $183.5 million which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.7 million estimated reimbursement amount for delivering the license and technology services. Total revenue recognized under the license agreement through September 30, 2021 is $166.0 million.

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services will be recognized over an initial period which is estimated to be substantially complete in the fourth quarter of 2021, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer will be recognized on a straight-line basis over the remaining technology transfer period, which ends in March 2023, as it is expected that Daiichi Sankyo will receive and consume the benefits consistently throughout the period. The estimated period to complete the technology transfer services and the related milestones payments, if any, are subject to revised estimates which could be impacted by limitations or delays from the COVID-19 pandemic, successful scale-up of the manufacturing, and other changes that may impact timing. Royalties from commercial sales will be accounted for as revenue upon achievement of such sales, assuming all other revenue recognition criteria are met.

The Company recognized $12.1 million and $76.8 million for the three and nine months ended September 30, 2021, respectively, and $32.9 million and $51.7 million for the three and nine months ended September 30, 2020, respectively, in revenue related to this arrangement. Accordingly, the Company had recorded $7.8 million as contract assets, net, in prepaid expenses and other current assets, and $66.6 million of contract liabilities, net, as of September 30, 2021 and December 31, 2020, respectively. The Company recorded an accounts receivable related to the above agreements of $0.4 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively.

Solid Biosciences, Inc.

In October 2020, the Company entered into a strategic Collaboration and License Agreement with Solid Biosciences Inc. (Solid), and received an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne muscular dystrophy and other diseases resulting from lack of functional dystrophin, including Becker muscular dystrophy. The Company will collaborate to develop products that combine Solid’s differentiated microdystrophin construct, the Company’s PCL manufacturing platform, and the Company’s AAV8 variants. Solid will also provide development support and was granted an exclusive option to co-invest in products the Company develops for profit share participation in certain territories. On a product-by-product basis, the Company may be obligated to make development milestone payments of up to $25.0 million, regulatory milestone payments of up to $65.0 million, and commercial milestone payments of up to $165.0 million, if such milestones are achieved, as well as royalties on any net sales of products incorporating the licensed intellectual property that range from a low to mid-double-digit percentage. The royalty rate changes to mid to high double-digit percentage if Solid decides to co-invest in the product.

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

The changes in the fair value of the Company’s investment in Solid’s common stock were as follows (in thousands):

Solid common stock
Acquisition of investment in Solid common stock in October 2020	$26,843
Change in fair value	32,477
December 31, 2020	59,320
Change in fair value	(40,616)
September 30, 2021	$18,704

The Company recorded $9.9 million and $40.6 million in unrealized losses for the three and nine months ended September 30, 2021, respectively, from the fair value adjustments on the equity investment in Solid securities.

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

Proceeds from the transaction were recorded as a liability (liability related to sale of future royalties on the Condensed Consolidated Balance Sheets). The Company amortizes $320.0 million, net of transaction cost of $5.8 million, using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI, subject to the capped amount, over the life of the arrangement. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million of net proceeds, is recorded as non-cash interest expense over the life of the arrangement. Consequently, the Company estimates an imputed interest on the unamortized portion of the liability and records interest expense relating to the transaction. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable European territories as non-cash royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangement.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company’s effective annual interest rate was approximately 9.9% as of September 30, 2021.

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

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
December 31, 2019	$315,369
Non-cash collaboration royalty revenue	(12,995)
Non-cash interest expense	33,291
December 31, 2020	335,665
Non-cash collaboration royalty revenue	(13,210)
Non-cash interest expense	25,618
September 30, 2021	$348,073

8. Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of September 30, 2021, there were 4,086,908 shares reserved under the 2014 Plan for the future issuance of equity awards, 3,956,907 shares reserved for the 2014 Employee Stock Purchase Plan, and 468,963 shares reserved for the Employment Inducement Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$160	$133	$762	$313
Research and development	15,366	11,533	43,949	35,318
Selling, general and administrative	11,464	8,675	33,719	27,291
Total stock-based compensation expense	$26,990	$20,341	$78,430	$62,922

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock and restricted stock units	8,287,010	8,627,419	8,287,394	8,637,904
Employee stock purchase plan	30,196	35,282	16,923	19,701
Common stock warrants	—	—	—	39,337
	8,317,206	8,662,701	8,304,317	8,696,942

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

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. As of September 30, 2021, the Company has not sold any shares under the arrangement.

11. Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Foreign currency translation adjustments	$81	$429
Unrealized gain (loss) on available-for-sale securities	(27)	260
Total accumulated other comprehensive income	$54	$689

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes in Item 1 and with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”).

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

Impact of COVID-19 Pandemic

Our business operations have been and continue to be affected by the COVID-19 pandemic. In addition to some impact on our preclinical manufacturing activities and certain regulatory interactions, we have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment and dosing as a result of travel restrictions and diversion of clinic and hospital staff and resources to COVID-19 patients. The continuing outbreak has caused delays in delivery of ancillary clinical trial materials as certain of our third-party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study or manufacture of treatments or vaccinations for COVID-19. Social distancing measures and travel limitations in response to the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations.

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

Crysvita is also approved in the United States and Canada for the treatment of FGF23-related hypophosphatemia in tumor-induced osteomalacia, or TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older. TIO can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

•
Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the United States for the treatment of children and adults with MPS VII. In the EU and the United Kingdom, Mepsevii is approved under exceptional circumstances for the treatment of non-neurological manifestations of MPS VII for patients of all ages. In Brazil, Mexico and Italy, Mepsevii is approved for the treatment of MPS VII for patients of all ages.
•
UX143 (setrusumab), which is subject to our collaboration agreement with Mereo Biopharma 3 (Mereo), and the lead clinical asset in our bone endocrinology franchise, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells. Setrusumab is being studied for the treatment of osteogenesis imperfecta (OI) and has received orphan drug designation from the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA), rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program (PRIME). There are an estimated 60,000 patients in the developed world affected by OI. Initiation of a Phase 2/3 study with pediatric and young adult patients is currently expected around the end of 2021 and a separate study is currently being planned for younger children and an extension study for adults with OI.

Our small molecule products include the approved therapy Dojolvi® (triheptanoin):

•
Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride specifically designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement for people with long-chain fatty acid oxidation disorders, or LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is approved and commercially available in the United States and Canada as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD. We have received marketing authorization from the Brazilian Health Regulatory Agency (ANVISA) and are in the process of seeking reimbursement approval. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

Our clinical-stage gene therapy pipeline includes DTX401, DTX301, DTX201 and UX701:

•
DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. A Pediatric Investigation Plan, or PIP, was accepted by the EMA. DTX401 has been granted Orphan Drug Designation in both the United States and in the EU, and Regenerative Medicine Advanced Therapy (RMAT) designation and Fast Track designation in the United States. Phase 3 study start-up activities are ongoing with the first patients in the U.S. and Canada currently expected to enter a 4-to 8-week baseline screening period around the end of 2021, after which they would receive a single dose of DTX401 or placebo.
•
DTX301 is an AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder, and there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the United States and in the EU and Fast Track Designation in the United States. Phase 3 study start-up activities are ongoing with the first patients in the U.S. expected to enter a 4-to 8-week baseline screening period around the end of 2021, after which they would receive a single dose of DTX301 or placebo.
•
DTX201 is a Factor VIII gene therapy program for the treatment of hemophilia A that is being developed in collaboration with Bayer Healthcare LLC, or Bayer. Hemophilia A is the most common form of hemophilia with approximately 144,000 patients in the developed world. The first three cohorts with two patients each have been dosed using material from our proprietary manufacturing platform. Enrollment of additional dose cohorts in the Phase 1/2 study is currently ongoing.
•
UX701 is an AAV type 9 gene therapy product candidate designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to patients with Wilson disease. Wilson disease affects more than 50,000 individuals in the developed world. UX701 was granted Orphan Drug Designation in the United States and EU. Multiple patients with Wilson disease have been successfully screened and enrolled into the baseline monitoring period prior to dosing in the seamless Phase 1/2/3 study of UX701, the Cyprus2+study.

Our clinical-stage nucleic acid pipeline includes GTX-102 for the treatment of Angelman syndrome, and UX053 for the treatment of GSDIII:

•
GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 was granted Fast Track designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA. GTX-102 is being developed in collaboration with GeneTx Biotherapeutics LLC (GeneTx) in an ongoing Phase 1/2 clinical study in the U.S., Canada, and the U.K.

•
UX053 is an mRNA product candidate designed for the treatment of patients with GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII affects more than 10,000 patients in the developed world. UX053 was granted Orphan Drug Designation in the United States and EU. The Phase 1/2 study is currently expected to initiate around the end of 2021.

The following table summarizes our approved products and clinical product candidate pipeline:

Recent Program Updates

Crysvita for the treatment of Tumor-Induced Osteomalacia (TIO)

In September 2021, Crysvita was approved by Health Canada for the treatment of TIO in adults.

Dojolvi for the treatment of Long Chain Fatty-Acid Oxidation Disorders (LC-FAOD)

In August 2021, we announced approval by Brazil’s ANVISA for Dojolvi as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD. Following this marketing authorization, we are in the process of seeking full reimbursement approval, while patients concurrently work through the injunction process to receive this therapy.

Mepsevii for the treatment of Mucopolysaccharidosis VII (MPS VII or Sly syndrome)

In September 2021, we announced reimbursement approval by Italy’s Agenzia Italiana del Farmaco (Italian Medicines Agency – AIFA) for the treatment of pediatric and adult patients with MPS VII.

UX143 for the treatment of Osteogenesis Imperfecta (OI)

In October 2021, at the American Society for Bone and Mineral Research (ASBMR) annual meeting, we, along with our partner, Mereo, presented additional secondary endpoint data from the Phase 2b ASTEROID study demonstrating treatment with UX143 resulted in dose-dependent increase in P1NP serum levels, a marker of bone formation, and decrease in CTx serum levels, a marker of bone resorption, confirming the mechanism of action of sclerostin inhibition over the 12-month treatment period. Observed improvements in bone mineral density were continuous over the 12 months of the study, with comparable gains achieved in the first and second 6 months of treatment in the high dose group despite temporal changes in biomarkers.

Previously, top-line 12-month data from the ASTEROID study were reported by our partner Mereo in November 2019, with full data, including secondary endpoint analyses, reported in January 2020.

DTX401 for the treatment of GSDIa

We are currently in the process of initiating a Phase 3 study with a 48-week primary efficacy analysis period and plan to enroll approximately 50 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The coprimary endpoints are the reduction in oral glucose replacement with cornstarch while maintaining and improved glucose control assessed by continuous glucose monitoring. The first patients in the U.S. and Canada are expected to enter an approximate 4-to 8-week baseline screening period around the end of 2021 after which they would receive a single dose of DTX401 or placebo.

DTX301 for the treatment of OTC deficiency

We are currently in the process of initiating a Phase 3 study that will include a 64-week primary efficacy analysis period and plan to enroll approximately 50 patients 12 years of age and older, randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. The co-primary endpoints are the percentage of patients who achieve a response as measured by discontinuation or reduction in baseline disease management and the 24-hour plasma ammonia levels. The first patients in the U.S. are expected to enter an approximate 4-to 8-week baseline screening period around the end of 2021, after which they would receive a single dose of DTX301 or placebo.

UX701 for the treatment of Wilson Disease

In October 2021, we announced that we successfully screened and enrolled multiple patients with Wilson disease into the baseline monitoring period prior to dosing in the seamless Phase 1/2/3 study of UX701, the Cyprus2+ study. The study will enroll patients receiving ongoing standard of care medication for the treatment of Wilson disease (copper chelators and/or zinc) for at least 12 months, with no medication or dose changes for at least six months prior to enrollment. After initial screening that includes testing for pre-existing antibodies to the AAV9 capsid, patients will be evaluated to ensure stable measures of disease during a 6-to 12-week baseline monitoring period (including values for 24-hour urinary copper concentration, complete blood count, and liver function tests) and will then be dosed with either UX701 or placebo.

During the first stage of the study, the safety and efficacy of up to three dose levels of UX701 will be evaluated over the course of 52 weeks and a dose will be selected for further evaluation in stage 2. In this first stage, 27 patients will be randomized into three cohorts in a 2:1 ratio per cohort to receive UX701 at the dose level assigned for the cohort or placebo. The sequential doses to be evaluated are 5.0 x 10^12 GC/kg, 1.0 x 10^13 GC/kg, and 2.0 x 10^13 GC/kg. In stage 2, a new cohort of patients will be randomized 2:1 to receive the selected dose of UX701 or placebo. The primary safety and efficacy analyses will be conducted at Week 52 of stage 2. The primary efficacy endpoints are change in 24-hour urinary copper concentration and percent reduction in standard of care medication by Week 52. After the initial 52-week study period, all patients will have long term follow up in stage 3. Patients randomized to placebo in stages 1 and 2 will be eligible to receive UX701 in stage 3.

GTX-102 for the treatment of Angelman syndrome, partnered with GeneTx

In September 2021, we and our partner GeneTx announced that the FDA had removed the clinical hold and that GeneTx may begin dosing naïve patients in the Phase 1/2 study of GTX-102 in pediatric patients with Angelman syndrome. GeneTx previously received clearance, under a separate protocol amendment, to begin the Phase 1/2 study in the United Kingdom and Canada. The Phase 1/2 open-label, multiple-dose study evaluates the safety, tolerability, and plasma and cerebrospinal fluid concentrations of GTX-102 in pediatric patients with Angelman syndrome with a genetically confirmed diagnosis of full maternal UBE3A gene deletion.

Under the amended U.S. protocol, eight patients (4 to < 8 years of age) who were not previously treated with GTX-102 will be enrolled into two groups, an active group and an age-matched comparator group. The active group will receive four monthly 2 mg doses of GTX-102, while the comparator group will have limited assessments at baseline and Day 128. Patients in the comparator group will then be eligible to receive GTX-102 under the same dosing strategy as the active group. All U.S. patients who have completed the dose-loading phase will then move to a maintenance phase during which they will receive 2 mg of GTX-102 every three months and continue to be monitored for response and safety.

Under the protocol approved in the U.K. and Canada, approximately 12 patients will be enrolled into two cohorts split by age: patients ages 4 to < 8 years will be enrolled into Cohort 4, and patients ages 8 to < 18 years will be enrolled into Cohort 5. Two in the younger cohort and two in the older cohort will be enrolled first and assessed after two doses by a data safety monitoring board. If recommended, then an additional four patients can be enrolled in each of the two cohorts.

The starting doses in Cohorts 4 and 5 will be 3.3 and 5 mg, respectively. Patients will receive three to four monthly doses, titrated individually through smaller steps than the first three cohorts in the original study with dose increases based on response and enhanced safety monitoring. Patients will then move to a maintenance phase during which they will receive GTX-102 every three months and continue to be monitored for response and safety. In this phase, individual dose titration may continue if safety is sustained, and the clinical response is not much improved in at least 2 domains up to a maximum dose of 14 mg.

In October 2021, we announced that the first patients in Canada have been dosed in the Phase 1/2 study, with dosing in the U.K. and U.S. currently expected to begin later in the fourth quarter of 2021. A preliminary update on the first four patients in the study is expected to be available around the end of 2021, with additional data anticipated in mid-2022.

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

We have incurred net losses in each year since inception. Our net loss was $73.0 million and $331.6 million for the three and nine months ended September 30, 2021, respectively. Our net loss was $68.8 million and $162.6 for the three and nine months ended September 30, 2020, respectively. Net loss for the three and nine months ended September 30, 2021 included a gain of $25.7 million and a loss of $26.0 million, respectively, resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc. (Arcturus) and Solid Biosciences Inc. (Solid) equity securities. Net loss for the three and nine months ended September 30, 2020 included a loss of $11.5 million and a gain of $91.3 million, respectively, resulting from changes in the fair value of our investment in Arcturus. Other than changes in the fair value of our investments, substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three months ended September 30, 2021, our total revenues increased to $81.6 million, compared to $81.5 million for the same period in 2020 and for the nine months ended September 30, 2021, increased to $268.0 million, compared to $179.5 million for the same period in 2020. Revenue for the three months ended September 30, 2021 and 2020 included $12.1 million and $32.9 million, respectively, and for the nine months ended September 30, 2021 and 2020 included $76.8 million and $51.7 million, respectively, in revenue from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) which we executed in March 2020. The remainder of the increase was driven by higher revenue from Crysvita collaboration revenue in the profit-share territory, an increase in revenue for our approved products, and an increase in collaboration royalty revenue.

As of September 30, 2021, we had $941.4 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$42,971	$34,058	$8,913	26%
Crysvita royalty revenue in European territory	16	—	16	*
Daiichi Sankyo	12,061	32,866	(20,805)	-63%
Total collaboration and license revenue	55,048	66,924	(11,876)	-18%
Product sales:
Crysvita	7,378	3,277	4,101	125%
Mepsevii	3,918	4,076	(158)	-4%
Dojolvi	10,654	3,862	6,792	176%
Total product sales	21,950	11,215	10,735	96%
Crysvita non-cash collaboration royalty revenue	4,649	3,331	1,318	40%
Total revenues	$81,647	$81,470	$177	0%

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$120,987	$91,079	$29,908	33%
Crysvita royalty revenue in European territory	244	1,498	(1,254)	-84%
Daiichi Sankyo	76,767	51,723	25,044	48%
Total collaboration and license revenue	197,998	144,300	53,698	37%
Product sales:
Crysvita	16,150	7,436	8,714	117%
Mepsevii	12,924	11,686	1,238	11%
Dojolvi	27,735	6,638	21,097	318%
Total product sales	56,809	25,760	31,049	121%
Crysvita non-cash collaboration royalty revenue	13,210	9,428	3,782	40%
Total revenues	$268,017	$179,488	$88,529	49%

For the three and nine months ended September 30, 2021, our share of Crysvita collaboration revenue in the profit-share territory increased by $8.9 million and $29.9 million, respectively, as compared to the same periods in 2020. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

Beginning in 2020, we have recorded Crysvita royalty revenue from sales in the European territory as non-cash royalty revenues. During the nine months ended September 30, 2021 and 2020, there were changes in the estimates on the revenue reserves, related to sales made prior to January 1, 2020, and as a result, we recorded $0.2 million and $1.5 million as royalty revenue in the European territory for the nine months ended September 30, 2021 and 2020, respectively.

In March 2020, we executed a license agreement with Daiichi Sankyo, pursuant to which we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We will also provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. For the three and nine months ended September 30, 2021, the collaboration and license revenue from this arrangement decreased by $20.8 million and increased by $25.0 million, respectively, as compared to the same periods in 2020. The increase in the nine months period and subsequent decrease in the three months period ended September 30, 2021 were related to the relative progress toward complete satisfaction of the individual performance obligation using an input measure as we near the completion of the technology transfer period which is currently expected to be substantially complete by the end of 2021, with a small remainder of the revenue allocated to the intellectual property and the transfer services expected to be recognized as revenue in the first quarter of 2022.

The increases in product sales of $10.7 million and $31.0 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 were primarily due to the commercial launch of Dojolvi in the United States in the third quarter of 2020, continuing increase in demand for our approved products, and an increase in sales of our products under our named patient program in certain countries.

The increases in Crysvita non-cash collaboration royalty revenue of $1.3 million and $3.8 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily reflects the launch progress by our collaboration partner in European countries and an increase in the number of patients on therapy.

Cost of Sales (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Cost of sales	$4,175	$2,348	$1,827	78%

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Cost of sales	$12,499	$648	$11,851	1829%

Cost of sales increased by $1.8 million and $11.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in cost of sales for the three months ended September 30, 2021 compared to the same period in 2020 was due to an increase in demand for our approved products including Dojolvi, which launched in the third quarter of 2020. The increase in cost of sales for the nine months ended September 30, 2021 compared to the same period in 2020 was due to an increase in demand for our approved products including Dojolvi, which launched in the third quarter of 2020 and a credit for the manufacturing of future inventory batches of $4.6 million due to certain inventory batches that did not meet specified quality standards which we recorded during the nine months ended September 30, 2020. The increase was offset by additional reserves of $1.7 million for excess inventory write-downs recorded during the nine months ended September 30, 2021.

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

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Commercial programs	$12,696	$11,548	$1,148	10%
Clinical programs:
Gene therapy programs	28,039	14,938	13,101	88%
Nucleic acid and other biologic programs	13,137	628	12,509	*
Translational research	16,101	22,265	(6,164)	-28%
Infrastructure	14,748	11,376	3,372	30%
Stock-based compensation	15,366	11,533	3,833	33%
Other research and development	13,330	15,026	(1,696)	-11%
Total research and development expenses	$113,417	$87,314	$26,103	30%
* not meaningful

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Commercial programs	$38,998	$31,244	$7,754	25%
Clinical programs:
Gene therapy programs	79,136	37,197	41,939	113%
Nucleic acid and other biologic programs	32,732	1,960	30,772	*
Small molecule programs	—	7,440	(7,440)	-100%
Translational research	45,361	54,637	(9,276)	-17%
Upfront license and milestone fees	50,000	33,200	16,800	51%
Infrastructure	43,984	36,576	7,408	20%
Stock-based compensation	43,949	35,318	8,631	24%
Other research and development	39,980	43,412	(3,432)	-8%
Total research and development expenses	$374,140	$280,984	$93,156	33%

Total research and development expenses increased $26.1 million and $93.2 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The change in research and development expenses was primarily due to:

•
for commercial programs, an increase of $1.1 million for the three months ended September 30, 2021, primarily related to increased disease monitoring program and medical affairs support costs for Crysvita, and an increase of $7.8 million for the nine months ended September 30, 2021, primarily related to the increased commercial expenses in 2021 related to the continued launch of Dojolvi and the TIO indication for Crysvita following their respective FDA approvals in June 2020;
•
for gene therapy programs, an increase of $13.1 million and $41.9 million for the three and nine months ended September 30, 2021, respectively, primarily related to the addition of clinical study start-up expenses for UX701 following its IND approval in January 2021 and increases in expenses related to DTX401 and DTX301 Phase 3 trial preparation;
•
for nucleic acid and other biologic programs, an increase of $12.5 million and $30.8 million for the three and nine months ended September 30, 2021, respectively, primarily related to the addition of expenses related to UX053 following its IND approval in March 2021 and UX143 as we entered into a License and Collaboration Agreement with Mereo BioPharma 3 Limited, or Mereo, to collaborate on the development of UX143 effective January 2021; partially offset by the classification of expenses for the TIO indication for Crysvita to commercial programs for the three and nine months ended September 30, 2021;
•
for small molecule programs, a decrease of $7.4 million for the nine months ended September 30, 2021, primarily related to the classification of expenses for Dojolvi to commercial programs for the nine months ended September 30, 2021;
•
for translational research, a decrease of $6.2 million and $9.3 million for the three and nine months ended September 30, 2021, respectively, primarily related to the classification of expenses for UX053 to nucleic acid and other biologic programs and UX701 to gene therapy programs as a result of their IND approvals net of increased spending on new translational research projects;
•
for upfront license and milestone fees, an increase of $16.8 million for the nine months ended September 30, 2021 primarily due to the $50.0 million upfront payment to Mereo for the nine months ended September 30, 2021, as compared to payments for the $25.0 million option extension payment to GeneTx as well as the $7.0 million upfront payment and $1.2 million one-time license fee to REGENXBIO, Inc. or REGENEX pursuant to the license agreement for REGENX’s NAV AAV8 and AAV9 vectors for the nine months ended September 30, 2020;
•
for infrastructure, an increase of $3.4 million and $7.4 million for the three and nine months ended September 30, 2021, respectively, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, implementation of COVID-related policies and safety protocols, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, an increase of $3.8 million and $8.6 million for the three and nine months ended September 30, 2021, respectively, primarily related to an increase in employee headcount as well as the higher valuation of stock-based awards granted to employees; and
•
for other research and development expenses, a decrease of $1.7 million and $3.4 million for the three and nine months ended September 30, 2021, respectively, primarily related to increased research and development allocations to the programs represented in the commercial, clinical, and translational science programs.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Selling, general and administrative	$53,883	$42,123	$11,760	28%

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Selling, general and administrative	$160,551	$131,891	$28,660	22%

Selling, general and administrative expenses increased $11.8 million and $28.7 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Interest income	$408	$1,338	$(930)	-70%

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Interest income	$1,488	$6,054	$(4,566)	-75%

Interest income decreased $0.9 million and $4.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to lower portfolio yields as a result of a decrease in interest rates, partially offset by higher average balances in our marketable debt securities.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Change in fair value of equity investments	$25,702	$(11,520)	$37,222	-323%

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Change in fair value of equity investments	$(25,963)	$91,348	$(117,311)	-128%

For the three months ended September 30, 2021, we recorded a net increase in fair value of equity investments of $25.7 million. The fair value of our investment in Arcturus common stock increased by $35.6 million during the period, which included a realized gain on the sale of a portion of common stock for net proceeds of $43.2 million. This increase was partially offset by a $9.9 million decrease in fair value of our investment in Solid common stock, resulting in a net increase of $25.7 million.

For the nine months ended September 30, 2021, we recorded a net decrease in fair value of equity investments of $26.0 million. The fair value of our investment in Arcturus common stock increased by $14.7 million during the period, which included a realized gain on the sale of a portion of common stock for net proceeds of $43.2 million. The increase was offset by $40.6 million decrease in fair value of our investment in Solid common stock resulting in a net decrease of $26.0 million.

The fair value of our equity investments decreased by $11.5 million and increased by $91.3 million during the three and nine months ended September 30, 2020, respectively, due to changes in the fair value of Arcturus equity investments.

Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(8,683)	$(8,582)	$(101)	1%

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(25,618)	$(25,093)	$(525)	2%

The non-cash interest expense on liability related to the sale of future royalties increased by $0.1 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 due to the increase in the liability related to the sale of future royalties for net sales of Crysvita in the European territory, slightly offset by a decrease in the effective interest rate compared to same periods in 2020. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Other income (expense)	$(415)	$547	$(962)	-176%

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Other income (expense)	$(1,277)	$308	$(1,585)	-515%

Other expense increased by $1.0 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase was primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Provision for income taxes	$(182)	$(313)	$131	-42%

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
Provision for income taxes	$(1,024)	$(1,137)	$113	(10)%

The provision for incomes taxes decreased by a nominal amount for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of September 30, 2021, we had $941.4 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. As of September 30, 2021, we had not sold any shares under the arrangement.

In March 2020, we received $75.0 million in cash from the sale of 1,243,913 shares of our common stock to Daiichi Sankyo and in April 2020, we received $125.0 million from an upfront payment related to the Daiichi Sankyo License Agreement. In November 2020, we completed an underwritten public offering in which we sold 5,111,110 shares of common stock and received net proceeds of $435.6 million. In December 2020, we sold 800,000 shares of Arcturus common stock and received net proceeds of $79.8 million. In August 2021, we sold an additional 800,000 shares of Arcturus common stock and received net proceeds of $43.2 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(284,351)	$(69,768)
Cash used in investing activities	(264,429)	(277,022)
Cash provided by financing activities	32,827	110,561
Effect of exchange rate changes on cash	(802)	239
Net decrease in cash, cash equivalents and restricted cash	$(516,755)	$(235,990)

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

Cash used in operating activities for the nine months ended September 30, 2021 was $284.4 million and primarily reflected a net loss of $331.6 million and $13.2 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, offset by non-cash charges of $78.1 million for stock-based compensation, $4.5 million for the amortization of the premium paid on purchased marketable debt securities, $9.7 million for depreciation and amortization, $26.0 million for a change in fair value of equity investments in Arcturus and Solid, and $25.6 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $2.4 million decrease due to an increase in accounts receivable primarily related to higher revenues, a $2.1 million decrease due to an increase in inventory for Dojolvi, a $7.0 million decrease due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid subscriptions, prepaid manufacturing and prepaid insurance, and a decrease of $74.4 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $1.9 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to an increase in accruals related to the construction of the gene therapy manufacturing plant, net of a decrease in accrued bonus due to the payout of the 2020 annual bonus.

Cash used in operating activities for the nine months ended September 30, 2020 was $69.8 million and primarily reflected a net loss of $162.6 million, $91.3 million for a change in the fair value of equity investments in Arcturus, and $9.4 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $62.9 million for stock-based compensation, $0.2 million for the amortization of the premium paid on marketable debt securities, $9.1 million for depreciation and amortization, and $25.1 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $2.6 million decrease due to an increase in inventory for Mepsevii and Dojolvi and a $12.5 million decrease due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid manufacturing, offset by $5.1 million increase due to a decrease in accounts receivable primarily related to change in the timing of billing to a collaboration partner, a $2.8 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to the completion of laboratory construction amounts that were accrued at the beginning of the year, net of a decrease in accrued bonus due to the payout of the 2019 annual bonus, and an increase of $102.9 million in contract liabilities, net, related to the license agreements with Daiichi Sankyo.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $264.4 million and was primarily related to purchases of property, plant, and equipment of $57.0 million and purchases of marketable debt securities of $917.4 million, offset by proceeds from the sale of marketable debt securities of $83.3 million, maturities of marketable debt securities of $584.0 million, and proceeds from the sale of equity investments of $43.2 million.

Cash used in investing activities for the nine months ended September 30, 2020 was $277.0 million and was primarily related to purchases of property and equipment of $22.0 million, purchases of marketable debt securities of $648.5 million, and the purchase of equity investments of $10.2 million, including $9.6 million for the exercise of the option to purchase additional Arcturus shares and $0.6 million related to a warrant, offset by proceeds from the sale of marketable debt securities of $40.4 million and maturities of marketable debt securities of $367.4 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $32.8 million and was primarily comprised of $33.2 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

Cash provided by financing activities for the nine months ended September 30, 2020 was $110.6 million and was primarily comprised of $55.3 million from the sale of common stock in connection with the license agreement with Daiichi Sankyo in March 2020, $20.4 million in net proceeds from the sale of common stock in our ATM offering, and $35.1 million in net proceeds from the issuance of common stock pursuant to the exercise of warrants and equity plan awards.

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
•
the magnitude and extent to which the COVID-19 pandemic impacts our business operations and operating results, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – Risks Related to Our Business Operations;” and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition (including whether we exercise our option to acquire GeneTx pursuant to the terms of our Unitholder Option Agreement with them) and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

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

Contractual Obligations and Commitments

We have contractual obligations from our operating and finance leases, manufacturing and service contracts, licenses, royalties, development and collaboration arrangements, and other research and development activities. The following table summarizes our significant binding contractual obligations as of September 30, 2021 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating and finance leases	$13,429	$25,208	$11,468	$970	$51,075
Manufacturing and service contracts	13,302	867	—	—	14,169
Building construction agreement	925	—	—	—	925
Total	$27,656	$26,075	$11,468	$970	$66,169

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity investments that we hold in Arcturus and Solid. The carrying value of our equity investment held in Arcturus was $66.9 million and $95.4 million as of September 30, 2021 and December 31, 2020, respectively, and the carrying value of our equity investment held in Solid was $18.7 million and $59.3 million as of September 30, 2021 and December 31, 2020, respectively. A hypothetical 10 percent decrease in the market price for our equity investments in Arcturus and Solid as of September 30, 2021 and December 31, 2020 would decrease the fair value by $8.6 million and $15.5 million, respectively. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value of our investments in Arcturus and Solid is subject to wide fluctuations which may have a significant impact on our net income (loss) in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2021, we had cash, cash equivalents, and marketable debt securities totaling $941.4 million, compared to $1,212.0 million as of December 31, 2020, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of September 30, 2021 or December 31, 2020. To date, we have not experienced a loss of principal on any of these investments and as of September 30, 2021, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the three months ended September 30, 2021, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2021. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2021, our available cash, cash equivalents, and marketable debt securities were $941.4 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•
the scope, rate of progress, results, and cost of our clinical studies, nonclinical testing, and other related activities;
•
the cost of manufacturing clinical and commercial supplies of our products and product candidates;
•
the cost of creating additional infrastructure, including facilities and systems, such as our GMP gene therapy manufacturing plant;
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
•
greater than anticipated costs associated with clinical studies of our drug candidates, including as a result of hyperinflation;
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
•
we estimate that approximately 6,000 patients worldwide suffer from GSDIa, for which DTX401 is being studied, and these all may not be treatable if they are immune to the AAV viral vector; and
•
we estimate that approximately 10,000 patients worldwide suffer from GSDIII, for which UX053 is being studied.

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
•
the FDA may be delayed in responding to our applications or submissions due to competing priorities or limited resources, including as a result of the COVID-19 pandemic;

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

Drug-related side effects could affect patient recruitment and the ability of enrolled patients to complete a study. Such side effects could also result in potential product liability claims. There can be no assurance that our product liability insurance, which provides coverage in the amount of $15.0 million per incident and $15.0 million in the aggregate, will be sufficient in light of our current or planned clinical programs. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices (GMP) regulations. As such, we and our contract manufacturers are subject to continual review and inspection to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. Regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If we, our collaborators, such as KKC, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, the temporary or permanent suspension of a clinical study or commercial sales, recalls or seizures of product or the temporary or permanent closure of a facility or withdrawal of product approval. If supply from one approved manufacturer is interrupted due to failure to maintain regulatory compliance, an alternative manufacturer would need to be qualified through an NDA or BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in delays in product supply. The regulatory agencies may also require additional studies if a new manufacturer, material, testing method or standard is relied upon for commercial production. Switching manufacturers, materials, test methods or standards may involve substantial costs and may result in a delay in our desired clinical and commercial timelines. Accordingly, we and others with whom we work are required continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

Under our agreement with KKC, KKC has the sole right to commercialize Crysvita in Europe and, at a specified time, in the United States, Canada, and Turkey, subject to a limited promotion right we retained. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•
KKC has no obligation under our agreement to use diligent efforts to commercialize Crysvita in Europe. The timing and amount of any royalty payments that are made by KKC based on sales of Crysvita in Europe will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KKC in Europe;

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

During the fourth quarter 2020, we completed our purchase of land located in the Town of Bedford, Massachusetts for construction of our gene therapy manufacturing facility and began construction of the base building for the facility. We expect that the new facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins for our gene therapy products. We currently anticipate construction of the facility to be completed in 2023. We do not have experience as a company, however, in developing a manufacturing facility and we may experience unexpected costs or delays or ultimately be unsuccessful in developing the facility or capability. We are dependent on key partners for delivery of power, electricity and other utilities to our manufacturing facility and we cannot assure that such services will be provided at the facility without interruptions, delays or unexpected costs. Further, as described in the risk factor below entitled, “Actual or threatened public health epidemics or outbreaks, including the ongoing COVID-19 pandemic, have and could again materially and adversely impact our business and operating results,” the COVID-19 pandemic has adversely impacted delivery of raw materials, and increased costs for certain materials, for construction of our facility. As we expand our commercial footprint to multiple geographies, we may establish multiple manufacturing facilities, which may lead to regulatory delays or prove costly. Even if we are successful, we cannot assure that such additional capacity will be required or that our investment will be recouped. Further, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. The drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. We experienced disruptions related to the fill and finish activities for the drug product for Mepsevii during the fourth quarter of 2019 and as a result, we identified an alternative supplier to conduct such activities. We are currently in the process of qualifying and transferring the activities to such alternative supplier, which may take a significant amount of time and expense. If we fail to qualify our alternative supplier, we could experience delays or disruptions in the supply of Mepsevii, which would negatively impact sales of the product. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to a supply agreement, and the drug product for Dojolvi is prepared by Haupt Pharma AG pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. Other than as described above, we have not currently secured any other suppliers for the drug substance or drug product of our products and product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot provide assurance that identifying alternate sources and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current products or clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of Crysvita in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our products and product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are very small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our products and product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our products and product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our products and product candidates, if approved. For example, deteriorating economic conditions and political instability in certain Latin American countries and in Turkey continue to cause us to experience significant delays in receiving approval for reimbursement for our products and consequently impact our product commercialization timelines in such regions. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. For example, proposals have been discussed to tie U.S. drug prices to the cost in other countries, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. Drug pricing is also expected to remain a focus for the current Presidential Administration and Congress. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

The COVID-19 pandemic has also impacted the timing of review of our submissions and may continue to do so in the future. For example, the FDA has delayed certain key meetings or discussions with us related to one of our product candidates, which adversely impacted the progression of our clinical study for such product candidate. The pandemic has also significantly impacted our commercialization efforts for our products. Social distancing measures and travel limitations have prevented our field sales and medical teams from meeting with health care professionals, customers and patients in person and it has become increasingly difficult to maintain consistent contact with our current patients or identify new patients for our commercialized products and product candidates. Further, certain of our patients may experience interruptions in insurance coverage due to job loss or change in employment status due to the economic impact from the pandemic, which would limit patient access to our products. Effects from government budgetary constraints, either in the United States or internationally, due to the economic impact of the pandemic, such as changes to state coverage rules under Medicaid programs in the United States, could also impact continued insurance coverage and reimbursement for our products. Any of these events could impact our ability to commercialize our products and adversely affect our operating results and revenue.

We have experienced delays in delivery of ancillary clinical trial materials due to government-imposed mandates and other restrictions from COVID-19 and may in the future experience delays or interruptions in supply of drug product or raw materials, or incur increased costs or expenses. For instance, the Presidential Executive Order invoking the Defense Production Act of 1950 has caused certain of our third party manufacturers or suppliers to prioritize and allocate more resources and capacity to supply materials to other companies engaged in the study or manufacture of treatments or vaccinations for COVID-19, which has resulted in delays or shortages in supply of such materials to us. Any of these events could adversely impact our clinical trial activities and our ability to meet commercial demand for our product and product candidates and result in loss of revenue. In response to these events, we continue to seek and secure alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses. We have also experienced interruptions or delays in sourcing certain equipment, materials and resources, and increased costs for certain raw materials, related to construction of our gene therapy manufacturing facility as a result of COVID-19, which could delay the anticipated timing for completion of the plant or result in significant additional expenses.

In an effort to protect the health of our employees, their families and our communities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely, including significant limitations on access to our laboratory space. As vaccines against COVID-19 become more widely available, we have eased restrictions to our facilities and allowed our employees the option to return to work on-site. The safety protocols we implement as our employees return to work may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Further, as our offices reopen, we plan to offer a significant percentage of our employees flexibility in the amount of time they work in the office. Our new office model and any adjustments to our remote working arrangements, including any vaccination policies or other workforce actions taken in response to the COVID-19 pandemic, may not meet the expectations of our workforce, which could adversely impact our ability to attract and retain certain employees.

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

The COVID-19 pandemic has already impacted our operations and those of our third-party partners. The magnitude and extent to which the outbreak may impact or continue to impact our business operations, clinical trial activities, product candidate approvals, supply chain and commercialization of our products and product candidates will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the scope and magnitude of any resurgence in the outbreak due to virus mutations such as the delta variant or other factors, the efficacy of treatments and vaccines against virus mutations, the public acceptance of vaccines, the duration of, or implementation of additional, restrictions to contain the outbreak and the effectiveness of other actions taken in the United States and other countries to contain and address the pandemic. This pandemic also amplifies many of the other risks described throughout the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our balance sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. Following the FDA approval of Dojolvi in June 2020, we have also recorded contract-based intangible assets related to our license from third parties for certain assets related to the product. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through the end of September 30, 2021.

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

In particular, our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations and patient privacy regulations, including the EU General Data Protection Regulation and the California Consumer Privacy Act (CCPA), as described in “Item 1. Business – Government Regulation” of our Annual Report. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For instance, one of our programs has been the subject of review by applicable governmental authorities of compliance with various fraud and abuse laws; we cannot assure that such program, or our other operations or programs, will not be challenged from time to time by such authorities for violation of such laws. Further, as we and our employees increasingly use social media tools as a means of communication with the public, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause to be found in violation of applicable laws, despite our attempts to monitor such social media communications through company policies and guidelines. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, disgorgement of profits, and the curtailment or restructuring of our operations. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition and our reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches may be due to malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the COVID-19 pandemic. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal identifiable information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal identifiable information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability, any of which could materially adversely affect our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and one of our laboratories are located in the San Francisco Bay Area, and our collaboration partner for Crysvita, KKC, is located in Japan, which have both in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaborators, and have a material adverse effect on our business, results of operations, financial condition, and prospects. We have also experienced power outages as a result of wildfires in the San Francisco Bay Area which are likely to continue to occur in the future. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are may be inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2.4 million shares of common stock of Arcturus and in May 2020, we exercised our option to purchase an additional 600,000 shares of Arcturus’ common stock pursuant to the terms of our equity purchase agreement with Arcturus; we have subsequently sold an aggregate of 1,600,000 shares. We also purchased 7,825,797 shares of common stock of Solid in October 2020. We have elected to apply the fair value option to account for our equity investments in Arcturus and Solid. As a result, increases or decreases in the stock price of Arcturus and Solid common stock will result in accompanying changes in the fair value of our investments, and cause substantial volatility in, our operating results for the reporting period. For instance, the changes in fair value of the Arcturus and Solid investments recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 was a $25.7 million increase and a $26.0 million decrease, respectively, primarily due to the sale of shares of Arcturus stock during the three months ended September 30, 2021 as well as fluctuations in Arcturus and Solid stock price as of September 30, 2021 compared to the prior period. The changes in fair value of the Arcturus investment recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 was a $11.5 million decrease and a $91.3 million increase, respectively, primarily due to the lower Arcturus stock price as of September 30, 2020 compared to June 30, 2020, and the higher Arcturus stock price at September 30, 2020, compared to December 31,2019. The gains and losses in fair value of the equity investments for the three and nine months ended September 30, 2021 decreased and increased, respectively the amount of our net loss during those periods. The losses and gains for the three and nine months ended September 30, 2020 increased and decreased, respectively, the amount of our net loss during those periods. If the Arcturus or Solid stock price had been lower at September 30, 2021 and 2020 compared to the prior period, we would have reported an even greater net loss for the three and nine months ended September 30, 2021 and 2020. As the fair value of our investments in Arcturus and Solid is dependent on the stock price of Arcturus and Solid, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2021, 4,086,908 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2021, 3,956,907 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted an employment inducement plan with a maximum of 500,000 shares available for grant under the plan. At September 30, 2021, 468,963 shares were available for issuance under the inducement plan. We have registered all the shares under our inducement plan. In addition, we currently plan to register the increased number of shares available under the 2014 Plan and the 2014 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP or the inducement plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
10.1#	Amendment No. 1 to the Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

# Indicates management contract or compensatory plan.

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is furnished to, and not deemed filed with, the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 2, 2021	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2021	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2021	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)