Form 10-K
period 2021-12-31
Ultragenyx Pharmaceutical Inc.
filed 2022-02-15
CIK 1515673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-36276

Ultragenyx Pharmaceutical Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2546083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 Leveroni Court Novato, California	94949
(Address of principal executive offices)	(Zip Code)

(415) 483-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RARE	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2021 was approximately $6.5 billion, based upon the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 10, 2022, the Company had 69,384,774 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders, to be held on or about June 24, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
developments and projections relating to our competitors and our industry; and
•
other risks and uncertainties, including those listed under "Part I, Item 1A. Risk Factors".

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

As used in this Annual Report, “Ultragenyx,” “we,” “our,” and similar terms refer to Ultragenyx Pharmaceutical Inc. and its subsidiaries, unless the context indicates otherwise.

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

Our Strategy

The critical components of our business strategy include the following:

•
Focus on rare and ultra-rare genetic diseases with significant unmet medical need and clear biology. There are numerous rare and ultra-rare genetic diseases that currently have no drug therapy approved that treat the underlying disease. Patients suffering from these diseases often have a significant morbidity and/or mortality. We focus on developing and commercializing therapies for multiple such indications with the utmost urgency. We also focus on diseases that have biology that is well understood. We believe that developing drugs that directly impact known disease pathways will increase the probability of success of our development programs. Our modalities of biologics, small molecules, gene therapy, and nucleic acids provide us with what we believe is an optimal set of options to treat genetic diseases by selecting the best treatment strategy available for each disease.
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
•
Commercialize through patient-focused global organization. We seek to commercialize our products throughout the developed world, in North America, the European Union (EU), the United Kingdom, Latin America, Turkey, Asia, and select international markets. We have established our own commercial organization in these markets and a network of third-party distributors in smaller markets, and are in the process of establishing our own commercial organization in Japan. We believe our commercial organization is highly specialized and focused, due to the nature of rare disease treatment. Our commercial expansion outside of the United States (U.S.) is enabled through strategic collaborations and internal pipeline development.

Approved Products and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, gene therapy, and nucleic acid product candidates.

We have four commercially approved products, Crysvita® (burosumab) for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, Mepsevii® (vestronidase alfa) for the treatment of mucopolysaccharidosis VII, or MPSVII or Sly Syndrome, Dojolvi® (triheptanoin) for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, and Evkeeza® (evinacumab) for the treatment of homozygous familial hypercholesterolemia (HoFH) and we anticipate having six product candidates in the clinical pipeline in 2022. The following table summarizes our approved products and clinical product candidate pipeline:

Approved Products

Crysvita for the treatment of XLH and TIO

Crysvita is an antibody administered via subcutaneous injection that targets fibroblast growth factor 23 (FGF23), developed for the treatment of XLH, a rare, hereditary, progressive and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. There are approximately 48,000 patients with XLH in the developed world, including approximately 36,000 adults and 12,000 children. Crysvita is the only approved treatment that addresses the underlying cause of XLH. Crysvita is approved in the U.S. and Canada for the treatment of XLH in adult and pediatric patients six months of age and older. In the European Union, or the EU, and the United Kingdom, Crysvita is approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil, Colombia, and Mexico, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

Crysvita is also developed for the treatment of tumor-induced osteomalacia, or TIO, a rare disease that results from typically benign tumors that produce excess levels of FGF23, which can lead to severe hypophosphatemia, osteomalacia, bone fractures, fatigue, bone and muscle pain, and muscle weakness. There are cases in which resection of the tumor is not feasible or recurrence of the tumor occurs after resection. In patients for whom the tumor is inoperable, the current standard of care consists of oral phosphate and/or vitamin D replacement. There are approximately 2,000 to 4,000 patients with TIO in the developed world. Crysvita is approved in the U.S. and Canada for the treatment of FGF23-related hypophosphatemia TIO associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older. We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

Please see “—License and Collaboration Agreements—Approved Products—Kyowa Hakko Kirin” for a description of our collaboration and license agreement with KKC.

Mepsevii for the treatment of MPS VII

Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the U.S. for the treatment of children and adults with MPS VII. In the EU and the United Kingdom, Mepsevii is approved under exceptional circumstances for the treatment of non-neurological manifestations of MPS VII for patients of all ages. In Italy, Mepsevii received reimbursement approval for the treatment of pediatric and adult patients with MPS VII. In Brazil and Mexico, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

Please see “—License and Collaboration Agreements—Approved Products—Saint Louis University” for a description of our license agreement with Saint Louis University.

Dojolvi for the treatment of LC-FAOD

Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride specifically designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement for people with long-chain fatty acid oxidation disorders, or LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is the first FDA-approved therapy as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD and the product is commercially available in the U.S. The product is also approved by Health Canada and commercially available in that country. In Brazil we have received product approval from the Brazilian Health Regulatory Agency (ANVISA) and are in the process of seeking full reimbursement approval. Discussions with EU regulatory authorities related to the approval of Dojolvi are ongoing. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

Data published in February 2021 under France’s nominative Authorization for Temporary Use program, or Authorisations Temporaires d'Utilisation (ATU), of 18 pediatric and adult patients with LC-FAOD showed that Dojolvi (triheptanoin) led to reductions in LC-FAOD manifestations and was well-tolerated, with a median follow-up duration of 22 months (range 9-228 months). When comparing the year prior to treatment to the first year receiving Dojolvi, annual emergency hospital care visits decreased from a mean of 1.12 to 0.17, or an 85% reduction, and the mean number of emergency home care events decreased from 16.82 to 2.83, an 83% reduction. Similarly, the cumulative annual number of days of emergency home care was reduced from 286 in the year prior to receiving Dojolvi to 51 in the first year receiving Dojolvi, an 82% reduction. Further improvements in the cumulative annual number of days of emergency home care were seen in the second year receiving Dojolvi.

Please see “—License and Collaboration Agreements—Approved Products—Baylor Research Institute” for a description of our license agreement with Baylor Research Institute.

Evkeeza for the treatment of HoFH

On January 7, 2022, we announced a collaboration with Regeneron Pharmaceuticals (Regeneron) to commercialize Evkeeza outside of the U.S. Evkeeza is a fully human monoclonal antibody that binds to and blocks the function of angiopoietin-like 3 (ANGPTL3), a protein that plays a key role in lipid metabolism. Evkeeza is the first and only approved therapy for the treatment of homozygous familial hypercholesterolemia, or HoFH, a rare inherited condition. HoFH occurs when two copies of the familial hypercholesterolemia (FH)-causing genes are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of LDL-C, or bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S. and the European Economic Area (EEA) as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol (LDL-C) lowering therapies to treat adults and adolescents aged 12 years and older with HoFH.

Under the terms of the agreement, Regeneron received a $30.0 million upfront payment and is eligible to receive up to $63.0 million in potential regulatory and sales milestones. We received the rights to develop, commercialize and distribute the product in countries outside of the U.S. and will make payments to Regeneron based on net sales of the product. There are approximately 1,600 patients in the EEA and a total of 3,000 to 5,000 patients in the territories where we have product rights. We will also share in certain costs for global trials led by Regeneron and will have the right to opt into other potential indications.

Pursuant to the terms of the agreement with Regeneron, we were also granted an exclusive right to negotiate a separate agreement with Regeneron to collaborate on the development and commercialization outside of the U.S. of Regeneron's investigational antibody, currently in Phase 2/3 development, for the treatment of the ultra-rare disease, fibrodysplasia ossificans progressiva (FOP) under terms to be agreed upon by both companies.

Please see “—License and Collaboration Agreements—Approved Products—Regeneron” for a description of our license agreement with Regeneron Pharmaceuticals.

Clinical Product Candidates

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. Hypoglycemia in patients with GSDIa can be life-threatening, and the accumulation of the complex sugar glycogen in certain organs and tissues can impair the ability of these tissues to function normally. If chronically untreated, patients can develop severe lactic acidosis, progress to renal failure, and potentially die in infancy or childhood. There are no approved pharmacologic therapies. GSDIa is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. DTX401 has been granted Orphan Drug Designation in both the U.S. and in the EU and the United Kingdom, Regenerative Medicine Advanced Therapy (RMAT) designation and Fast Track designation in the U.S.

Throughout 2021 we shared updated longer-term safety, efficacy, and durability data from the ongoing Phase 1/2 study through press releases and presentations at various medical congresses. Most recently, we announced data at the 14th International Congress of Inborn Errors of Metabolism (ICIEM) that took place in November 2021. Across all 12 patients in the Phase 1/2 study, the mean reduction in daily cornstarch intake was 69.9% (p < 0.0001) ranging from 19-100% when comparing baseline to the most recent visit. The nine patients in Cohorts 1, 2, and 3 continued to demonstrate improved glucose control while tapering or discontinuing oral glucose replacement therapy with cornstarch up to three years after receiving DTX401. The three patients in Cohort 4 had completed a tapering prophylactic steroid regimen. Two of the three patients have reduced the frequency of daily oral glucose replacement therapy from six times per day at baseline to one (Patient 10) and two (Patient 11) times per day as of the announcement. These reductions in cornstarch dosing have had an impact on energy metabolism and body weight. As of the last visit, patients had an average weight decrease of 5.2% with a range of a 14.4% decrease to 3.1% increase. The notable weight loss was attributed to improved glycemic control and potentially increased physical activity reported by patients.

At the 14th ICIEM in November 2021, we also presented data demonstrating that in Cohorts 3 and 4, data collected from continuous glucose monitoring (CGM) indicated that glycemic control was maintained and even improved despite the reductions in cornstarch dependence. In Cohort 3, the average cornstarch intake was reduced by 64% during Weeks 49 to 52 compared with Weeks 1 to 4, while the time in euglycemia (60-120 mg/dL) increased by 14% over the same time period. In Cohort 4, the average cornstarch intake was reduced by 73% at Weeks 33 to 36 compared with Weeks -1 to -4, while the time in euglycemia decreased by 3% over the same time period.

All three patients in a fourth and final Phase 1/2 cohort, which utilized prophylactic steroids, have been dosed at the same dose as Cohorts 2 and 3. As of February 14, 2022, across all patients in the Phase 1/2 study, there have been no infusion-related adverse events, no treatment-related serious adverse events, and no dose-limiting toxicities reported.

The first patients have been dosed in the Phase 3 study of DTX401 following an approximate 4- to 8-week baseline screening period. The Phase 3 study has a 48-week primary efficacy analysis period and we plan to enroll approximately 50 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch while maintaining glucose control.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—REGENXBIO Inc.” for a description of our license agreement with REGENXBIO Inc.

DTX301 for the treatment of ornithine transcarbamylase, or OTC, deficiency

DTX301 is an AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia. Patients with OTC deficiency suffer from acute hyperammonemic episodes that can lead to hospitalization, adverse cognitive and neurological effects, and death. We estimate that there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the U.S. and in the EU and the United Kingdom and Fast Track Designation in the U.S.

Throughout 2021, we shared updated longer-term safety, efficacy, and durability data from the ongoing Phase 1/2 study through press releases and presentations at various medical congresses. Most recently, we announced at the 14th ICIEM that took place in

November 2021, that the six patients who had previously responded to DTX-301 remained clinically and metabolically stable up to four years after dosing and one responder was recently identified in the prophylactic steroid cohort. The three complete responders were stable through 104, 156, and 182-weeks post-treatment with good ammonia control despite discontinuation of their alternative pathway medications and protein-restricted diets. The four other responders also remained stable through Weeks 36, 91, 104, 156, and were either continuing to taper medications and diet. As of February 14, 2022, across all responders, there have been no significant adverse events or hospitalizations related to OTC deficiency reported.

We are currently in the process of initiating a Phase 3 study that will include a 64-week primary efficacy analysis period and plan to enroll approximately 50 patients 12 years of age and older, randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. The co-primary endpoints are the percentage of patients who achieve a response as measured by discontinuation or reduction in baseline disease management and the 24-hour plasma ammonia levels. The first patients in the U.S. are expected to enter an approximate 4-to 8-week baseline screening period in the first half of 2022, after which they are expected to receive a single dose of DTX301 or placebo.

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

In October 2021, at the American Society for Bone and Mineral Research (ASBMR) annual meeting, we, along with our partner, Mereo, presented additional secondary endpoint data from the Phase 2b ASTEROID study demonstrating that treatment with UX143 resulted in dose-dependent increase in P1NP serum levels, a marker of bone formation, and a decrease in CTx serum levels, a marker of bone resorption, confirming the mechanism of action of sclerostin inhibition over the 12-month treatment period. Observed improvements in bone mineral density were continuous over the 12 months of the study, with comparable gains achieved in the first and second six months of treatment in the high dose group despite temporal changes in biomarkers.

We currently expect to start a pediatric and young adult Phase 2/3 study in the first half of 2022. The objective of the Phase 2/3 study will first focus on determining the optimal dose based on increases in collagen production using serum P1NP levels and an acceptable safety profile. Following determination of the dose, we currently intend to adapt the study into a pivotal Phase 3 stage, evaluating fracture reduction over an estimated 15 to 24 months as the primary endpoint, subject to regulatory review. We currently expect a separate Phase 2 study of patients under age five with OI to start in the second half of 2022. We will, also, continue to evaluate adult patients who were previously treated in the ASTEROID study.

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

In 2020, we, along with our partner GeneTx, announced the initiation of a Phase 1/2 open-label, multiple-dose, dose-escalating study (GTX-102-001) to evaluate the safety, tolerability, and potential efficacy of GTX-102 in pediatric patients with Angelman syndrome. Five patients received GTX-102 treatment and signs of clinical improvement in multiple domains of Angelman syndrome were reported early in dosing. After the fifth patient was dosed, the patient experienced a serious adverse event (SAE) of lower extremity weakness and the companies paused enrollment and dosing in the study. Subsequently, similar SAEs of lower extremity weakness were reported in the other four patients following treatment at the highest doses. The SAEs were assessed as mild or moderate in severity, improved over a period of a few weeks and all have been fully resolved. Full safety information was submitted to the FDA. A formal clinical hold was issued by the FDA on study GTX-102-001 during the fourth quarter of 2020, which was subsequently removed by the FDA in 2021, as described below.

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

In the second quarter of 2021, we and our partner GeneTx announced that Health Canada (HC) cleared a protocol amendment and the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) approved a Clinical Trial Application (CTA) to begin treatment of patients in Canada and the U.K. with Angelman syndrome.

In September 2021, we, and our partner GeneTx announced that the FDA removed the clinical hold and that GeneTx could begin dosing naïve patients in the Phase 1/2 study of GTX-102 in pediatric patients with Angelman syndrome.

Under the amended U.S. protocol, eight patients (4 to < 8 years of age) who were not previously treated with GTX-102 will be enrolled into two groups, an active group and an age-matched comparator group. The active group will receive four monthly 2 mg doses of GTX-102, while the comparator group will have limited assessments at baseline and at Day 128. Patients in the comparator group will then be eligible to receive GTX-102 under the same dosing strategy as the active group. All U.S. patients who have completed the dose-loading phase will then move to a maintenance phase during which they will receive 2 mg of GTX-102 every three months and continue to be monitored for response and safety.

Under the protocol approved in the U.K. and Canada, approximately 12 patients will be enrolled into two cohorts split by age: patients ages 4 to < 8 years will be enrolled into Cohort 4, and patients ages 8 to < 18 years will be enrolled into Cohort 5. Two patients in the younger cohort and two patients in the older cohort will be enrolled first and assessed after two doses by a data safety monitoring board. If recommended, then an additional four patients can be enrolled in each of the two cohorts.

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

In October 2021, we announced that the first patients under the amended protocol in Canada and the U.K. were dosed in the Phase 1/2 study.

In January 2022, we provided an initial update on the first four patients treated in Canada and the U.K. As of the update, all four patients had received multiple doses of GTX-102 with no treatment-related serious adverse events of any type nor adverse events related to lower extremity weakness. As of January 2022, three patients had received a preliminary assessment of clinical response and all have shown early signs of clinical activity. The data safety monitoring board (DSMB) for Cohort 4 recommended dose escalation for the first two patients and enrollment of the additional four patients in this cohort. Later in January 2022, the DSMB for Cohort 5 met and also recommended dose escalation and expansion of that cohort.

As of February 14, 2022, patients naïve to prior treatment with GTX-102 have been screened in the U.S. and dosing has begun. We currently anticipate data on full Cohorts 4 and 5 in Canada and the U.K., as well as available safety and efficacy data from the patients treated in the U.S. in mid-2022.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—GeneTx” for a description of our collaboration agreement with GeneTx.

UX701 for the treatment of Wilson Disease

UX701 is an investigational AAV type 9 gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion. It has been shown in preclinical studies to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease. UX701 was granted Orphan Drug Designation in the U.S. and EU. Wilson disease is a rare inherited disorder caused by mutations in the ATP7B gene, which results in deficient production of ATP7B, a protein that transports copper. Loss of function of this copper-binding protein results in the accumulation of copper in the liver and other tissues, most notably the central nervous system. Patients with Wilson disease experience hepatic, neurologic and/or psychiatric problems. Those with liver disease can experience such symptoms as fatigue, lack of appetite, abdominal pain and jaundice, and can progress to fibrosis, cirrhosis, life-threatening liver failure and death. Wilson disease can be treated by reducing copper absorption or removing excess copper from the body using life-long chelation therapy, but unmet needs exist because some treated patients experience clinical deterioration and severe side effects. Wilson disease affects more than 50,000 individuals in the developed world.

UX701 has received a Fast Track Designation from the FDA. This allows for early and frequent communication throughout the entire drug development and review process and reflects the serious, unmet need for patients with Wilson disease.

In October 2021, we announced that we had begun screening and enrolling patients with Wilson disease into the 6- to 12-week baseline monitoring period prior to dosing in the seamless Phase 1/2/3 study of UX701, or the Cyprus2+ study. The study will enroll patients receiving ongoing standard of care medication for the treatment of Wilson disease (copper chelators and/or zinc) for at least 12 months, with no medication or dose changes for at least six months prior to enrollment. After initial screening, which includes testing for pre-existing antibodies to the AAV9 capsid, patients will be evaluated to ensure stable measures of disease during a 6-to 12-week baseline monitoring period (including values for 24-hour urinary copper concentration, complete blood count, and liver function tests) and patients will then be dosed with either UX701 or placebo.

During the first stage of the study, the safety and efficacy of up to three dose levels of UX701 will be evaluated over the course of 52 weeks and a dose will be selected for further evaluation in stage 2. In this first stage, 27 patients will be randomized into three cohorts in a 2:1 ratio per cohort to receive UX701 at the dose level assigned for the cohort or a placebo. The sequential doses to be evaluated are 5.0 x 10^12 GC/kg, 1.0 x 10^13 GC/kg, and 2.0 x 10^13 GC/kg. In stage 2, a new cohort of patients will be randomized 2:1 to receive the selected dose of UX701 or placebo. The primary safety and efficacy analyses will be conducted at Week 52 of stage 2. The primary efficacy endpoints are change in 24-hour urinary copper concentration and percent reduction in standard of care medication by Week 52. After the initial 52-week study period, all patients will receive long term follow up in stage 3. Patients randomized to placebo in stages 1 and 2 will become eligible to receive UX701 in stage 3.

Please see “—License and Collaboration Agreements—Clinical Product Candidates— REGENXBIO Inc.” for a description of our license and collaboration agreement with REGENXBIO Inc.

UX053 for the treatment of glycogen storage disease type III, or GSDIII

UX053 is being developed for the treatment of GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII can cause hepatomegaly, hypoglycemia, hyperlipidemia, some progressive liver cirrhosis, and muscle disease later in life, and affects more than 10,000 patients in the developed world. UX053 is our first mRNA program to enter clinical studies. UX053 has been granted Orphan Drug Designation (ODD) by the FDA in June 2021 and European Medicines Agency (EMA) in July 2021, highlighting the significant unmet need for patients with GSDIII.

Dosing in a Phase 1/2 study of UX053 for the treatment of GSDIII began in December 2021. Part 1 of the study is open label with single-ascending doses. Part 2 is double-blind and will evaluate repeat doses at escalating levels. We currently expect preliminary data from Part 1 of the study and to initiate Part 2 of the study in the second half of 2022.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Arcturus” for a description of our collaboration agreement with Arcturus.

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

With respect to DTX301, the current treatments for patients with OTC deficiency are nitrogen scavenging drugs and severe limitations in dietary protein. Drug therapy includes sodium phenylbutyrate (Buphenyl) and glycerol phenylbutyrate (Ravicti), both nitrogen scavengers that help eliminate excess nitrogen, in the form of ammonia, by facilitating its excretion. A novel formulation of sodium phenylbutyrate, ACER-001 has been submitted for approval by Acer Therapeutics and has a target PDUFA date of June 5, 2022. During a metabolic crisis, patients routinely receive carbohydrate and lipid rich nutrition, including overnight feeding through a nasogastric tube, to limit bodily protein breakdown and ammonia production. In acute cases, ammonia must be removed by dialysis or hemofiltration. Liver transplant may also be a solution for OTC deficiency. In addition, Kaleido Biosciences is developing KB195, a synthetic glycan, in Phase 2 for urea cycle disorders, including OTC deficiency, and Arcturus Therapeutics is developing ARCT-810, a messenger RNA therapy, in Phase 1b for OTC deficiency.

With respect to GTX-102, there are currently no approved drugs for Angelman syndrome. Many patients take general treatments to try to manage specific symptoms, such as seizures or sleep disturbances, but there are no treatments available that address the underlying biology of the disease. We are aware of other ASOs in preclinical and clinical development for Angelman syndrome, including a program from Roche in a Phase 1 study, as well as preclinical gene therapy programs. In addition, Neuren Pharmaceuticals is developing NNZ-2591, an IGF-1 analog, in Phase 2 for Angelman syndrome.

With respect to UX701, there are no currently approved treatments that address the underlying cause of Wilson disease. Many patients are on chelator therapies, but these fail to address the mutated ATP7B copper transporter gene. We are aware of another gene therapy, VTX-801, that is in preclinical development by Vivet Therapeutics, in collaboration with Pfizer, for Wilson disease.

With respect to UX143, there are currently no approved drugs for osteogenesis imperfecta. Most pediatric patients with osteogenesis imperfecta are managed with off-label use of bisphosphonates to increase bone density and reduce frequency of bone fracture. We are aware of another anti-sclerostin antibody, romosozumab, that is in Phase 1 clinical testing by Amgen. In addition, fresolimumab, an anti-TGFβ antibody, is in Phase 1 clinical testing led by a Baylor College of Medicine investigator in collaboration with Sanofi-Genzyme.

With respect to UX053, there are currently no pharmacologic treatments for patients with GSD III and we are not aware of any programs in clinical development.

License and Collaboration Agreements

Our products and some of our current product candidates have been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Following is a description of our significant license and collaboration agreements.

Approved Products

Kyowa Kirin Co., Ltd.

In August 2013, we entered into a collaboration and license agreement with KKC. Under the terms of this collaboration and license agreement, as amended, we and KKC currently collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the “profit-share territory”, and in the EU, U.K., and Switzerland, or the European territory, and we have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KKC, we are the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date. We share the costs for development activities in the profit-share territory and European territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which is the transition date for the profit-share territory, and following the applicable transition date for the European territory, KKC will become the lead party and be responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the EU and U.K. in February 2018 and was approved by the FDA in April 2018. As described below, we and KKC share commercial responsibilities and profits in the profit-share territory until April 2023, KKC has the commercial responsibility in the European territory, and we are responsible for commercializing burosumab in Latin America.

In the profit-share territory, KKC books sales of products and we have the sole right to promote the products, with KKC having the right to increasingly participate in the promotion of the products until the transition date of April 2023, which is five years from commercial launch. After April 2023, KKC will have the right to promote the products, subject to a limited promotion right retained by us. See “Item I.A. Risk Factors” for additional information on the risks related to the expiration of our exclusive right to promote Crysvita in the profit-share territory. In the European territory, KKC books sales of products and has the sole right to promote and sell the products, with the exception of Turkey. In Turkey, we have rights to commercialize Crysvita and KKC has the option to assume responsibility for such commercialization efforts, after a certain minimum period. In Latin America, we book sales of products and have the sole right to promote and sell the products.

KKC manufactures and supplies all quantities of product for clinical studies. KKC also supplies all quantities of product for commercial sales in the profit-share territory and in Latin America. The supply price in the profit-share territory and Latin America is 35% of the net sales price through December 31, 2022 and 30% thereafter.

The remaining profit or loss from commercializing products in the profit-share territory is shared between us and KKC on a 50/50 basis until April 2023. Thereafter, we will be entitled to receive a tiered double-digit revenue share in the mid-to-high 20% range in the profit-share territory, intended to approximate the profit-share. KKC pays us a royalty of up to 10% based on net sales in the European territory. We sold our interest in the European territory royalty to Royalty Pharma in December 2019. In Latin America, we pay to KKC a low single-digit royalty on net sales. Our and KKC’s obligations to pay royalties will continue on a country-by-country basis for so long as we or KKC, as applicable, are selling products in such country.

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

Under the license agreement, we are obligated to pay to SLU a low single-digit royalty on net sales of the licensed products in the U.S., Europe, or Japan, subject to certain potential deductions. Our obligation to pay royalties to SLU in these territories continues until the expiration of any orphan drug exclusivity. We may terminate the agreement for convenience at any time and SLU may terminate the agreement for our material breach, bankruptcy, or challenge of the licensed technology, and SLU may terminate the agreement or render our license non-exclusive if we fail to meet our diligence obligations. Unless terminated as set forth above, this license agreement continues in full force and effect until the latest expiration of any orphan drug exclusivity in the U.S., Europe, or Japan, at which point our license becomes fully paid.

Baylor Research Institute

In September 2012, we entered into a license agreement, which was subsequently amended, with Baylor Research Institute, or BRI, under which we exclusively licensed certain intellectual property related to Dojolvi. The license includes patents, patent applications, know-how, and intellectual property related to the composition and formulation of Dojolvi as well as its use in treating a number of orphan diseases, including LC-FAOD. The license grant includes the sole right to develop, manufacture, and commercialize licensed products for all human and animal uses. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products in select orphan indications. If we fail to meet our diligence obligations with respect to a specified orphan indication or set of orphan indications, BRI may convert our license to a non-exclusive license with respect to such orphan indication or set of orphan indications until we receive regulatory approval for licensed products in the applicable orphan indication or set of orphan indications.

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

Regeneron Pharmaceuticals

On January 7, 2022, we announced a license and collaboration agreement with Regeneron Pharmaceuticals, or Regeneron, to clinically develop, commercialize, and distribute Evkeeza for the treatment of homozygous familial hypercholesterolemia (HoFH) outside of the U.S. Under the terms of the agreement, Regeneron received a $30.0 million upfront payment and is eligible to receive up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. We received the rights to develop, commercialize and distribute the product in countries outside of the U.S. and will make payments to Regeneron based on net sales of the product. We will share in certain costs for global trials led by Regeneron and also have the right to opt into other potential indications.

We were also granted an exclusive right to negotiate a separate agreement with Regeneron to collaborate on the development and commercialization outside of the U.S. of Regeneron's investigational antibody, currently in Phase 2/3 development, for the treatment of the ultra-rare disease FOP under terms to be agreed upon by both companies.

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

In March 2015, we entered into an option and license agreement with REGENX, which was subsequently amended, pursuant to which we have an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products to treat Wilson disease and CDKL5 deficiency. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2015 option and license agreement, as amended, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, mid to high single-digit royalty percentages on net sales of licensed products, and mid-single to low double-digit percentages of any sublicense fees we receive from sublicenses for the licensed intellectual property rights. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2015 option and license agreement will expire upon the expiration of the royalty obligations with respect to all licensed products for all licensed indications under all licenses granted under all exercised commercial options. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. We may terminate the 2015 option and license agreement upon prior written notice or for a material breach. REGENX may terminate the 2015 option and license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2015 option and license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

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

Under the agreement, Bayer paid us an upfront cash payment and will pay us development and commercialization milestone payments. The agreement expires on a licensed treatment-by-licensed treatment and country-by-country basis until the later of ten years from the date of first commercial sale or when patent claims have expired, lapsed, been abandoned, or been invalidated in such country. Either party may terminate the agreement for an uncured material breach by the other party. Bayer may terminate the agreement upon prior notice to us, either in its entirety or with respect to certain territories subject to the agreement. Bayer may also terminate the agreement upon notice of a product’s failure to meet certain criteria or after the successful completion of certain Phase 1 trials in the event Bayer makes a good faith determination that there is a material safety issue with respect to such product. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Bayer institutes certain actions. Under certain termination circumstances, we would have worldwide rights to the terminated program(s).

University of Pennsylvania

In January 2015, we entered into an agreement with the University of Pennsylvania to sponsor certain research of Dr. Wilson at University of Pennsylvania School of Medicine related to liver gene therapy and hemophilia. Under the agreement, the University of Pennsylvania granted us an option to obtain a worldwide, non-exclusive or exclusive, royalty-bearing license, with the right to sublicense, under certain patent rights conceived, created or reduced to practice in the conduct of the research. The agreement expired on December 31, 2021.

In May 2016, we entered into a research, collaboration and license agreement with the University of Pennsylvania under which we are collaborating on the pre-clinical development of gene therapy products for the treatment of phenylketonuria and Wilson disease, each, a Subfield. Under the agreement, we were granted an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, and a non-exclusive, worldwide, royalty-bearing right and license to certain University of Pennsylvania intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the agreement. We will fund the cost of the research program and will be responsible for clinical development, manufacturing and commercialization of each Subfield. In addition, we are required to make milestone payments (up to a maximum of $5 million per Subfield) if certain development milestones are achieved over time. We will also make milestone payments of up to $25.0 million per approved product, if certain commercial milestones are achieved, and will pay low to mid-single-digit royalties on net sales of each Subfield’s licensed products.

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

In June 2019, we announced the expansion of our research and collaboration arrangement with Arcturus, to discover and develop mRNA, DNA and siRNA therapeutics for up to 12 rare disease targets pursuant to the terms of an amendment to the 2015 Research Collaboration and License Agreement, or 2015 license agreement, and equity purchase agreement. In connection with the amendment to the 2015 license agreement, we made a $6.0 million cash upfront payment to Arcturus and also purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share. In May 2020, we exercised an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share. During the years ended December 31, 2021 and 2020, we sold 1,700,000 shares and 800,000 shares of Arcturus common stock, at a weighted-average price of $47.44 and $100.81, respectively. As of December 31, 2021, we held 500,000 shares of Arcturus common stock.

On a product-by-product basis, we are obligated to make development and regulatory milestone payments of up to $24.5 million, and commercial milestone payments of up to $45.0 million, if certain milestones are achieved. We are also obligated to pay Arcturus royalties on any net sales of products incorporating the licensed intellectual property that range from a mid single-digit to low double-digit percentage. Arcturus is also entitled to reimbursement of related research expenses.

Preclinical Pipeline

Solid Biosciences Inc.

In October 2020, we entered into a strategic Collaboration and License Agreement with Solid Biosciences Inc., or Solid, and received an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne muscular dystrophy and other diseases resulting from lack of functional dystrophin, including Becker muscular dystrophy. We are collaborating to develop products that combine Solid’s differentiated microdystrophin construct, our Producer Cell Line (PCL) manufacturing platform, and our AAV8 variants. Solid is providing development support and was granted an exclusive option to co-invest in products we develop for profit share participation in certain territories. We also entered into a Stock Purchase Agreement with Solid in October 2020 pursuant to which we purchased 7,825,797 shares of Solid’s common stock for an aggregate price of $40.0 million, and we currently continue to hold all of the purchased shares.

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

Under the terms of the License Agreement, Daiichi Sankyo made an upfront payment of $125.0 million and during the fourth quarter of 2021, an additional payment of $25.0 million upon achievement of the milestones related to the technology transfer of the PCL and HEK293 platforms. Daiichi Sankyo will reimburse us for all costs associated with the transfer of the manufacturing technology and will also pay us a single-digit royalties on net sales of products manufactured with the technology platforms.

In March 2020, we also entered into a Stock Purchase Agreement with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares of our common stock in exchange for $75.0 million in cash. Daiichi Sankyo is subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

In June 2020, we executed a subsequent license agreement, or the Sublicense Agreement, with Daiichi Sankyo for transfer of certain technology in consideration for a payment of $8.0 million and annual maintenance fees, milestone payments, and royalties on any net sales of products incorporating the licensed intellectual property.

Patents and Proprietary Rights

The proprietary nature of, and protection for, our products, product candidates, processes, and know-how are important to our business. Our success depends in part on our ability to protect our products, product candidates, processes, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek patent protection in the U.S. and internationally for our products, product candidates, and processes. Our policy is to patent or in-license the technologies, inventions and improvements that we consider important to the development of our business. In addition to patent protection, we rely on trade secrets, know-how, and continuing innovation to develop and maintain our competitive position.

We also use other means to protect our products and product candidates, including the pursuit of marketing or data exclusivity periods, orphan drug status, and similar rights that are available under regulatory provisions in certain countries, including the U.S., Europe, Japan, and China. See “Government Regulation—U.S. Government Regulation — Orphan Designation and Exclusivity,” “Government Regulation—U.S. Government Regulation — Pediatric Studies and Exclusivity,” “Government Regulation—U.S. Government Regulation — Biosimilars and Exclusivity,” “Government Regulation—U.S. Government Regulation — Abbreviated New Drug Applications for Generic Drugs and New Chemical Entity Exclusivity,” “Government Regulation—U.S. Government Regulation — Patent Term Restoration,” “Government Regulation—EU Regulation — Orphan Designation and Exclusivity,” and “Government Regulation—EU Regulation — New Chemical Entity Exclusivity” below for additional information.

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

As of December 31, 2021, we own, jointly own, or have exclusive rights to more than 160 issued and in-force patents (not including individually validated national patents in European Patent Convention member countries) that cover one or more of our products or product candidates, methods of their use, or methods of their manufacture, including more than 50 in-force patents issued by the U.S. Patent and Trademark Office (the USPTO). Furthermore, as of December 31, 2021, we own, jointly own, or have exclusive rights to more than 325 pending patent applications, including more than 50 pending U.S. applications.

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

The exclusivity positions for our commercial products and our clinical-stage product candidates as of December 31, 2021 are summarized below.

Crysvita (Burosumab) Exclusivity

We have in-licensed rights from KKC to patents and patent applications relating to Crysvita and its use for the treatment of XLH, TIO, and various other hypophosphatemic conditions. Pursuant to this license, we have rights to a number of issued patents and pending applications, including seven issued U.S. patents, as well as patents and applications in other jurisdictions covering generic and specific antibodies against FGF23 as well as their use for the treatment of XLH, TIO, and related conditions. The patent terms for the issued patents in the U.S. are from 2022 to 2035, while the issued patents outside the U.S. expire between 2023 and 2035. For patents covering the Crysvita composition of matter, KKC has applied to extend the patent term in the U.S. from 2029 to 2032 and in Europe from 2028 to 2033. In addition to the foregoing patent protections, Crysvita is protected in the U.S. by regulatory exclusivity until 2030 and by orphan drug exclusivity for treating XLH and TIO until 2025 and 2027, respectively.

Mepsevii (Vestronidase Alfa) Exclusivity

We own four issued U.S. patents and the corresponding issued foreign patents covering Mepsevii and its use in the treatment of lysosomal storage disorders such as MPS VII. These patents expire in 2035. Mepsevii is also protected in the U.S. by regulatory exclusivity until 2029 and by orphan drug exclusivity for treating MPS VII until 2024.

Dojolvi (Triheptanoin) Exclusivity

We have an exclusive license from BRI to patents and patent applications relating to Dojolvi and its use for the treatment of FAOD. The in-licensed BRI patent portfolio includes issued patents in the U.S and Mexico that expire in 2025 and cover Dojolvi, as well as an issued patent in Canada that expires in 2025 and covers the use of Dojolvi for the treatment of FAOD. In the U.S., we have applied to extend the term of a BRI patent covering Dojolvi from 2025 to 2029. Beyond these BRI patents and patent applications, we own a pending U.S. patent application, corresponding foreign patent applications, and issued patents in Australia, Israel, Korea, Malaysia, and Taiwan relating to our pharmaceutical-grade Dojolvi composition; these owned patents and any additional patents issuing from these owned applications are expected to expire in 2034. Dojolvi is also protected in the U.S. by regulatory exclusivity until 2025 and orphan drug exclusivity for treating FAOD until 2027.

DTX401 (Pariglasgene Brecaparvovec) Exclusivity

We have two in-licenses to patents and patent applications covering elements of our DTX401 product candidate. First, we have in-licensed patents owned by University of Pennsylvania (UPENN) and sublicensed to us by REGENX relating to the AAV8 capsid used in DTX401 that expire between 2022 and 2024 in the U.S., and in 2022 in foreign countries. Second, we have a non-exclusive license from the National Institutes of Health (NIH) to an issued U.S. patent expiring in 2034 (not accounting for any available PTE) and corresponding foreign patents and patent applications covering a recombinant nucleic acid construct used in DTX401 that includes a codon-optimized version of the G6Pase gene.

DTX301 (Avalotcagene Ontaparvovec) Exclusivity

We have in-licensed patents and patent applications owned by UPENN relating to various adeno-associated viruses and vectors utilizing the capsids of those viruses. These patents and patent applications are licensed or sublicensed to REGENX and sublicensed to us. Our product candidate DTX301 utilizes an AAV8 capsid and a codon-optimized version of the OTC gene. The in-licensed patents relevant to the AAV8 capsid expire between 2022 and 2024 in the U.S., and in 2022 in foreign countries. Our in-license also includes two issued U.S. patents expiring in 2035 (not accounting for any available PTE) and corresponding foreign patents and patent applications covering the codon-optimized version of the OTC gene used in DTX301.

UX143 (Setrusumab) Exclusivity

We have in-licensed rights from Mereo to patents and patent applications relating to setrusumab and its use for the treatment of OI. Pursuant to our license from Mereo, we have exclusive rights outside of Europe to a first Mereo patent family that includes three issued U.S. patents and corresponding issued foreign patents that relate to the setrusumab antibody, nucleic acids encoding setrusumab, processes for producing setrusumab, and setrusumab’s use as a medicament. Patents emanating from this first patent family expire in 2028 (not accounting for any available PTE). We also have exclusive rights outside of Europe to two additional Mereo patent families, including an issued U.S. patent expiring in 2037 (not accounting for any available PTE), relating to methods of using anti-sclerostin antibodies including setrusumab for the treatment of OI. Beyond these Mereo patents and patent applications, we jointly own with Mereo two additional patent families relating to dosing regimens for the use of anti-sclerostin antibodies including setrusumab in the treatment of OI and other bone disorders; we expect any patents emanating from these patent families to expire in 2042 (not accounting for any available PTE).

UX701 Exclusivity

We have two in-licenses to patents and patent applications covering elements of our UX701 product candidate. First, we have in-licensed patents owned by UPENN and sublicensed to us by REGENX relating to the AAV9 capsid used in UX701 that expire between 2024 and 2026 in the U.S., and in 2024 in foreign countries. Second, we have an exclusive license from UPENN to patent applications covering AAV vectors containing certain regulatory and coding sequences packaged in UX701; we expect any patents emanating from this patent family to expire in 2037 (not accounting for any available PTE). Beyond these UPENN patents and patent applications, we own a patent family covering AAV vectors expressing a novel truncated version of the ATP7B protein produced by UX701; we expect any patents emanating from this patent family to expire in 2040 (not accounting for any available PTE).

UX053 Exclusivity

We have an in-license from Arcturus to four U.S. patents expiring between 2034 and 2038 (not accounting for any available PTE), and corresponding foreign patents and applications, that cover the cationic lipid used in our UX053 product candidate. Beyond these Arcturus patents and patent applications, we own a patent family covering the codon-optimized version of the human AGL mRNA expressed by UX053; we expect any patents emanating from this patent family to expire in 2038 (not accounting for any available PTE).

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

Manufacturing

We currently contract with third parties for the manufacturing and testing of our products and product candidates for use in preclinical, clinical, and commercial applications. We do not own or operate manufacturing facilities for the cGMP production of clinical or commercial quantities of our product candidates. We do, however, have process and analytical development and QC lab capabilities focused on the gene therapy and nucleic acid technologies. The use of contracted manufacturing and reliance on collaboration partners has historically minimized our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee our contract manufacturers. All of our third-party manufacturers are subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our drugs for commercial sales.

While our third-party manufacturers have met our current manufacturing requirements, we are building our own GMP gene therapy manufacturing plant to seek to mitigate potential program timeline delays, control manufacturing costs and reduce manufacturing lead times. For the other non-gene therapy modalities, we primarily use third-party manufacturers to meet our projected needs for commercial manufacturing. Third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

Dojolvi

The pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo GmbH, or IOI Oleo, in Germany under an exclusive worldwide supply agreement, subject to certain limitations, executed in 2012 with an initial term of three years. The agreement automatically renews for two-year periods at the end of each then current term unless either party notifies the other party of its intention not to renew in writing at least three calendar months before the expiration of the then current term. Additionally, if a party materially breaches an obligation under the agreement and does not cure such breach within 60 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. The drug product for Dojolvi is manufactured by Aenova Haupt Pharma Wolfratshausen GmbH, or Haupt Pharma, pursuant to a Master Services Agreement, for the non-exclusive manufacture and supply of product. The agreement was executed in April 2019 with an initial three year term and automatically renews at the end of the current term for an indefinite period unless we provide written notice of termination to Haupt Pharma no later than 60 days prior to the expiration of the initial term. After the initial term, either party may terminate the agreement without cause with at least 12 months’ notice. Additionally, if a party materially breaches certain obligations under the agreement and does not cure such breach within 30 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. Either party may also terminate the agreement with immediate effect if the other party breaches certain specified obligations as set forth in the agreement.

Product Candidates

DTX401

The drug substance and drug product for DTX401 are manufactured on a non-exclusive basis by a contract manufacturing organization, or CMO, pursuant to cGMP requirements.

DTX401 is currently manufactured using HEK293 suspension mammalian cells. Similar to DTX301, HEK293 cells are widely used in the biotechnology industry and the regulatory agencies in the U.S. and EU are familiar with the technology. As the clinical program advances we may consider alternate cell manufacturing systems such as HeLa cell systems.

DTX301

Similar to DTX 401, the drug substance and drug product for DTX301, our AAV product candidate, are manufactured on a non-exclusive basis by a CMO, pursuant to cGMP requirements.

DTX301 is currently manufactured using HEK293 mammalian cells. HEK293 cells are straightforward to grow and transfect readily, and as a result, are widely used in the biotechnology industry to produce therapeutic proteins and viral vectors for gene therapy on a small scale. Vectors produced using HEK293 cells have been, or are being, used safely in multiple clinical trials, including trials conducted in the U.S. and EU by other biopharmaceutical companies and academic government institutions. A key advantage of the HEK293 cell manufacturing system is flexibility and the relative speed with which AAV vectors can be manufactured for early Phase 1/2 clinical trials, allowing the establishment of early indications of therapeutic benefit in patients. As we advance and scale up our processes for Phase 3 clinical and commercial scale manufacturing, we have transitioned to a cell-based suspension bioreactor format.

Commercialization and Product Support

We have built our own commercial organizations in North America, Europe and Latin America to effectively support the commercialization of our products and product candidates, if approved, and we expect to expand on our efforts in these regions and build our organizations in other areas such as in Japan and other countries in the Asia-Pacific region. Our intention is to expand our product portfolio and its geographic accessibility, whether via acquisitions, strategic partnerships, or through the continued development of our proprietary pipeline. We may elect to utilize strategic partners, distributors, or contract management organizations to assist in the commercialization of our products in certain geographies. The commercial infrastructure for rare disease products typically consists of a targeted, specialty field organization that educates a limited and focused group of physicians supported by field management and internal support teams, which includes our patient support services hub, distribution team and managed care team. One challenge, unique to commercializing therapies for rare diseases, is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous disease populations. Our commercial and medical affairs teams focus on maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

Additional capabilities important to the rare disease marketplace include the management of key stakeholders such as managed care organizations, group-purchasing organizations, specialty pharmacies, and government payers as well as single national payers in some countries outside the U.S. To develop the appropriate commercial infrastructure, we will have to invest a significant amount of financial and management resources, some of which will be committed prior to regulatory approval of the products that they are intended to support.

We continue to build commercial and medical affairs organizations as well as other capabilities across North America, Europe, Turkey, Latin America and Japan to meet the scientific educational needs of the healthcare providers and patients in the rare disease community, focusing on providing accurate disease state information and balanced product information across our portfolio for appropriate management of patients with rare disorders.

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

Government Regulation

Government authorities in the U.S. (including federal, state, and local authorities) and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, pricing, and export and import of pharmaceutical products, such as those we are developing. We must obtain the requisite approvals from regulatory authorities in the U.S. and foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Accordingly, our operations are and will be subject to a variety of regulations and other requirements, which vary from country to country. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources that has a significant impact on our capital expenditures and results of operations.

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

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and biologics under the FDCA and the Public Health Service Act, or PHSA, and its implementing regulations. FDA approval is required before any new drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S. Drugs and biologics are also subject to other federal, state, and local statutes and regulations.

The process required by the FDA before product candidates may be marketed or sold in the U.S. generally involves the following:

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, the first NDA or BLA applicant to receive orphan drug designation for a particular drug is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the U.S., except in limited circumstances. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

Pediatric exclusivity is another type of non-patent exclusivity in the U.S. that may be granted if certain FDA requirements are met, such as FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits, and the applicant agrees to perform and report on FDA-requested studies within a certain time frame. Pediatric exclusivity adds a period of six months of exclusivity to the end of all existing marketing exclusivity and patents held by the sponsor for that active moiety. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the NDA or BLA sponsor’s data.

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

EU Regulation

In the EU, to obtain regulatory approval of an investigational medicinal product, we must submit a marketing authorization application, or MAA. The content of the MAA is similar to that of an NDA or BLA filed in the U.S., with the exception of, among other things, country-specific document requirements.

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

Orphan Designation and Exclusivity

As in the U.S., we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. The EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product. Orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Customers

Our customers include collaboration partners, drug wholesalers, and retail pharmacy distributors. For the year ended December 31, 2021, more than half of our total revenues were generated under our collaboration agreement with KKC.

Human Capital

General Information

As of December 31, 2021, we had 1,119 total employees, of which 742 are in research and development and 377 are in sales, general, and administrative. Further, 1,017 are based in the U.S., including facilities at Novato, California, Brisbane, California, Cambridge, Massachusetts, and Woburn, Massachusetts, and 102 are based in our international locations. The majority of new employees hired during the year ended December 31, 2021 were to support and extend our clinical and preclinical pipeline as well as our commercialization activities, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.

We expect to continue to add employees in 2022 with a focus on expanding our in-house manufacturing capacity through construction of our gene therapy manufacturing facility, as well as increasing expertise and bandwidth in clinical and preclinical research and development and commercialization activities and expanding our geographic reach through the global launches of our approved products. The Company continually evaluates the business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

Response to COVID-19

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. The COVID-19 pandemic provided an opportunity for us to demonstrate our commitment to the health and wellbeing of our employees. Effective as of January 3, 2022, we have required full vaccination against COVID-19 as a condition of employment at the company for almost all roles based in the U.S., with limited exceptions. Further, we have implemented and continue to enhance safety measures in all our facilities, including:

•
Adding work from home flexibility for our workforce;
•
Reducing density and increasing physical distancing in workspaces for essential employees working onsite;
•
Establishing clear and regular COVID-19 policies, safety protocols, and updates to all employees;
•
Increasing cleaning and sanitization protocols across all locations, and increased ventilation and implementation of new HEPA filtration devices at sites;
•
Providing additional personal protective equipment and cleaning supplies, including distribution of hand sanitizers to personnel at all sites;
•
Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;

•
Providing COVID-19 testing for employees and their households;
•
Implementing daily health attestations and capacity management via online application;
•
Including healthcare professionals on staff to administer testing and a health declaration process;
•
Temporarily prohibiting all domestic and international non-essential travel for all employees; and
•
Requiring face coverings to be worn inside all office locations.

Employee Retention and Engagement

The biotechnology industry is an extremely competitive labor market and we believe our company’s success depends on our ability to attract, develop and retain key personnel. We invest in the growth and development of our employees through various training and development programs that build and strengthen employees’ leadership and professional skills, including leadership development programs for new leaders which continued virtually during the pandemic. We also have a talent management framework and process in place that regularly conducts activities like performance management, succession and workforce planning in order to support our employees in their growth and development and ensure we provide learning opportunities.

To continually assess and improve our employee retention and engagement, we conduct an engagement survey on an annual basis, the results of which are discussed with our board of directors, at all hands employee meetings and in individual functions. We take actions to address areas of employment concern and follow-up routinely to share with employees what we are doing.

Inclusion and Diversity

We strive toward having a diverse organization and are committed to equality, inclusion and workplace diversity. As of December 31, 2021, of the nine members of our board of directors, three directors were women, two directors self-identified as racially or ethnically diverse, and one director self-identified as LGBTQ+. As of December 31, 2021, women represented approximately 58% of our global workforce and approximately 43% of our leadership positions at the Vice President level or above. As of December 31, 2021, approximately 45% of our U.S. workforce were racially or ethnically diverse. We have included questions in our engagement survey to measure employee perception of inclusive culture, with the results from such survey on inclusion and diversity included in our corporate goals for fiscal year 2021 and as part of our corporate goals for 2022. Our business units review diversity data related to hiring, promotions, and retention on an ongoing basis. We have also established an Inclusion and Diversity Action Team (I&D Action Team) comprised of employee representatives throughout our company. Amongst other initiatives, our I&D Action Team engages in continual discussions across the various business functions to identify potential actions to address areas of improvement and is focused on building accountability across the organization to ensure we meet our diversity objectives. In 2021, we hosted our first Inclusion & Diversity summit for our employees to expand their understanding of inclusion and diversity on issues such as disability and transgender rights. We have also organized multiple internal employee resource groups to foster dialogue and engagement related to inclusion and diversity, such as UltraProud and X2 Women in Biotech.

Benefits and Compensation

We are dedicated to fostering a workplace environment that keeps our employees inspired, including providing a comprehensive benefits program that supports the health care, family, and financial needs of our employees. All of our full-time employees are eligible for cash bonuses and equity awards in addition to other benefits including comprehensive health insurance, life and disability insurance, 401(k) matching, paid time off for volunteering, wellness programs, and tuition reimbursement.

General Information

Our Internet website address is www.ultragenyx.com. No portion of our website, or any other website that may be referenced, is incorporated by reference into this Annual Report.

You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or the SEC. In particular, please read our definitive proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. The SEC maintains information for electronic filers (including Ultragenyx) at its website at www.sec.gov. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports, available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with all the other information in this Annual Report, including our financial statements and notes thereto, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually materialize, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Our company’s business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, reputation, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, operating results and stock price.

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
•
We expect to need to raise additional capital to fund our activities.
•
Clinical drug development is a lengthy, complex, and expensive process with uncertain outcomes.
•
If we do not achieve our projected development goals in the time frames we announce and expect, we may experience delays in commercialization of our products and other adverse effects.
•
We may experience difficulty in enrolling patients, which could delay or prevent clinical studies of our product candidates.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy and inherently unpredictable.
•
Our product candidates may cause undesirable or serious side effects that could delay or prevent their regulatory approval or result in other negative consequences.
•
We face a multitude of manufacturing risks, particularly with respect to our gene therapy and mRNA product candidates.
•
Our products will remain subject to regulatory scrutiny even if we obtain regulatory approval.
•
Product liability lawsuits against us could cause us to incur substantial liabilities.
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
•
We rely on third parties to manufacture our products and product candidates.
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
•
Our exclusive right to promote Crysvita in the U.S. and Canada expires in 2023.
•
Commercial success of our products depends on the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
•
We face uncertainty related to insurance coverage and reimbursement status of our newly approved products.
•
If we, or our third party partners, are unable to maintain effective proprietary rights for our products or product candidates we may not be able to compete effectively.
•
Claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
•
We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
•
We may face competition from biosimilars of our biologics product and product candidates or from generic versions of our small-molecule product and product candidates, which may result in a material decline in sales of affected products.
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
•
We have no experience as a company developing or operating a manufacturing facility.
•
Our success depends in part on our ability to retain our President and Chief Executive Officer and other qualified personnel.
•
Our revenue may be impacted if we fail to obtain or maintain orphan drug exclusivity for our products.
•
Our operating results may be adversely impacted if our intangible assets become impaired.
•
We may not be successful in identifying, licensing, developing, or commercializing additional product candidates, or we may fail to capitalize on opportunities that may be more profitable.
•
We may fail to comply with laws and regulations or changes in laws and regulations could adversely affect our business.
•
We are exposed to risks related to international expansion of our business outside of the U.S.
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

If the number of our addressable rare disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, or any other reasons, we may not generate significant revenue from sales of our products, even if they receive regulatory approval.

We expect to need to raise additional capital to fund our activities. This additional financing may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

As of December 31, 2021, our available cash, cash equivalents, and marketable debt securities were $999.1 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transaction with Royalty Pharma or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo, and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are unable to obtain funding on a timely basis, or at all, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of our products and any approved product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

Risks Related to the Discovery and Development of Our Product Candidates

Clinical drug development involves a lengthy, complex, and expensive process with uncertain outcomes and the potential for substantial delays, and the results of earlier studies may not be predictive of future study results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, complex, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks or fail in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. We have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

Scenarios that can prevent successful or timely completion of clinical development include but are not limited to:

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the timing of patient dosing, the timing, type or clarity of data from clinical trials, the submission or acceptance of regulatory filings, and the potential approval of such regulatory filings. We periodically make public announcements about the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions, but the actual timing of these milestones can vary dramatically from our estimates. If we do not meet these publicly announced milestones, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For example, we estimate that approximately 6,000 patients worldwide suffer from GSDIa, for which DTX401 is being studied, and these all may not be treatable if they are immune to the AAV viral vector.

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. The process of finding and diagnosing patients is costly and time-consuming, especially since the rare diseases we are studying are commonly underdiagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical studies because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. If patients are unwilling to participate in our studies for any reason (such as drug-related side effects), the timeline for and our success in recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed or impaired, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. Even if we achieve positive results in our pre-clinical and clinical studies, if we are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

Our future success is dependent on our ability to successfully commercialize our products and develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for three products, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Further, as the clinical trial requirements of regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidates, the regulatory approval process for novel product candidates, such as our gene therapy product candidates, can be more expensive and take longer than for other product candidates, leading to fewer product approvals. To date, very few gene therapy products have received regulatory approval in the U.S. or Europe. The regulatory framework and oversight over development of gene therapy products has evolved and may continue to evolve in the future. Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (NIH). The FDA and the NIH have published guidance with respect to the development and submission of gene therapy protocols. For example, in January 2020, the FDA issued final guidance to set forth the framework for the development, review and approval of gene therapies. The final guidance pertains to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. At the same time the FDA issued new draft guidance describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity; the draft guidance was finalized by the FDA in September 2021.

To obtain regulatory approval in the U.S. and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies (including good clinical practices), commercial sales, pricing, and distribution of our product candidates, as described above in “Item 1. Business – Government Regulation”. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, positions of the regulatory agencies on study design and/or endpoints, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will be denied. Applications for our product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval, for many reasons, including but not limited to the following:

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

Furthermore, the disease states we are evaluating often do not have clear regulatory paths for approval and/or do not have validated outcome measures. In these circumstances, we work closely with the regulatory authorities to define the approval path and may have to qualify outcome measures as part of our development programs. Additionally, many of the disease states we are targeting are highly heterogeneous in nature, which may impact our ability to determine the treatment benefit of our potential therapies.

This lengthy and uncertain approval process, as well as the unpredictability of the clinical and nonclinical studies, may result in our failure to obtain regulatory approval to market any of our product candidates, or delayed regulatory approval.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Our product candidates are in development and the safety profile has not been established. Further, as one of the goals of Phase 1 and/or 2 clinical trials is to identify the highest dose of treatment that can be safely provided to study participants, adverse side effects, including serious adverse effects, have occurred in certain studies as a result of changes to the dosing regimen during such studies and may occur in future studies. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

Additionally, notwithstanding our prior or future regulatory approvals for our product candidates, if we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•
regulatory authorities may withdraw approvals of such product;
•
regulatory authorities may require additional warnings on the product’s label or restrict the product’s approved use;
•
we may be required to create a REMS plan;
•
patients and physicians may elect not to use our products, or reimbursement authorities may elect not to reimburse for them; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.

Serious adverse events in clinical trials involving gene therapy product candidates may damage public perception of the safety of our product candidates, increase government regulation, and adversely affect our ability to obtain regulatory approvals for our product candidates or conduct our business.

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, certain gene therapy trials using AAV8 vectors (although at significantly higher doses than those used in our gene therapy product candidates) and other vectors led to several well-publicized adverse events, including cases of leukemia and death. The risk of cancer or death remains a concern for gene therapy and we cannot assure you that it will not occur in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products, particularly AAV gene therapy products such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our gene therapy product candidates, stricter labeling requirements for those gene therapy product candidates that are approved and a decrease in demand for any such gene therapy product candidates.

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

Our products and any product candidates that are approved in the future remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities, as described above in “Item 1. Business – Government Regulation”.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of our approved products or product candidates.

We face an inherent risk of product liability exposure related to the testing of our approved products and product candidates in human clinical trials, as well as in connection with commercialization of our current and future products. If we cannot successfully defend ourselves against claims that any of our approved products or product candidates caused injuries, we could incur substantial liabilities. There can be no assurance that our product liability insurance, which provides coverage in the amount of $15.0 million per incident and $15.0 million in the aggregate, will be sufficient in light of our current or planned clinical programs. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

If we are unable to identify, source, and develop effective biomarkers, or our collaborators are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

We are developing companion diagnostic tests to identify the right patients for certain of our product candidates and to monitor response to treatment. In certain cases, diagnostic tests may need to be developed as companion diagnostics and regulatory approval obtained in order to commercialize some product candidates. We currently use and expect to continue to use biomarkers to identify the right patients for certain of our product candidates. We may also need to develop predictive biomarkers in the future. We can offer no assurances that any current or future potential biomarker will in fact prove predictive, be reliably measured, or be accepted as a measure of efficacy by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of our gene therapy product candidates. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to successfully develop companion diagnostics, we may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We are currently working with a third party to develop companion diagnostics, however, we have little experience in the development and commercialization of diagnostics and may not ultimately be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. We rely on third parties for the automation, characterization and validation, of our bioanalytical assays, companion diagnostics and the manufacture of its critical reagents.

Companion diagnostics are subject to regulation by FDA and similar regulatory authorities outside the U.S. as medical devices and require regulatory clearance or approval prior to commercialization. In the U.S., companion diagnostics are cleared or approved through FDA’s 510(k) premarket notification or premarket approval, or PMA, process. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted 510(k) premarket notification, PMA or equivalent application types in jurisdictions outside the U.S., may cause delays in the approval, clearance or rejection of an application. Given our limited experience in developing and commercializing diagnostics, we expect to rely in part or in whole on third parties for companion diagnostic design and commercialization. We and our collaborators may encounter difficulties in developing and obtaining approval or clearance for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates.

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

Our CROs and other vendors and partners are not our employees and we cannot control whether or not they devote sufficient time and resources to our on-going nonclinical and clinical programs, except for the limited remedies available to us under our agreements with such third parties. If our vendors and partners do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs and other vendors and partners may also generate higher costs than anticipated as a result of changes in scope of work or otherwise. As a result, the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

Under our agreement with KKC, KKC has the sole right to commercialize Crysvita in Europe and, at a specified time, in the U.S., Canada, and Turkey, subject to a limited promotion right we retained. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•
KKC has no obligation under our agreement to use diligent efforts to commercialize Crysvita in Europe. The timing and amount of any royalty payments that are made by KKC based on sales of Crysvita in Europe will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KKC in Europe;
•
the timing and amount of any payments we may receive under our agreement with KKC will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KKC in the U.S. and Canada under our agreement;
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

As we currently lack the resources and the capability to manufacture our products and most of our product candidates on a clinical or commercial scale, we rely on third parties to manufacture our products and product candidates. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See “- Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory scrutiny” risk factor above. Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent or mitigate a possible disruption of the manufacture of the materials necessary to produce our products and product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers.

Further, manufacturers that produce our products and product candidates may not have experience producing our products and product candidates at commercial levels and may not produce our products and product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization. We have not yet secured manufacturing capabilities for commercial quantities of all of our product candidates and may be unable to negotiate binding agreements with manufacturers to support our commercialization activities on commercially reasonable terms. Even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability. For instance, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in Latin America and the transfer price for commercial sales of the product in the U.S. and Canada is 35% of net sales through December 31, 2022 and 30% thereafter, which is higher than the typical cost of goods sold by companies focused on rare diseases.

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
•
The manufacturing facilities in which our products and product candidates are made could be adversely affected by equipment failures, labor shortages, raw material shortages, natural disasters, power failures, actual or threatened public health emergencies, and numerous other factors.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita are made by KKC pursuant to our license and collaboration agreement with KKC. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. We experienced disruptions related to the fill and finish activities for the drug product for Mepsevii during the fourth quarter of 2019 and as a result, we identified an alternative supplier to conduct such activities. We are currently in the process of qualifying and transferring the activities to such alternative supplier, which may take a significant amount of time and expense. If we fail to qualify our alternative supplier, we could experience delays or disruptions in the supply of Mepsevii, which would negatively impact sales of the product. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to a supply agreement, and the drug product for Dojolvi is prepared by Haupt Pharma AG, pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. We cannot provide assurances that identifying alternate sources, if available at all, and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. Some of our current products or clinical programs may be most appropriate for patients with more severe forms of their disease. For instance, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of Crysvita in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our products and product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are very small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, startups, academic research institutions, government agencies, and public and private research institutions. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential products and product candidates uneconomical or obsolete, and we may not be successful in marketing our products and product candidates against competitors.

We may not be able to effectively manage the expansion of our organization, including building an integrated commercial organization. If we are unable to expand our existing commercial infrastructure or enter into agreements with third parties to market and sell our products and product candidates, as needed, we may be unable to increase our revenue.

We expect to need additional managerial, operational, marketing, financial, legal, and other resources to support our development and commercialization plans and strategies. In order to successfully commercialize our products as well as any additional products that may result from our development programs, we are building and expanding our commercial infrastructure in North America, Europe, Latin America and the Asia-Pacific region. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our exclusive right to promote Crysvita in the U.S. and Canada expires in 2023.

Pursuant to the terms of our collaboration and license agreement with KKC, we have the sole right to promote Crysvita in the U.S. and Canada, or the profit-share territory, for a specified period of time, with KKC increasingly participating in the promotion of the product until the transition date of April 2023, which is the fifth anniversary of the commercial launch of the product in the U.S. After the transition date, KKC will have the right to promote the product, subject to a limited promotion right retained by us. The transition of responsibilities to KKC will require significant effort and may result in the diversion of management’s attention to transition activities. We may also encounter unexpected difficulties or incur unexpected costs in connection with such transition activities. Further, we cannot assure that we will have adequate commercial activity to support our North America field force and other aspects of our commercial infrastructure in the territory after the transition date and we may fail to retain members of our field teams due to such uncertainties. After the transition date, we will also solely bear the expenses related to the promotion of Crysvita in the profit-share territory pursuant to our limited promotion right, rather than share such expenses with KKC. Collaboration with KKC may not result in a seamless transition of responsibilities for KKC to promote the product in the profit-share territory after the transition date and the commercial success of Crysvita in the profit-share territory after the transition date will depend on, among other things, the efforts and allocation of resources of KKC.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or private payors will decide with respect to reimbursement for products such as ours, especially our gene therapy product candidates as there is a limited body of established practices and precedents for gene therapy products.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries will put pressure on the pricing and usage of our products and product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. For example, proposals have been discussed to tie U.S. drug prices to the cost in other countries, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products, and an “Affordable Drug Pricing Task-Force” has been formed in the U.S. House of Representatives with the goal of combating the increased costs of prescription drugs. Drug pricing is also expected to remain a focus for the current Presidential Administration and Congress. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for our products, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies, our products, and our product candidates. Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technologies, our products, and our product candidates.

We have sought to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies, products and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our products or product candidates in the U.S. or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Third parties may challenge the validity, enforceability, or scope of any issued patents which may result in such patents being narrowed, found unenforceable, or invalidated. Furthermore, even if the patents and patent applications we own or in-license are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our products or product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.

We, independently or together with our licensors, have filed several patent applications covering various aspects of our products or product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents could impair the exclusivity position of our products or deprive us of rights necessary for the successful commercialization of any product candidates that are approved. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

Our current patents or applications covering methods of use and certain compositions of matter do not provide complete patent protection for our products and product candidates in all territories. For example, there are no issued patents covering the Crysvita composition of matter in Latin America, where we have rights to commercialize the compound. Therefore, a competitor could develop the same antibody or a similar antibody as well as other approaches that target FGF23 for potential commercialization in Latin America, subject to any intellectual property rights or regulatory exclusivities awarded to us. If we cannot obtain and maintain effective patent rights for our products or product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

We may not have sufficient patent terms to effectively protect our products and business.

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic or biosimilar medications.

Patent term extensions under the Hatch-Waxman Act in the U.S. and under supplementary protection certificates in Europe may not be available to extend the patent exclusivity term for our products and product candidates, and we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long. Furthermore, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations may be adversely affected.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and in-licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our products or product candidate discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect. The confidentiality agreements entered into with our employees, consultants, scientific advisors, contractors and other third parties that we rely on in connection with the development, manufacture and commercialization of our products may not be sufficient to protect our proprietary technology and processes, which increase the risk that such trade secrets may become known by our competitors or may be inadvertently incorporated into the technology of others.

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

Other parties may assert that we are employing their proprietary technology without authorization. There may be patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment relevant to the use or manufacture of our products or product candidates. We have conducted freedom to operate analyses with respect only to our products and certain of our product candidates, and therefore we do not know whether there are any patents of other parties that would impair our ability to commercialize all of our product candidates. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that is relevant or necessary to the commercialization of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that are relevant to our products or product candidates.

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be valid and relevant to one or more of our gene therapy product candidates, certain methods that may be used in their manufacture, or certain formulations comprising one or more of our gene therapy candidates. We are also aware of certain U.S. and foreign patents owned by third parties that relate to anti-sclerostin antibodies and their use, and which a court might construe to be valid and relevant to setrusumab. We are additionally aware of certain U.S. and foreign patents owned by third parties that relate to nucleic acid-containing lipid particles or to certain mRNA modifications, and which a court might construe to be valid and relevant to UX053. There is a risk that one or more of these third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtained a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the corresponding program.

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of our biological products and product candidates.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to our biological products (Crysvita and Mepsevii) and our biological product candidates. In the U.S., the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. Modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for our biological products and product candidates.

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

In addition, we have in-licensed patents and patent applications owned by the University of Pennsylvania, relating to the AAV8 vector used in DTX301 and DTX401, and the AAV9 vector used in UX701. These patents and patent applications are licensed or sublicensed by REGENX and sublicensed to us. We do not have the right to control the prosecution of these patent applications, or the maintenance of any of these patents. In addition, under our agreement with REGENX, we do not have the first right to enforce the licensed patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use the licensed patents to exclude others from commercializing competitive products. Moreover, REGENX and the University of Pennsylvania may have interests which differ from ours in determining whether to enforce and the manner in which to enforce such patents.

We also have in-licensed patents and patent applications owned by Arcturus relating to the cationic lipid used in UX053. We do not have the right to control the prosecution of these patent applications, or the maintenance of any of these patents. In addition, under our agreement with Arcturus, we do not have the first right to enforce these patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use these licensed patents to exclude others from commercializing competitive products. Moreover, Arcturus may have interests which differ from ours in determining whether to enforce and the manner in which to enforce such patents.

If KKC, the University of Pennsylvania, REGENX, Arcturus or any of our future licensing partners fail to appropriately prosecute, maintain, and enforce patent protection for the patents covering any of our products or product candidates, our ability to develop and commercialize those products or product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.

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

Competitors may infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity. Therefore, obtaining and enforcing such patents is costly, time consuming, and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” invalidating Myriad Genetics’ patents on the BRCA1 and BRCA2 genes. Certain claims of our licensed U.S. patents covering DTX301 and DTX401 relate to isolated AAV8 vectors, capsid proteins, or nucleic acids. To the extent that such claims are deemed to be directed to natural products, or to lack an inventive concept above and beyond an isolated natural product, a court may decide the claims are invalid under Myriad. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on our products or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Further, licensing partners such as KKC may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

A public health epidemic or outbreak, and the public and governmental efforts to mitigate the spread of such disease, could materially and adversely impact the commercialization of our products, development and regulatory approval of our product candidates and our clinical trial operations and significantly disrupt our business operations as well as those of our third party suppliers, CRO and collaboration partners that we rely on. In March 2020, the World Health Organization declared the novel coronavirus strain COVID-19 a pandemic.

Our clinical trial activities, including the initiation and completion of such activities and the timing thereof, have been and are expected to continue to be significantly delayed or disrupted by COVID-19. For instance, the pandemic has impacted enrollment of patients in certain of our clinical trials for our product candidates as patients have been more reluctant to conduct in-person visits at the sites due to concerns over COVID-19. Changes in local regulations in response to COVID-19 have also required us to change the way our clinical trials are conducted and certain data from our clinical trials were delayed as a result. Further, healthcare resources have been and may continue to be diverted away from the conduct of clinical trials, such as the diversion of hospitals serving as our clinical trial sites, in response to the COVID-19 pandemic. We have also had difficulties in recruiting clinical site investigators and clinical staff for our studies, and may continue to experience such difficulties. Any of these events, including if we are required to initiate new or additional sites in response to such events, could require us to incur substantial increased expenses, delay the development and commercialization of our product candidates, delay the timing of anticipated data releases, and impact our operating results.

The COVID-19 pandemic has also impacted the timing of review of our submissions and may continue to do so in the future. The pandemic has also significantly impacted our commercialization efforts for our products. Social distancing measures and travel limitations have prevented our field sales and medical teams from meeting with health care professionals, customers and patients in person and it has become increasingly difficult to maintain consistent contact with our current patients or identify new patients for our commercialized products and product candidates. Further, certain of our patients may experience interruptions in insurance coverage due to job loss or change in employment status due to the economic impact from the pandemic, which would limit patient access to our products. Effects from government budgetary constraints, either in the U.S. or internationally, due to the economic impact of the pandemic, such as changes to state coverage rules under Medicaid programs in the U.S., could also impact continued insurance coverage and reimbursement for our products. Any of these events could impact our ability to commercialize our products and adversely affect our operating results and revenue.

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

In an effort to protect the health of our employees, their families and our communities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely, including significant limitations on access to our laboratory space. As vaccines against COVID-19 become more widely available, we have eased restrictions to our facilities and allowed our employees the option to return to work on-site. The safety protocols we implement as our employees return to work may not prevent employees from contracting COVID-19. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Further, as our offices reopen, we plan to offer a significant percentage of our employees flexibility in the amount of time they work in the office. Our new office model and any adjustments to our remote working arrangements, including our vaccination policies or other workforce actions taken in response to the COVID-19 pandemic, may not meet the expectations of our workforce, which could adversely impact our ability to attract and retain certain employees.

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

The COVID-19 pandemic has already impacted our operations and those of our third-party partners. The magnitude and extent to which the outbreak may impact or continue to impact our business operations, clinical trial activities, product candidate approvals, supply chain and commercialization of our products and product candidates will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the scope and magnitude of any resurgence in the outbreak due to virus mutations, such as the delta or omicron variants or other factors, the timing and efficacy of treatments and vaccines against virus mutations, the public acceptance of vaccines, the duration of, or implementation of additional, restrictions to contain the outbreak and the effectiveness of other actions taken in the U.S. and other countries to contain and address the pandemic. This pandemic also amplifies many of the other risks described throughout the “Risk Factors” section of this Annual Report on Form 10-K.

We have no experience as a company developing or operating a manufacturing facility and may experience unexpected costs or delays or ultimately be unsuccessful in developing a facility.

During the fourth quarter 2020, we completed our purchase of land located in the Town of Bedford, Massachusetts for construction of our gene therapy manufacturing facility and began construction of the base building for the facility, which is currently expected to be completed in 2023. We do not have experience as a company, however, in developing a manufacturing facility and we may experience unexpected costs or delays or ultimately be unsuccessful in developing the facility or capability. We are dependent on key partners for delivery of power, electricity and other utilities to our manufacturing facility and we cannot assure that such services will be provided at the facility without interruptions, delays or unexpected costs. Further, as described in the risk factor above entitled, “Actual or threatened public health epidemics or outbreaks, including the ongoing COVID-19 pandemic, have and could again materially and adversely impact our business and operating results,” the COVID-19 pandemic has adversely impacted delivery of raw materials, and increased costs for certain materials, for construction of our facility. As we expand our commercial footprint to multiple geographies, we may establish multiple manufacturing facilities, which may lead to regulatory delays or prove costly. Even if we are successful, we cannot assure that such additional capacity will be required or that our investment will be recouped. Further, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, actual or threatened public health emergencies, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy.

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

Our business strategy focuses on the development of drugs that are eligible for FDA and EU orphan drug designation. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Even though we have orphan drug designation for Dojolvi for the treatment of fatty acid oxidation disorders in the U.S. and for various subtypes of LC-FAOD in Europe, as well as for Crysvita, Mepsevii, DTX301, DTX401 and UX701 in the U.S. and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Our operating results would be adversely impacted if our intangible assets become impaired.

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our Consolidated Balance Sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. Following the FDA approval of Dojolvi in June 2020, we have also recorded contract-based intangible assets related to our license from third parties for certain assets related to the product. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through the end of December 31, 2021.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the U.S., and in other circumstances these requirements may be more stringent in the U.S.

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

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the U.S.

Our business strategy includes international expansion. We currently conduct clinical studies and regulatory activities and we also commercialize products outside of the U.S. Doing business internationally involves a number of risks, including but not limited to:

•
multiple, conflicting, and changing laws and regulations such as privacy and data regulations, transparency regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
•
introduction of new health authority requirements and/or changes in health authority expectations;
•
supply chain disruptions, changes to regulatory processes and other adverse effects resulting from the United Kingdom’s withdrawal from the EU, commonly referred to as Brexit;
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

Risks generally associated with the expansion of our enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We are in the process of expanding our company-wide ERP system to upgrade certain existing business, operational, and financial processes related to our gene therapy manufacturing facility, which we currently expect to be completed in 2023. The ERP expansion is a complex and time-consuming project. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP expansion process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the expanded ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the COVID-19 pandemic. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal identifiable information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal identifiable information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2,400,000 shares of common stock of Arcturus and in May 2020, we exercised our option to purchase an additional 600,000 shares of Arcturus’ common stock pursuant to the terms of our equity purchase agreement with Arcturus; we have subsequently sold an aggregate of 2,500,000 shares. We also purchased 7,825,797 shares of common stock of Solid in October 2020. We have elected to apply the fair value option to account for our equity investments in Arcturus and Solid. As a result, increases or decreases in the stock price of Arcturus and Solid common stock will result in accompanying changes in the fair value of our investments, and cause substantial volatility in, our operating results for the reporting period. As the fair value of our investments in Arcturus and Solid is dependent on the stock price of Arcturus and Solid, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

•
significant investigations, regulatory proceedings or lawsuits, including patent or stockholder litigation;
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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2021, 4,040,610 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2021, 3,925,798 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted the Employment Inducement Plan (the Inducement Plan) with a maximum of 500,000 shares available for grant under the plan. At December 31, 2021, 457,463 shares were available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have a multinational tax structure and are subject to income tax in the U.S. and various foreign jurisdictions. Our effective tax rate is influenced by many factors including changes in our operating structure, changes in the mix of our earnings among countries, our allocation of profits and losses among our subsidiaries, our intercompany transfer pricing agreements and rules relating to transfer pricing, the availability of U.S. research and development tax credits, and future changes in tax laws and regulations in the U.S. and foreign countries. Significant judgment is required in determining our tax liabilities including management’s judgment for uncertain tax positions. The Internal Revenue Service, other domestic taxing authorities, or foreign taxing authorities may disagree with our interpretation of tax laws as applied to our operations. Our reported effective tax rate and after-tax cash flows may be materially and adversely affected by tax assessments in excess of amounts accrued for our financial statements. This could materially increase our future effective tax rate thereby reducing net income and adversely impacting our results of operations for future periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary operations are conducted at the leased facilities summarized in the below table. In 2020, we completed our purchase of land located in Bedford, Massachusetts and we are currently in the process of constructing our gene therapy manufacturing facility. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market since January 31, 2014 under the symbol “RARE”. As of February 10, 2022, we had 4 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from December 31, 2016 through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price of $70.31 on December 31, 2016 and in the Nasdaq Composite Index (IXIC) and the Nasdaq Biotechnology Index (NBI) on December 31, 2016 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 Investment in Stock or Index	Ticker	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$65.97	$61.84	$60.75	$196.89	$119.60
NASDAQ Composite Index	^IXIC	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63
NASDAQ Biotechnology Index	^NBI	$100.00	$121.06	$109.77	$136.56	$171.64	$170.55

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2021, including year-over-year comparisons versus the year ended December 31, 2020. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Impact of COVID-19 Pandemic

Our business operations have been and continue to be affected by the COVID-19 pandemic. In addition to some impact on our preclinical manufacturing activities and certain regulatory interactions, we have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment and dosing as a result of the diversion of clinic and hospital staff and resources to COVID-19 patients. The continuing outbreak has caused delays in delivery of ancillary clinical trial materials as certain of our third-party manufacturers or suppliers prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study or manufacture of treatments or vaccinations for COVID-19. Social distancing measures and travel limitations in response to the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue.

As the COVID-19 global pandemic continues, we may experience lower revenue and increased expenses as a result of disruptions to our clinical trial, commercialization and regulatory activities, in addition to delays or shortages of drug product and raw materials. The magnitude and extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence. As a result, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our financial statements in 2022 and beyond. See Item 1A: "Risk Factors" for additional details.

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, gene therapy, and nucleic acid product candidates. We have four commercially approved products, consisting of Crysvita® (burosumab) for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, Mepsevii® (vestronidase alfa) for the treatment of mucopolysaccharidosis VII, or MPSVII or Sly Syndrome, Dojolvi® (triheptanoin) for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, and Evkeeza® (evinacumab) for the treatment of homozygous familial hypercholesterolemia (HoFH) and we anticipate having six product candidates in the clinical pipeline in 2022. Please see “Part I. Item 1. Business” above for a description of our approved products and our clinical stage pipeline products.

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

We have incurred net losses in each year since inception. Our net losses were $454.0 million and $186.6 for the years ended December 31, 2021 and 2020, respectively. Net loss for the years ended December 31, 2021 and 2020 included a $42.1 million loss and a $170.4 million gain, respectively, resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc. (Arcturus) and Solid Biosciences Inc. (Solid) equity securities. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the year ended December 31, 2021, our total revenues increased to $351.4 million, compared to $271.0 million for the same period in 2020. The increase was driven by higher Crysvita collaboration revenue in the profit-share territory, increase in revenue for our approved products, and an increase in collaboration royalty revenue.

As of December 31, 2021, we had $999.1 million in available cash, cash equivalents and marketable debt securities.

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

Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. Impairment testing is performed at least annually in the fourth quarter or when a triggering event occurs that could indicate a potential impairment. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values with the related impairment charge recognized in our Consolidated Statements of Operations in the period in which the impairment occurs. When development of the project is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.

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

We sold the right to receive certain royalty payments from net sales of Crysvita to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, as further described in “Liability Related to the Sale of Future Royalties” below. We record the royalty revenue from the net sales of Crysvita in the applicable European territories on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangement.

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

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are reviewed periodically and adjusted as necessary. Our estimates of government mandated rebates, chargebacks, estimated product returns, and other deductions depends on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payors. If actual results vary, we may need to adjust these estimates, which could have a material effect on earnings in the period of the adjustment.

Inventory

We expense costs associated with the manufacture of our products prior to regulatory approval. Typically, capitalization of such costs begin when we have received the regulatory approval of the product. Prior to the FDA approval of Mepsevii in November 2017, Crysvita in April 2018, and Dojolvi in June 2020, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not reflected in the costs of sales after the regulatory approval date. As of December 31, 2021, we do not hold a material amount of previously expensed inventory for our approved products.

Inventory that is manufactured after regulatory approval is valued at the lower of cost and net realizable value and cost is determined using the average-cost method.

We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to the estimated net realizable value.

Liability Related to the Sale of Future Royalties

In December 2019, we entered into a Royalty Purchase Agreement with RPI. Pursuant to the agreement, RPI paid us $320.0 million in consideration for the Company’s right to receive royalty payments on the net sales of Crysvita in the European Union, the United Kingdom, and Switzerland, effective January 1, 2020, under the terms of our Collaboration and License Agreement with KKC. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than the capped amount of $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

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

We periodically assess the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent future expected royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the liability and the effective interest rate. Our effective annual interest rate was approximately 9.6% as of December 31, 2021.

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

Stock-Based Compensation

Stock-based compensation costs related to equity awards granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value of options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We expect to continue to grant equity awards in the future, and to the extent that we do, our actual stock-based compensation expense will likely increase. The Black-Scholes option-pricing model requires the use of certain subjective assumptions which determine the estimated fair value of stock-based awards.

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

For restricted stock units (RSUs) and performance stock units (PSUs), the fair value is based on the market value of our common stock on the date of grant, except for certain PSUs with a market vesting condition, for which fair value is estimated using a Monte Carlo simulation model. Stock-based compensation expense for RSUs is recognized on a straight-line basis over the requisite service period. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company after achievement of the specified criteria. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria, including both performance conditions and market conditions. Compensation expense for PSUs is recognized only after the achievement of the specified criteria is considered probable and recognized on a straight-line basis between the grant date and the expected vest date, with a catch-up for previously unrecognized expense, if any, recognized in the period the achievement criteria is deemed probable.

For the years ended December 31, 2021, 2020, and 2019 stock-based compensation expense was $105.0 million, $85.7 million, and $82.0 million, respectively. As of December 31, 2021, we had $200.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.33 years.

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

As of December 31, 2021, our total gross deferred tax assets were $709.6 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

Revenues (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$171,198	$128,597	$42,601	33%
Crysvita royalty revenue in European territory	244	1,498	(1,254)	(84%)
Daiichi Sankyo	84,996	89,220	(4,224)	(5%)
Total collaboration and license revenue	256,438	219,315	37,123	17%
Product sales:
Crysvita	21,422	10,350	11,072	107%
Mepsevii	16,035	15,342	693	5%
Dojolvi	39,560	13,028	26,532	204%
Total product sales	77,017	38,720	38,297	99%
Crysvita non-cash collaboration royalty revenue	17,951	12,995	4,956	38%
Total revenues	$351,406	$271,030	$80,376	30%

For the year ended December 31, 2021, our share of Crysvita collaboration revenue in the profit-share territory increased by $42.6 million, as compared to the same period in 2020. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

Beginning in 2020, we recorded the Crysvita royalty revenue from sales in the European territory as non-cash royalty revenues. During the years ended December 31, 2021 and 2020, there were changes in the estimate of revenue reserves related to sales made prior to January 1, 2020, and as a result, we recorded $0.2 million and $1.5 million, respectively, as royalty revenue in the European territory.

In March 2020, we executed a license agreement with Daiichi Sankyo, pursuant to which we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our PCL and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. Pursuant to the agreement, we are also continuing to provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. For the year ended December 31, 2021, the collaboration and license revenue from this arrangement decreased by $4.2 million as compared to the same period in 2020, due to the relative progress toward complete satisfaction of the individual performance obligation using an input measure as we near the completion of the technology transfer. The remaining revenue allocated to the intellectual property and the technology transfer services is expected to be recognized in the first quarter of 2022.

The increase in product sales of $38.3 million for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to the commercial launch of Dojolvi in the U.S. in the third quarter of 2020, the continued increase in demand for our approved products, and an increase in sales of our products under our named patient program in certain countries.

The increase in Crysvita non-cash collaboration royalty revenue of $5.0 million for the year ended December 31, 2021 compared to the same period in 2020 primarily reflects the launch progress by our collaboration partner in European countries and an increase in the number of patients on therapy.

Cost of Sales (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Cost of sales	$16,008	$6,129	$9,879	161%

Cost of sales related to our approved products increased by $9.9 million for the year ended December 31, 2021, compared to the same period in 2020. The increase in cost of sales for the year ended December 31, 2021 compared to the same period in 2020 was due to an increase in demand for our approved products, including Dojolvi, which launched in the third quarter of 2020 and a credit for the manufacturing of future inventory batches of $4.6 million due to certain inventory batches that did not meet specified quality standards which was recorded during the year ended December 31, 2020. The increase in cost of sales was partially offset by lower reserves of $1.8 million for excess inventory write-downs recorded during the year ended December 31, 2021, compared to $3.0 million recorded during the year ended December 31, 2020.

Research and Development Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Commercial programs	$52,015	$44,834	$7,181	16%
Clinical programs:
Gene therapy programs	108,217	78,330	29,887	38%
Nucleic acid and other biologic programs	50,681	10,192	40,489	397%
Small molecule programs	—	7,440	(7,440)	-100%
Translational research	62,207	78,212	(16,005)	-20%
Upfront license and milestone fees	50,000	33,200	16,800	51%
Infrastructure	59,294	50,507	8,787	17%
Stock-based compensation	59,097	47,949	11,148	23%
Other research and development	55,642	61,420	(5,778)	-9%
Total research and development expenses	$497,153	$412,084	$85,069	21%
Research and development expenses increased $85.1 million for the year ended December 31, 2021 compared to the same period in 2020. The increase in research and development expenses was primarily due to:

•
for commercial programs, an increase of $7.2 million, primarily related to the continued launch of Dojolvi and the TIO indication for Crysvita following their respective FDA approvals in June 2020;
•
for clinical gene therapy programs, an increase of $29.9 million, primarily related to the addition of clinical study start-up expenses for UX701 following its IND approval in January 2021 and increases in expenses related to DTX401 and DTX301 Phase 3 trial preparation;
•
for clinical nucleic acid and other biologic programs, an increase of $40.5 million, primarily related to the addition of expenses related to UX053 following its IND approval in March 2021 and UX143 due to entry into a License and Collaboration Agreement with Mereo BioPharma 3 Limited, or Mereo, to collaborate on the development of UX143 effective January 2021; partially offset by the classification of expenses for the TIO indication for Crysvita to commercial programs subsequent to its approval in June 2020;
•
for clinical small molecule programs, a decrease of $7.4 million, primarily related to the classification of expenses for Dojolvi to commercial programs subsequent to its approval in June 2020;
•
for translational research, a decrease of $16.0 million, primarily related to the classification of expenses for UX053 to nucleic acid and other biologic programs and UX701 to gene therapy programs as a result of their IND approvals in March 2021 and January 2021, respectively, net of increased spending on new translational research projects;
•
for upfront license and milestone fees, an increase of $16.8 million, primarily due to the $50.0 million upfront payment to Mereo for the year ended December 31, 2021, as compared to payments for the year ended December 31, 2020 related to the $25.0 million option extension to GeneTx and the $8.2 million in license payments to REGENXBIO, Inc. pursuant to a license agreement;
•
for infrastructure, an increase of $8.8 million, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, implementation of COVID-related policies and safety protocols, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, an increase of $11.1 million, primarily related to an increase in employee headcount as well as the higher valuation of stock-based awards granted to employees; and
•
for other research and development expenses, a decrease of $5.8 million, primarily related to increased research and development allocations to the programs represented in the commercial, clinical, and translational science programs

We expect our annual research and development expenses to continue to increase in the future as we advance our product candidates through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs, and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Selling, general and administrative	$219,982	$182,933	$37,049	20%

Selling, general and administrative expenses increased $37.0 million for the year ended December 31, 2021 compared to the same period in 2020. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees to support our commercial activities, commercialization costs, and professional services.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Interest income	$1,928	$7,038	$(5,110)	(73%)

Interest income decreased $5.1 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to lower portfolio yields as a result of a decrease in interest rates, partially offset by higher average balances of marketable debt securities.

Change in Fair Value of Equity Investments (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Change in fair value of equity investments	$(42,063)	$170,403	$(212,466)	(125%)

For the year ended December 31, 2021, we recorded a net decrease in the fair value of our equity investments of $42.1 million. The fair value of our investment in Solid common stock decreased by $45.6 million for the period. This was offset by an increase in the fair value of our investment in Arcturus common stock of $2.9 million for the period, which included a realized gain on the sale of a portion of Arcturus common stock for net proceeds of $79.8 million, as well as an increase of $0.6 million related to the conversion of the convertible note in a private pharmaceutical company to its preferred shares, resulting in a net decrease in the fair value of equity investments of $42.1 million.

For the year ended December 31, 2020, we recorded a net increase in the fair value of our equity investments of $170.4 million. The fair value of our investment in Arcturus common stock increased by $137.9 million for the period, which included a realized gain on the sale of a portion of Arcturus common stock for net proceeds of $79.8 million. The fair value of our investment in Solid common stock increased by $32.5 million during the same period.

Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$29,422	$33,291	$(3,869)	(12%)

The decrease in the non-cash interest expense on liability related to the sale of future royalties of $3.9 million for the year ended December 31, 2021, compared to the same period in 2020 was due to the capitalization of interest related to the construction-in-progress for the gene therapy manufacturing plant, slightly offset by the increase in the liability related to the sale of future royalties for net sales of Crysvita in the European territory. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Other income (expense)	$(1,687)	$607	$(2,294)	(378%)

Other expense increased $2.3 million for the year ended December 31, 2021, compared to the same period in 2020. The fluctuations were primarily due to fluctuations in foreign exchange rates.

Provision for income taxes

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Provision for income taxes	$(1,044)	$(1,207)	$163	(14%)

The provision for incomes taxes decreased by a nominal amount for the year ended December 31, 2021, compared to the same period in 2020.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of December 31, 2021, we had $999.1 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. For the year ended December 31, 2021, the Company sold 1,050,372 shares under the arrangement, resulting in net proceeds of approximately $78.9 million. As of December 31, 2021, $269.5 million remained available under our ATM facility.

For the year ended December 31, 2021, we sold 1,700,000 shares of Arcturus common stock and received net proceeds of $79.8 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash used in operating activities	$(338,695)	$(132,220)	$(345,383)
Cash used in investing activities	(195,372)	(179,121)	(13,039)
Cash provided by financing activities	118,552	600,272	679,306
Effect of exchange rate changes on cash	(1,194)	1,119	(165)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(416,709)	$290,050	$320,719

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

Cash used in operating activities for the year ended December 31, 2021 was $338.7 million and primarily reflected a net loss of $454.0 million and $18.0 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $105.0 million for stock-based compensation, $13.2 million for depreciation and amortization, $6.6 million for the amortization of the premium paid on marketable debt securities, $42.1 million primarily for the net change in fair value of equity investments from Arcturus and Solid, and $29.4 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI, net of capitalized interest. Cash used in operating activities also reflected a $5.4 million decrease due to an increase in accounts receivable primarily related to higher revenues, a $3.1 million decrease due to an increase in inventory for Dojolvi, a $29.5 million decrease due to an increase in prepaid expenses and other assets primarily due to an increase in prepaid manufacturing expenses, prepaid clinical expenses, and prepaid fixed assets as well as an increase in receivables from our collaboration partner, and a decrease of $57.5 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo. These decreases were offset by a $32.3 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to an increase in accruals related to manufacturing and clinical expenses.

Cash used in operating activities for the year ended December 31, 2020 was $132.2 million and reflected a net loss of $186.6 million, $170.4 million for a net change in fair value of equity investments from Arcturus and Solid, and $13.0 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $85.7 million for stock-based compensation, $12.3 million for depreciation and amortization, $0.8 million for the amortization of the premium paid on marketable debt securities, and $33.3 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $1.3 million decrease due to an increase in inventory for Mepsevii and Dojolvi. These decreases were offset by a $9.8 million increase due to a decrease in accounts receivable primarily related to change in the timing of billing to a collaboration partner, a $2.7 million increase due to decrease in prepaid expenses and other assets primarily related to a change in the timing of billing to a collaboration partner, a $26.9 million increase in accounts payable, accrued liabilities primarily due to an increase in annual accrued bonus due to higher employee headcount and attainment of company goals, and an increase of $66.6 million in contract liabilities, net, related to the license agreements with Daiichi Sankyo.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $195.4 million and was primarily related to purchases of property, plant, and equipment of $73.1 million and purchases of marketable debt securities of $1,012.2 million, offset by the sale of marketable debt securities of $92.9 million, proceeds from the sale of Arcturus common stock of $79.8 million, and proceeds from maturities of marketable debt securities of $718.1 million.

Cash used in investing activities for the year ended December 31, 2020 was $179.1 million and was primarily related to purchases of property, plant, and equipment of $43.9 million, purchases of marketable debt securities of $813.2 million, purchases of equity investments of $37.1 million, including $26.8 million for the purchase of Solid shares and $9.6 million for the exercise of the option to purchase additional Arcturus shares, and other activities of $5.6 million, including $3.3 million for the purchase of a convertible notes receivable and the milestone payments of $2.3 million recorded as an intangible asset resulting from the FDA approval of Dojolvi, offset by proceeds from maturities of marketable debt securities of $589.8 million, the sale of Arcturus common stock of $79.8 million, and the sale of marketable debt securities of $51.0 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $118.6 million and was comprised of $78.9 million in net proceeds from the issuance of common stock from our ATM offering and $40.1 million in net proceeds from the issuance of common stock upon the exercise of stock options, net of taxes withheld from the vesting of restricted stock units.

Cash provided by financing activities for the year ended December 31, 2020 was $600.3 million and was comprised of $435.6 million in net proceeds from the sale of common stock in our underwritten public offering, $55.3 million in net proceeds from the sale of common stock in connection with the license agreement with Daiichi Sankyo in March 2020, $20.4 million in net proceeds from the sale of common stock from our ATM offering, and $89.3 million in net proceeds from the issuance of common stock upon the exercise of warrants and stock options, net of taxes withheld from the vesting of restricted stock units.

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
•
the magnitude and extent to which the COVID-19 pandemic impacts our business operations and operating results, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – Risks Related to Our Business Operations," and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition (including whether we exercise our option to acquire GeneTx pursuant to the terms of our Unitholder Option Agreement with them) and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

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

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases, manufacturing and service contract obligations and land and building construction obligations. See Note 8 to the Consolidated Financial Statements for amounts outstanding for operating and finance leases on December 31, 2021.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products, the majority of which are due in the next 12 months. See Note 14 to the Consolidated Financial Statements for these contractual obligations.

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in Note 7 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

None

Off-Balance Sheet Arrangements

Since our inception in April 2010, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity investments that we hold in Arcturus and Solid. During the year ended December 31, 2021, we sold 1,700,000 shares of Arcturus common stock for net proceeds of $79.8 million. The carrying value of our equity investments held in Arcturus and Solid were $18.5 million and $13.7 million, respectively, as of December 31, 2021. A hypothetical 10 percent decrease in the market price for our equity investments in Arcturus and Solid as of December 31, 2021 would decrease the fair value by $3.2 million. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value of our investments in Arcturus and Solid is subject to wide fluctuations which may have a significant impact on our net income (loss) in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2021, we had cash, cash equivalents, and marketable debt securities totaling $999.1 million, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of December 31, 2021. To date, we have not experienced a loss of principal on any of our investments and as of December 31, 2021, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the year ended December 31, 2021, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2021. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultragenyx Pharmaceutical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

February 15, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to information in the proxy statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates (the “2022 Proxy Statement”), including under the headings “Proposal No. 1—Election of Class III Directors,” “Information About Our Executive Officers,” “Corporate Governance—Global Code of Conduct,” “Proposal No. 1—Election of Class III Directors—Nomination of Directors,” “Board of Directors and Committees,” and, as applicable, “Delinquent Section 16(a) Reports.” We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, or Code of Ethics. Our Code of Ethics is posted on our corporate governance website located at www.ultragenyx.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2022 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” “Board of Directors and Committees—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Risk Management and Mitigation,” and “Executive Compensation—Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2022 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2022 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2022 Proxy Statement, including under the heading “Proposal No. 2—Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

(b) Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	10-Q	5/5/2021	4.2
4.3	Description of Common Stock	10-K	2/14/2020	4.3
10.1	Open Market Sales Agreement, dated May 7, 2021, by and between Ultragenyx Pharmaceutical Inc. and Jefferies LLC	10-Q	8/3/2021	10.6
10.2†	Collaboration and License Agreement, effective as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1
10.3	Amendment No. 1 to Collaboration and License Agreement, effective as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.4	Amendment No. 2 to Collaboration and License Agreement, effective as of November 28, 2016, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.3
10.5†	Amendment No. 3 to Collaboration and License Agreement, effective September 29, 2017, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.4
10.6†	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.5
10.7†	Amendment No. 5 to Collaboration and License Agreement, effective as of April 30, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	8/3/2018	10.1
10.8*	Amendment No. 6 to Collaboration and License Agreement, effective as of February 1, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.2

10.9*	Amendment No. 7 to Collaboration and License Agreement, effective as of December 5, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.3
10.10*	Amendment No. 8 to Collaboration and License Agreement, effective as of July 4, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd. (formerly, Kyowa Hakko Kirin Co., Ltd.)	10-Q	8/2/2019	10.1
10.11*	Amendment No. 9 to Collaboration and License Agreement, effective December 23, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/14/2020	10.10
10.12*	Amendment No. 10 to Collaboration and License Agreement, effective as of April 1, 2020, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	5/7/2020	10.2
10.13*	Amendment No. 11 to Collaboration and License Agreement, effective as of December 17, 2021 between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.				X
10.14*	License Agreement, dated as of September 20, 2012, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	10-K	2/12/2021	10.12
10.15*	Amendment to the License Agreement, dated as of March 22, 2013, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	10-K	2/12/2021	10.13
10.16†	Exclusive License Agreement, dated as of November 22, 2010, between Ultragenyx Pharmaceutical Inc. and Saint Louis University	S-1/A	12/23/2013	10.8
10.17†	License Agreement, dated October 30, 2013, by and between Dimension Therapeutics, Inc. and REGENXBIO Inc. (f/k/a ReGenX Biosciences, LLC), as amended	10-K	2/21/2018	10.13
10.18†	Option and License Agreement, dated March 10, 2015, by and between Dimension Therapeutics, Inc. and REGENXBIO Inc.	10-K	2/21/2018	10.14
10.19*	First Amendment to Option and License Agreement, dated March 18, 2019, by and between REGENXBIO, Inc. and Ultragenyx Pharmaceutical Inc. (as assignee of Dimension Therapeutics, Inc.)	10-Q	5/7/2019	10.1
10.20*	Second Amendment to Option and License Agreement, dated December 17, 2021, by and between REGENXBIO, Inc. and Ultragenyx Pharmaceutical Inc.				X
10.21*	Amended and Restated Collaboration Agreement and License Agreement, dated June 3, 2019, between Ultragenyx Pharmaceutical Inc. and Bayer Healthcare LLC	10-Q	8/2/2019	10.2
10.22†	Research, Collaboration and License Agreement, dated as of May 5, 2016, by and between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania, as amended	10-K	2/21/2018	10.16
10.23†	3rd Amendment to Research, Collaboration and License Agreement, entered into as of October 30, 2017, by and between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania	10-K	2/21/2018	10.17

10.24†	Commercial Supply and Services Agreement – Drug Substance, effective December 7, 2017, between Ultragenyx Europe GmbH and Rentschler Biopharma SE	10-K	2/21/2018	10.18
10.25†	Commercial Supply and Services Agreement – Drug Product, effective January 31, 2018, between Ultragenyx Europe GmbH and Rentschler Biopharma SE	10-K	2/21/2018	10.19
10.26	Supply Agreement, dated as of November 19, 2012, between Ultragenyx Pharmaceutical Inc. and CREMER OLEO GmbH & Co KG	10-K	2/21/2018	10.11
10.27*	Master Services Agreement, dated April 8, 2019, between Ultragenyx Pharmaceutical Inc. and Aenova Haupt Pharma Wolfratshausen GmbH	10-K	2/12/2021	10.24
10.28*	Royalty Purchase Agreement, dated as of December 17, 2019, between Ultragenyx Pharmaceutical Inc. and RPI Finance Trust	10-K	2/14/2020	10.25
10.29#	2011 Equity Incentive Plan (including forms of Stock Option Grant Notice and Stock Option Agreement thereunder)	S-1	11/8/2013	10.11
10.30#	Amendment to the 2011 Equity Incentive Plan	S-1	11/8/2013	10.12
10.31#	2014 Incentive Plan (as amended)	10-K	2/17/2017	10.20
10.32#	Form of Incentive Stock Option Agreement	S-1/A	1/17/2014	10.14
10.33#	Form of Non Statutory Stock Option Agreement (Employees)	S-1/A	1/17/2014	10.15
10.34#	Form of Non Statutory Stock Option Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.3
10.35#	Form of Restricted Stock Unit Agreement (Employees)	10-Q	5/10/2016	10.1
10.36#	Form of Restricted Stock Unit Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.2
10.37#	Form of Non-Statutory Stock Option Agreement (Directors)	S-1/A	1/17/2014	10.16
10.38#	Form of Restricted Stock Unit Agreement (Directors)	S-1/A	1/17/2014	10.18
10.39#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors)	10-Q	8/3/2021	10.2
10.40#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors)	10-Q	8/3/2021	10.3
10.41#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors)	10-Q	8/3/2021	10.4
10.42#	Form of Restricted Stock Unit Agreement (Grant for New Directors)	10-Q	8/3/2021	10.5
10.43#	Form of Performance Stock Unit Agreement (2020)	10-Q	5/7/2020	10.3
10.44#	Form of Performance Stock Unit Agreement (2021)	10-Q	5/5/2021	10.1
10.45#	2014 Employee Stock Purchase Plan (as amended)	10-K	2/17/2017	10.28
10.46#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27
10.47#	Employment Inducement Plan	10-K	2/12/2021	10.43
10.48#	Form of Non Statutory Stock Option Agreement (Inducement Plan)	10-K	2/12/2021	10.44
10.49#	Form of Non Statutory Stock Option Agreement (Inducement Plan) (ex-US)	10-K	2/12/2021	10.45

10.50#	Form of Restricted Stock Unit Agreement (Inducement Plan)	10-K	2/12/2021	10.46
10.51#	Form of Restricted Stock Unit Agreement (Inducement Plan)(ex-US)	10-K	2/12/2021	10.47
10.52#	Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	8/3/2021	10.1
10.53#	Amendment No. 1 to the Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	11/3/2021	10.1
10.54#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18
10.55#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2
10.56#	Offer Letter, dated as of October 31, 2011, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	S-1	11/8/2013	10.19
10.57#	Amendment No. 1 to Offer of Employment, dated as of August 8, 2014, by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.58#	Offer Letter, dated as of August 28, 2020 between Ultragenyx Pharmaceutical Inc. and Mardi C. Dier.	8-K	9/2/2020	10.1
10.59#	Amendment, dated as of, October 9, 2020 to the Offer Letter between Ultragenyx Pharmaceutical Inc. and Mardi C. Dier dated August 28, 2020	8-K	10/13/2020	10.1
10.60#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3
10.61#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-K	2/17/2017	10.36
10.62#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-K	2/17/2017	10.37
10.63#	Offer Letter, dated as of January 15, 2018, between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.	10-K	2/21/2018	10.46
10.64#	Offer Letter, dated May 16, 2017, by and between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.4
10.65#	Addendum #1, dated August 8, 2017, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.5
10.66#	Addendum #2, dated June 19, 2019, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.6
10.67#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.68	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22
10.69	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34
10.70	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35

10.71	Addendum #3 to Standard Lease, effective as of February 12, 2014, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1
10.72	Addendum #4 to Standard Lease, effective as of March 9, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1
10.73	Addendum #5 to Standard Lease, effective as of April 7, 2015, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38
10.74	Addendum #6 to Standard Lease, effective as of April 29, 2019, by and between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-Q	8/2/2019	10.3
10.75	Lease Agreement between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc., dated as of December 8, 2015	10-K	2/26/2016	10.43
10.76	Indenture of Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC, dated March 11, 2014, as amended	10-K	2/21/2018	10.64
10.77	Second Lease Amendment to the Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC, dated April 28, 2017	10-K	2/21/2018	10.65
10.78	Third Lease Amendment to the Lease between Ultragenyx Pharmaceutical Inc. and Rivertech Associates II, LLC, effective December 31, 2018	10-K	2/20/2019	10.66
10.79	Lease Agreement, by and between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, dated November 2, 2015, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.	10-K	2/21/2018	10.66
10.80	First Amendment to Lease Agreement, dated March 20, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	5/8/2018	10.6
10.81	Second Amendment to Lease Agreement, made July 1, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	8/3/2018	10.3
10.82	Third Amendment, dated July 29, 2019, to the Lease Agreement dated October 30, 2015 by and between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	7/30/2020	10.2
10.83	Amended and Restated Fourth Amendment, dated August 4, 2020, to the Lease Agreement dated October 30, 2015 by and between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	10/27/2020	10.5
10.84	Lease Agreement, dated December 15, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.81
10.85	First Amendment, dated September 20, 2020, to the Lease Agreement dated December 15, 2019 between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.82
10.86	Second Amendment, dated October 21, 2020, to the Lease Agreement dated December 15, 2019 between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.83
10.87	Office Lease, dated April 19, 2019, between Ultragenyx Pharmaceutical Inc. and Woburn MCB II, LLC	10-K	2/14/2020	10.70

10.88	Commercial Lease, dated July 2, 2018, between Ultragenyx Pharmaceutical Inc. and 32 Leveroni LLC	10-K	2/14/2020	10.71
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
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

Date: February 15, 2022

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

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D	President and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2022
/s/ Mardi C. Dier Mardi C. Dier	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2022
/s/ Theodore A. Huizenga Theodore A. Huizenga	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 15, 2022
/s/ Daniel G. Welch Daniel G. Welch	Chairman of the Board	February 15, 2022
/s/ William Aliski William Aliski	Director	February 15, 2022
/s/ Deborah Dunsire Deborah Dunsire, M.D.	Director	February 15, 2022
/s/ Lars Ekman Lars Ekman, M.D., Ph.D.	Director	February 15, 2022
/s/ Matthew K. Fust Matthew K. Fust	Director	February 15, 2022
/s/ Michael Narachi Michael Narachi	Director	February 15, 2022
/s/ Corsee D. Sanders Corsee D. Sanders, Ph.D.	Director	February 15, 2022
/s/ Shehnaaz Suliman	Director	February 15, 2022
Shehnaaz Suliman, M.D.

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

As discussed in Note 9, the Company entered into a royalty purchase agreement in 2019, in which the Company sold its right to receive royalty payments arising from the net sales of Crysvita in the European market in exchange for $320 million. The proceeds from the transaction were recorded as a liability that is being amortized using the effective interest method over the estimated life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be paid to the counterparty, subject to the capped amount, over the life of the arrangement. The Company estimates an imputed interest on the unamortized portion of the liability and records interest expense relating to the transaction.

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

Redwood City, California

February 15, 2022

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$307,584	$713,526
Marketable debt securities	432,612	488,007
Accounts receivable, net	28,432	23,093
Inventory	16,231	13,048
Prepaid expenses and other current assets	71,745	57,630
Total current assets	856,604	1,295,304
Property, plant, and equipment, net	141,247	73,515
Equity investments	34,925	155,375
Marketable debt securities	258,933	10,506
Right-of-use assets	34,936	40,524
Intangible assets, net	130,788	131,113
Goodwill	44,406	44,406
Other assets	20,558	8,812
Total assets	$1,522,397	$1,759,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,138	$12,923
Accrued liabilities	145,555	108,491
Contract liabilities	7,609	59,219
Lease liabilities	11,066	8,976
Total current liabilities	181,368	189,609
Contract liabilities	1,467	7,349
Lease liabilities	30,904	39,251
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	351,786	335,665
Other liabilities	1,005	—
Total liabilities	599,836	605,180
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 69,344,998 and 66,818,520 shares issued and outstanding as of December 31, 2021 and December 31,2020, respectively	69	67
Additional paid-in capital	2,997,497	2,773,195
Accumulated other comprehensive income (loss)	(1,404)	689
Accumulated deficit	(2,073,601)	(1,619,576)
Total stockholders’ equity	922,561	1,154,375
Total liabilities and stockholders’ equity	$1,522,397	$1,759,555

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Collaboration and license	$256,438	$219,315	$83,493
Product sales	77,017	38,720	20,221
Non-cash collaboration royalty revenue	17,951	12,995	—
Total revenues	351,406	271,030	103,714
Operating expenses:
Cost of sales	16,008	6,129	9,008
Research and development	497,153	412,084	357,355
Selling, general and administrative	219,982	182,933	161,524
Total operating expenses	733,143	601,146	527,887
Loss from operations	(381,737)	(330,116)	(424,173)
Interest income	1,928	7,038	13,238
Change in fair value of equity investments	(42,063)	170,403	13,413
Non-cash interest expense on liability related to the sale of future royalties	(29,422)	(33,291)	(1,135)
Other income (expense)	(1,687)	607	(787)
Loss before income taxes	(452,981)	(185,359)	(399,444)
Provision for income taxes	(1,044)	(1,207)	(3,283)
Net loss	$(454,025)	$(186,566)	$(402,727)
Net loss per share, basic and diluted	$(6.70)	$(3.07)	$(7.12)
Weighted-average shares used in computing net loss per share, basic and diluted	67,795,540	60,845,550	56,576,885

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(454,025)	$(186,566)	$(402,727)
Other comprehensive income (loss):
Foreign currency translation adjustments	(550)	735	23
Unrealized gain (loss) on available-for-sale securities	(1,543)	101	463
Other comprehensive income (loss):	(2,093)	836	486
Total comprehensive loss	$(456,118)	$(185,730)	$(402,241)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	50,860,588	$51	$1,639,773	$(633)	$(1,030,283)	$608,908
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,833,333	6	330,409	—	—	330,415
Issuance of common stock in connection with at-the-market offering, net of issuance costs	468,685	—	24,828	—	—	24,828
Stock-based compensation	—	—	82,025	—	—	82,025
Issuance of common stock under equity plan awards, net of tax	675,614	1	9,828	—	—	9,829
Other comprehensive income	—	—	—	486	—	486
Net loss	—	—	—	—	(402,727)	(402,727)
Balance as of December 31, 2019	57,838,220	58	2,086,863	(147)	(1,433,010)	653,764
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,111,110	5	435,551	—	—	435,556
Issuance of common stock in connection with license agreement, net of issuance costs	1,243,913	1	55,267	—	—	55,268
Issuance of common stock in connection with at-the-market offering, net of issuance costs	283,333	—	20,391	—	—	20,391
Stock-based compensation	—	—	85,833	—	—	85,833
Issuance of common stock upon exercise of warrants and under equity plan awards, net of tax	2,341,944	3	89,290	—	—	89,293
Other comprehensive income	—	—	—	836	—	836
Net loss	—	—	—	—	(186,566)	(186,566)
Balance as of December 31, 2020	66,818,520	67	2,773,195	689	(1,619,576)	1,154,375
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,050,372	1	78,942	—	—	78,943
Stock-based compensation	—	—	105,260	—	—	105,260
Issuance of common stock under equity plan awards, net of tax	1,476,106	1	40,100	—	—	40,101
Other comprehensive loss	—	—	—	(2,093)	—	(2,093)
Net loss	—	—	—	—	(454,025)	(454,025)
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$922,561

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(454,025)	$(186,566)	$(402,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	104,952	85,735	81,995
Amortization of premium (discount) on marketable debt securities, net	6,606	848	(6,214)
Depreciation and amortization	13,239	12,261	8,539
Change in fair value of equity investments	42,063	(170,403)	(13,413)
Non-cash collaboration royalty revenue	(17,951)	(12,995)	—
Non-cash interest expense on liability related to the sale of future royalties	29,422	33,291	1,135
Other	235	946	2,621
Changes in operating assets and liabilities:
Accounts receivable	(5,432)	9,840	(20,104)
Inventory	(3,117)	(1,346)	(4,451)
Prepaid expenses and other assets	(29,508)	2,748	(8,216)
Accounts payable, accrued, and other liabilities	32,313	26,853	13,312
Contract liabilities, net	(57,492)	66,568	—
Deferred tax liabilities	—	—	2,140
Net cash used in operating activities	(338,695)	(132,220)	(345,383)
Investing activities:
Purchase of property, plant, and equipment	(73,093)	(43,905)	(24,832)
Purchase of marketable debt securities	(1,012,187)	(813,237)	(692,824)
Purchase of equity investments	—	(37,062)	(14,339)
Proceeds from sale of marketable debt securities	92,896	50,990	42,718
Proceeds from sale of equity investments	79,843	79,842	—
Proceeds from maturities of marketable debt securities	718,111	589,806	676,238
Other	(942)	(5,555)	—
Net cash used in investing activities	(195,372)	(179,121)	(13,039)
Financing activities:
Proceeds from the sale of future royalties, net	—	—	314,234
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	—	435,556	330,415
Proceeds from the issuance of common stock in connection with the license agreement, net	—	55,268	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net	78,943	20,391	24,828
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	40,101	89,293	9,829
Other	(492)	(236)	—
Net cash provided by financing activities	118,552	600,272	679,306
Effect of exchange rate changes on cash	(1,194)	1,119	(165)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(416,709)	290,050	320,719
Cash, cash equivalents, and restricted cash at beginning of year	726,294	436,244	115,525
Cash, cash equivalents, and restricted cash at end of year	$309,585	$726,294	$436,244
See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of non-cash investing and financing information:
Acquired lease liabilities arising from obtaining right-of-use assets	$3,142	$18,775	$21,861
Stock-based compensation capitalized into ending inventory	$1,453	$1,304	$1,206
Costs of property, plant and equipment included in accounts payable, accrued, and other liabilities	$18,993	$8,515	$10,367
Non-cash interest expense on liability related to the sale of future royalties capitalized into ending property, plant and equipment	$4,650	$—	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements

1.
Organization and Basis of Presentation

Ultragenyx Pharmaceutical Inc. (the Company) is a biopharmaceutical company incorporated in Delaware.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company operates as one reportable segment. The Company has four commercially approved products. Crysvita® (burosumab) is approved in the United States (U.S.) by the U.S. Food and Drug Administration (FDA) and in Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and is approved in the European Union (EU) and the United Kingdom, for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil, Colombia, and Mexico, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. Crysvita is also approved in the U.S. by the FDA for the treatment of fibroblast growth factor 23 (FGF23)-related hypophosphatemia in tumor-induced osteomalacia (TIO), associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

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

Dojolvi®, formerly known as UX007, is approved in the U.S., Canada, and Brazil for the treatment of pediatric and adult patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD).

On January 7, 2022, the Company announced a collaboration with Regeneron Pharmaceuticals (Regeneron) to commercialize Evkeeza® (evinacumab) outside of the U.S. Evkeeza is approved in the U.S. and the European Economic Area (EEA) for the treatment of homozygous familial hypercholesterolemia (HoFH).

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that the Company will likely need to raise additional capital to fully implement its business plans. Through December 31, 2021, the Company has relied primarily on its sale of equity securities, its revenue from commercial products, its sale of future royalties, and strategic collaboration arrangements, to finance its operations.

The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2.
Summary of Significant Accounting Policies

Basis of Consolidation

The Consolidated Financial Statements include the accounts of Ultragenyx Pharmaceutical Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$307,584	$713,526	$433,584
Restricted cash included in prepaid expenses and other current assets	—	10,847	161
Restricted cash included in other assets	2,001	1,921	2,499
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$309,585	$726,294	$436,244

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

Equity Investments

In June 2019, the Company entered into an amendment to the Research Collaboration and License Agreement and an Equity Purchase Agreement with Arcturus Therapeutics Holdings Inc. (Arcturus). Pursuant to the Equity Purchase Agreement, the Company purchased 2,400,000 shares of Arcturus common stock and received an option to purchase an additional 600,000 shares of Arcturus common stock, which was exercised in May 2020. During the years ended December 31, 2021 and 2020, the Company sold 1,700,000 shares and 800,000 shares, respectively, of Arcturus common stock. The Company elected to apply the fair value option to account for the equity investment in Arcturus. The option to purchase additional Arcturus stock was accounted for at fair value using the Black-Scholes option pricing method prior to the exercise of options.

In October 2020, the Company entered into a Research Collaboration and License Agreement, Stock Purchase Agreement and Investor Agreement, with Solid Biosciences Inc. (Solid). Pursuant to the Stock Purchase Agreement, the Company purchased 7,825,797 shares of Solid’s common stock. The investment is being accounted at fair value based on quoted market prices.

The changes in fair value of the equity investments are included in the Consolidated Statements of Operations. See “Note 7. License and Research Agreements” for additional details on the transaction.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk, Credit Losses, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and investments. The Company’s cash, cash equivalents, and investments are held by financial institutions that management believes are of high credit quality. The Company’s investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as U.S. government obligations, money market instruments and funds, corporate bonds, commercial paper, and asset-backed securities and places restrictions on maturities and concentrations by type and issuer. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents, corporate issuers, and other financial instruments, to the extent recorded in the Consolidated Balance Sheets.

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

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted. The adoption of the guidance did not have a material impact on the Consolidated Financial Statements and related disclosures and there was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the years ended December 31, 2021 and 2020.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begins at the time the asset is placed in service. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready to be placed in service, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and the resulting gain or loss, if any, is reflected in operations.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

IPR&D assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until the completion or abandonment of the associated research and development efforts. When development of the project is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets will be deemed finite-lived and will be amortized over a period that best reflects the economic benefits provided by these assets. The contractual payments made for certain milestones achieved was recorded as an intangible and are amortized over its estimated useful life.

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

Revenue Recognition

Collaboration and license revenue

The Company has certain license and collaboration agreements that are within the scope of Accounting Standards Codification (ASC) 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Consolidated Statements of Operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

The Company sold the right to receive certain royalty payments from net sales of Crysvita to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, as further described in “Note 9. Liability Related to the Sale of Future Royalties”. The Company records the royalty revenue from the net sales of Crysvita in the applicable European territories on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangement.

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

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are reviewed periodically and adjusted as necessary. The Company’s estimates of government mandated rebates, chargebacks, estimated product returns, and other deductions depends on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payors. If actual results vary, the Company may need to adjust these estimates, which could have a material effect on earnings in the period of the adjustment.

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. The Company determines if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. The Company applies a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. The Company recognizes the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The Company has elected to not separate lease and non-lease components. See “Note 8. Leases” for further disclosure.

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

The Company’s financial instruments consist of Level 1, Level 2, and Level 3 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds and U.S. Government treasury bills are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset backed securities, commercial paper, U.S. Government Treasury and agency securities, and debt securities in government-sponsored entities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

The Company determines the fair value of its equity investments in Arcturus and Solid by using the quoted market prices, which are Level 1 fair value measurements.

The following table sets forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$266,765	$—	$—	$266,765
Certificates of deposits and time deposits	—	16,000	—	16,000
Corporate bonds	—	349,691	—	349,691
Commercial paper	—	187,624	—	187,624
Asset-backed securities	—	41,245	—	41,245
U.S. Government Treasury and agency securities	—	87,435	—	87,435
Debt securities in government-sponsored entities	—	19,549	—	19,549
Investments in Arcturus and Solid common stock	32,200	—	—	32,200
Other	—	942	—	942
Total	$298,965	$702,486	$—	$1,001,451

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$598,392	$—	$—	$598,392
Time deposits	—	10,000	—	10,000
Corporate bonds	—	193,802	—	193,802
Commercial paper	—	173,859	—	173,859
Asset-backed securities	—	11,225	—	11,225
U.S. Government Treasury and agency securities	167,967	17,661	—	185,628
Investments in Arcturus and Solid common stock	154,756	—	—	154,756
Total	$921,115	$406,547	$—	$1,327,662

In July 2020, the Company invested $2.5 million in a private diagnostic company in the form of a convertible promissory note that matures in two years, if not converted earlier. The Company was also issued a warrant to purchase up to $1.0 million of the entity’s

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

preferred stock. The fair value of the warrant to purchase shares of the entity was based on unobservable inputs that are significant to the measurement of the fair value of the asset and is supported by little or no market data; accordingly, the warrant is considered a Level 3 financial asset and is remeasured on a nonrecurring basis using a Black-Scholes option pricing model. As of December 31, 2021 and 2020, the balance of the convertible promissory note was $2.4 million and $2.1 million, respectively, including $0.5 million and $0.2 million, respectively, in interest receivable, and was recorded in other assets, and the allocated fair value of the warrant was $0.6 million and $0.6 million, respectively, and was recorded in equity investments.

In December 2020, the Company invested $1.4 million in a private pharmaceutical company in the form of a convertible promissory note (Note). In October 2021, pursuant to a qualified financing event, the outstanding balance of the Note was fully converted into 606,506 shares of preferred stock. The equity investment is recorded at cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments. As of December 31, 2021, the carrying value of the investment was $2.1 million.

4.
Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$266,765	$—	$—	$266,765
Certificates of deposit and time deposits	16,000	—	—	16,000
Corporate bonds	350,667	3	(979)	349,691
Commercial paper	187,624	—	—	187,624
Asset-backed securities	41,282	1	(38)	41,245
U.S. Government Treasury and agency securities	87,642	1	(208)	87,435
Debt securities in government-sponsored entities	19,612	—	(63)	19,549
Total	$969,592	$5	$(1,288)	$968,309

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$598,392	$—	$—	$598,392
Time deposits	10,000	—	—	10,000
Corporate bonds	193,610	209	(17)	193,802
Commercial paper	173,859	—	—	173,859
Asset-backed securities	11,224	1	—	11,225
U.S. Government Treasury and agency securities	185,561	67	—	185,628
Total	$1,172,646	$277	$(17)	$1,172,906

At December 31, 2021, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at December 31, 2021 have been in a loss position for less than twelve months or the loss is not material and were temporary in nature. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	December 31,
	2021	2020
Work-in-process	$10,504	$7,184
Finished goods	5,727	5,864
Total	$16,231	$13,048

Property, Plant, and Equipment, net

Property, plant, and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$44,081	$39,356
Research and development equipment	38,661	28,394
Furniture and office equipment	5,413	5,051
Computer equipment and software	10,238	8,181
Land	15,487	11,722
Construction-in-progress	76,849	17,649
Other	556	554
Property, plant, and equipment, gross	191,285	110,907
Less accumulated depreciation	(50,038)	(37,392)
Property, plant, and equipment, net	$141,247	$73,515

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $12.9 million, $12.1 million and $8.3 million respectively. Amortization of leasehold improvements and software is included in depreciation expense. The construction-in-progress balance primarily relates to the construction costs for the gene therapy manufacturing plant in Bedford, Massachusetts.

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2021	2020
Research, clinical study, and manufacturing expenses	$40,880	$25,875
Payroll and related expenses	62,591	58,176
Other	42,084	24,440
Total	$145,555	$108,491

5.
Intangible Assets, net

The Company has IPR&D assets of $129.0 million and $129.0 million as of December 31, 2021 and 2020, respectively. IPR&D assets represent the fair value of acquired programs to develop an AAV gene therapy for OTC deficiency and to develop an AAV gene therapy for glycogen storage disease type Ia. The fair value of IPR&D assets acquired was determined based on the discounted present value of each research project’s projected cash flows using an income approach, including the application of probability factors related to the likelihood of success of the program reaching final development and commercialization. Additionally, the projections consider the relevant market sizes and growth factors, estimated future cash flows from product sales resulting from completed products and in-process projects and timing and costs to complete the in-process projects. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. IPR&D assets are considered to be indefinite-life until the completion or abandonment of the associated research and development efforts.

Subsequent to the FDA approval of Dojolvi for the treatment of LC-FAOD in June 2020, the Company recorded $2.3 million from contractual payments for the achievement of regulatory milestones to certain collaboration partners as intangible assets, which is being amortized over its useful life of seven years.

The Company recorded research and development expense of $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, related to the amortization of the intangible assets.

The Company tests the intangible assets for impairment annually during its fourth quarter. No impairment charges have been recognized on intangible assets.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

6.
Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Year Ended December 31,
	2021	2020	2019
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$171,198	$128,597	$74,869
Crysvita royalty revenue in European territory	244	1,498	8,120
Daiichi Sankyo	84,996	89,220	—
Bayer	—	—	504
Total collaboration and license revenue	256,438	219,315	83,493
Product sales:
Crysvita	21,422	10,350	4,286
Mepsevii	16,035	15,342	12,634
Dojolvi	39,560	13,028	3,301
Total product sales	77,017	38,720	20,221
Crysvita non-cash collaboration royalty revenue	17,951	12,995	—
Total revenues	$351,406	$271,030	$103,714

The following table disaggregates total revenues based on geographic location (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$301,110	$237,666	$86,442
Europe	26,660	21,318	12,085
All other	23,636	12,046	5,187
Total revenues	$351,406	$271,030	$103,714

The following table presents the activity and ending balances for sales-related accruals and allowances (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance of product sales reserve at beginning of year	$3,913	$1,818	$1,240
Provisions	9,586	5,763	3,846
Payments	(6,120)	(2,785)	(2,739)
Adjustments	(198)	(883)	(529)
Balance of product sales reserve at end of year	$7,181	$3,913	$1,818

The following table presents changes in the contract assets (liabilities) for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance of contract liabilities at beginning of period	$(66,568)	$—
Additions	(27,504)	(155,788)
Deductions	84,996	89,220
Balance of contract liabilities at end of period, net	$(9,076)	$(66,568)

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

See Note 7 for additional details on contract assets (liabilities) activities.

The Company’s largest accounts receivable balance was from a collaboration partner and was 71% and 71% of the total accounts receivable balance as of December 31, 2021 and 2020, respectively.

7.
License and Research Agreements

Kyowa Kirin Co., Ltd. Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd. (KKC or formerly Kyowa Hakko Kirin Co., Ltd. or KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the profit-share territory, and in the European Union, United Kingdom, and Switzerland, or the European territory, and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

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

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in “Note 9. Liability Related to the Sale of Future Royalties.” Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company records the royalty revenue as non-cash royalty revenues. During the years ended December 31, 2021 and 2020, there was a change in estimate of the revenue reserves related to sales made prior to January 1, 2020, as a result of which, the Company recorded $0.2 million and $1.5 million, respectively, as royalty revenue in the European territory.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Company's share of revenue in profit-share territory	$171,198	$128,597	$74,869
Royalty revenue in European territory	244	1,498	8,120
Non-cash royalty revenue in European territory	17,951	12,995	—
Total	$189,393	$143,090	$82,989

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred. The Company recorded product sales of $21.4 million, $10.4 million, and $4.3 million for the years ended December 31,

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

2021, 2020, and 2019, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in Latin America based on 35% of the net sales through December 31, 2022 and 30% thereafter. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$21,657	$21,476	$27,309
Selling, general and administrative	32,629	25,186	21,828
Total	$54,286	$46,662	$49,137

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $20.2 million and $16.4 million from profit-share revenue and royalties and other receivables recorded in prepaid and other current assets of $16.0 million and $9.6 million and accrued liabilities of $2.3 million and $2.4 million from commercial and development activity reimbursements, as of December 31, 2021 and 2020, respectively.

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

Baylor Research Institute License Agreement

In September 2012, the Company entered into a license agreement with Baylor Research Institute (BRI). Under the terms of this license agreement, as amended, BRI exclusively licensed to the Company its territories for certain intellectual property related to Dojolvi (triheptanoin) for the treatment of LC-FAOD.

For the year ended December 31, 2020, the Company paid $2.0 million for the attainment of various development milestones related to the development of LC-FAOD. The Company may be obligated to make additional future payments of up to $2.5 million contingent upon attainment of various development milestones relating to the development of LC-FAOD and $7.5 million contingent upon attainment of various sales milestones. Additionally, the Company is paying BRI a mid-single-digit royalty on net sales of the licensed product in the licensed territories.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The Company has no further obligations under the contract. The Company may record future milestone payments as revenue if it becomes probable that a significant reversal in the amount of revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.

University of Pennsylvania

The Company has a research, collaboration, and license agreement with University of Pennsylvania School of Medicine (Penn) which provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of certain indications. Under the agreement, Penn granted the Company an exclusive, worldwide license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each indication for the term of the agreement. The Company will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development, manufacturing and commercialization of each indication. The Company may be obligated to make milestone payments of up to $5.0 million for each indication, if certain development milestones are achieved over time. The Company may also be obligated to make milestone payments of up to $25.0 million per approved product if certain commercial milestones are achieved, as well as low to mid-single-digit royalties on net sales of each licensed product.

Arcturus Research Collaboration and License Agreement

In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus Therapeutics Holdings Inc. (Arcturus) to collaborate on the research and development of therapies for select rare diseases. Arcturus was responsible for conducting certain research services, funded by the Company, and the Company was responsible for development and commercialization costs.

On a product-by-product basis, the Company is obligated to make development and regulatory milestone payments of up to $24.5 million, and commercial milestone payments of up to $45.0 million, if certain milestones are achieved. For the year ended December 31, 2021, the Company achieved a $1.0 million development milestone related to UX053, which was paid with a corresponding credit received from Arcturus for prior research and collaboration activities. The Company is also obligated to pay Arcturus royalties on any net sales of products incorporating the licensed intellectual property that may range from a mid single-digit to low double-digit percentage. Pursuant to the agreement, the Company incurred nil, $0.4 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, in research and development expense for the funding of certain research services received from Arcturus.

In June 2019, the Company entered into an Equity Purchase Agreement and an amendment to the Research Collaboration and License Agreement (License Agreement) to expand the field of use and increase the number of disease targets to include mRNA, DNA and siRNA therapeutics for up to 12 rare diseases. Pursuant to the agreements, the Company paid $6.0 million in cash upfront to Arcturus and purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share, resulting in a total of $30.0 million of consideration paid at the close of the transaction. As a result, the Company received expanded license rights under the License Agreement, Arcturus common stock, and an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share. In May 2020, the Company exercised its option to purchase 600,000 shares of Arcturus common stock for a total purchase price of $9.6 million.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2021 and 2020, the Company sold 1,700,000 shares and 800,000 shares of Arcturus common stock, at a weighted-average price of $47.44 and $100.81, respectively. As of December 31, 2021 and 2020, the Company held 500,000 shares and 2,200,000 shares, respectively, of Arcturus common stock.

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

The changes in the fair value of the Company’s equity investment in Arcturus were as follows (in thousands):

	Arcturus common stock	Option to purchase Arcturus common stock	Total
December 31, 2019	$26,088	$1,664	$27,752
Change in fair value	113,978	23,948	137,926
Transfer of value upon option exercise	35,212	(25,612)	9,600
Sale of shares	(79,842)	—	(79,842)
December 31, 2020	95,436	—	95,436
Change in fair value	2,912	—	2,912
Sale of shares	(79,843)	—	(79,843)
December 31, 2021	$18,505	$—	$18,505

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

Although GeneTx is a variable interest entity, the Company is not the primary beneficiary as it currently does not have the power to direct the activities that would most significantly impact the economic performance of GeneTx. Prior to product regulatory approval, all consideration paid to GeneTx represents rights to potential future benefits associated with GeneTx’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, for the years ended December 31, 2020 and 2019, the Company recorded the option extension payment of $25.0 million and a $20.0 million upfront payment as an in-process research and development expense, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Daiichi Sankyo

In March 2020, the Company entered into a License and Technology Access Agreement (the License Agreement) with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo). Pursuant to the License Agreement, the Company granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to its Producer Cell Line (PCL) and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. The Company retains the exclusive right to use the manufacturing technology for its current target indications and additional indications identified now and in the future. The Company will provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. Daiichi Sankyo has an option to extend the technology transfer period including know-how improvements by two additional one-year periods by paying a fixed amount for each additional year. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of products manufactured with the licensed technology; however, the Company has the option to co-develop and co-commercialize rare disease products at the IND stage. The Company may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases.

Under the terms of the License Agreement, Daiichi Sankyo made an upfront payment of $125.0 million and an additional $25.0 million payment upon achievement of the milestones related to technology transfer of the PCL and HEK293 platforms in the fourth quarter of 2021. Daiichi Sankyo is also obligated to pay a single-digit royalties on net sales of products manufactured in the technology platforms. Daiichi Sankyo will reimburse the Company for all costs associated with the transfer of the manufacturing technology.

In March 2020, the Company also entered into a Stock Purchase Agreement (SPA) with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares of the Company’s common stock in exchange for $75.0 million in cash. The fair market value of the common stock issued to Daiichi Sankyo was $55.3 million based on the stock price of $44.43 per share on the date of issuance, resulting in a $19.7 million premium on the SPA. Daiichi Sankyo is also subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

In June 2020, the Company executed a subsequent license agreement (the Sublicense Agreement) with Daiichi Sankyo for transfer of certain technology in consideration for an upfront payment of $8.0 million and annual maintenance fees, milestone payments, and royalties on any net sales of products incorporating the licensed intellectual property.

The License Agreement, the Sublicense Agreement, and the SPA are being accounted for as one arrangement because they were entered into at or near the same time and were negotiated in contemplation of one another. The Company evaluated the License Agreement and the Sublicense Agreement under ASC 606 and determined that the performance obligations under the agreements are (i) intellectual property with respect to its PCL and HEK293 transient transfection manufacturing technology platforms together with the initial technical assistance and technology transfer services, which were substantially completed in the fourth quarter of 2021, and (ii) the transfer of any know-how and improvements after the completion of the initial technology transfer.

As of December 31, 2021, the Company has determined that the total transaction price of the License Agreement was $183.3 million which was comprised of the $19.7 million premium from the Stock Purchase Agreement, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.6 million estimated reimbursement amount for delivering the license and technology services. Total revenue recognized under the license agreement through December 31, 2021 is $174.2 million.

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services is being recognized over an initial period which is substantially complete and was based on measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer will be recognized on a straight-line basis over the remaining technology transfer period, which ends in March 2023, as it is expected that Daiichi Sankyo will receive and consume the benefits consistently throughout the period. Royalties from commercial sales will be accounted for as revenue upon achievement of such sales, assuming all other revenue recognition criteria are met.

For the years ended December 31, 2021 and 2020, the Company recognized $85.0 million and $89.2 million, respectively, in revenue related to this arrangement. The Company had recorded contract liabilities of $9.1 million and $66.6 million and an accounts receivable related to the above agreements of $0.1 million and $1.2 million, respectively, as of December 31, 2021 and 2020.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Solid Biosciences, Inc.

In October 2020, the Company entered into a strategic Collaboration and License Agreement with Solid Biosciences Inc. (Solid), and received an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne muscular dystrophy and other diseases resulting from lack of functional dystrophin, including Becker muscular dystrophy. The Company is collaborating to develop products that combine Solid’s differentiated microdystrophin construct, the Company’s PCL manufacturing platform, and the Company’s AAV8 variants. Solid is providing development support and was granted an exclusive option to co-invest in products the Company develops for profit share participation in certain territories. On a product-by-product basis, the Company may be obligated to make development milestone payments of up to $25.0 million, regulatory milestone payments of up to $65.0 million, and commercial milestone payments of up to $165.0 million, if such milestones are achieved, as well as royalties on any net sales of products incorporating the licensed intellectual property that range from a low to mid-double-digit percentage. The royalty rate changes to mid to high double-digit percentage if Solid decides to co-invest in the product.

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

The changes in the fair value of the Company’s investment in Solid’s common stock were as follows (in thousands):

Solid common stock
Acquisition of investment in Solid common stock in October 2020	$26,843
Change in fair value	32,477
December 31, 2020	59,320
Change in fair value	(45,625)
December 31, 2021	$13,695

8.
Leases

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

The components of lease expense were as follows (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2021	2020
Operating lease expense	$11,209	$10,164
Variable lease expense	4,142	3,298
Financing:
Amortization	310	158
Interest expense	58	40
Total	$15,719	$13,660

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2021 was $11.8 million and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Operating	Financing	Total
2022	$12,873	$606	$13,479
2023	13,072	349	13,421
2024	11,092	75	11,167
2025	6,247	—	6,247
2026	2,681	—	2,681
Thereafter	776	—	776
Total future lease payments	46,741	1,030	47,771
Less: Amount representing interest	(5,749)	(52)	(5,801)
Present value of future lease payments	40,992	978	41,970
Less: Lease liabilities, current	(10,498)	(568)	(11,066)
Lease liabilities, non-current	$30,494	$410	$30,904

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As of December 31, 2021, the weighted-average remaining operating and financing lease terms were 3.84 years and 3.88 years, respectively, and the weighted-average discount rates used to determine the lease liability for operating and financing leases were 6.64% and 5.44%, respectively.

9.
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

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company's effective annual interest rate was approximately 9.6% as of December 31, 2021.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
December 31, 2019	$315,369
Non-cash collaboration royalty revenue	(12,995)
Non-cash interest expense	33,291
December 31, 2020	335,665
Non-cash collaboration royalty revenue	(17,951)
Non-cash interest expense	34,072
December 31, 2021	$351,786

10.
Equity

At-the-Market Offerings

In July 2017, the Company entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC (Cowen) whereby the Company could sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Cowen as its sales agent. During the years ended December 31, 2020 and 2019, the Company sold 283,333 and 468,685 shares of common stock, respectively, resulting in net proceeds of approximately $20.4 million and $24.8 million, respectively, after commissions and other offering costs. The Company has completed the sale of all available amounts under this ATM facility.

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC (Jefferies) pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Jefferies. For the year ended December 31, 2021, the Company sold 1,050,372 shares under the arrangement resulting in net proceeds of approximately $78.9 million.

Underwritten Public Offering

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

Common Stock Warrants

As of December 31, 2019, there was an aggregate of 149,700 of common stock warrants outstanding with exercise price of $3.01 and expiration dates in 2020 and 2021. In March 2020, all of the outstanding common stock warrants were exercised.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

11.
Stock-Based Awards

Equity Plan Awards

In 2011, the Company adopted the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the board of directors. In 2014, the Company adopted the 2014 Incentive Plan (the 2014 Plan). The 2014 Plan had 2,250,000 shares of common stock available for future issuance at the time of its inception, which included 655,038 shares available under the 2011 Plan, which were transferred to the 2014 Plan upon adoption. No further grants subsequent to the IPO were made under the 2011 Plan. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. In February 2021, the Company adopted the Employment Inducement Plan (the Inducement Plan), with a maximum of 500,000 shares available for grant under the Inducement Plan. Under the terms of the 2014 Plan and Inducement Plan, awards may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for awards must be at least 110% of fair market of the common stock on the grant date, as determined by the board of directors. The term of an award granted under the 2014 Plan and Inducement Plan may not exceed ten years. Typically, the vesting schedule for option grants to the employees provides that 1/4 of the grant vests upon the first anniversary of the date of grant, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. Typically, the vesting schedule for RSU grants provides that 1/4 of the grant vests upon the annual anniversary of the date of grant over the period of four years.

As of December 31, 2021, an aggregate of 12,462,795 shares of common stock have been authorized for issuance under the 2011 Plan, the 2014 Plan, and the Inducement Plan.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2018	5,353,124	$62.46	7.22	$23,243
Options granted	1,762,075	63.03
Options exercised	(235,678)	32.87
Options cancelled	(766,457)	72.48
Outstanding — December 31, 2019	6,113,064	$62.51	7.00	$18,989
Options granted	1,849,106	62.51
Options exercised	(1,505,486)	58.51
Options cancelled	(452,081)	69.38
Outstanding — December 31, 2020	6,004,603	$62.99	7.21	$453,253
Options granted	1,217,820	128.63
Options exercised	(687,835)	53.14
Options cancelled	(336,383)	81.78
Outstanding — December 31, 2021	6,198,205	$75.96	6.81	$112,242
Vested and exercisable — December 31, 2021	3,669,577	$64.93	5.66	$80,283
Vested and expected to vest — December 31, 2021	5,951,372	$75.09	6.73	$109,665

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $38.3 million, $56.9 million, and $6.5 million, respectively. Cash received from the exercise of options was $36.6 million, $88.1 million, and $7.7 million as of December 31, 2021, 2020, and 2019, respectively.

The weighted-average estimated fair value of stock options granted was $70.84, $35.22, and $37.15 per share of the Company’s common stock during the years ended December 31, 2021, 2020, and 2019, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2021, 2020, and 2019 was $48.1 million, $45.4 million, and $45.3 million, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units (RSU) plans and related information:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2018	954,077	$63.12
RSUs granted	863,065	62.78
RSUs vested	(313,682)	66.25
RSUs cancelled	(205,310)	64.28
Unvested — December 31, 2019	1,298,150	$61.96
RSUs granted	967,310	64.36
RSUs vested	(434,153)	62.65
RSUs cancelled	(150,140)	61.42
Unvested — December 31, 2020	1,681,167	$63.21
RSUs granted	738,905	122.71
RSUs vested	(559,595)	63.41
RSUs cancelled	(187,852)	80.55
Unvested — December 31, 2021	1,672,625	$87.48

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total grant date fair value of the RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $35.5 million, $27.2 million, and $20.8 million, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $69.9 million, $29.5 million, and $18.4 million, respectively.

Performance Stock Units

The following table summarizes activity under the Company’s Performance Stock Units (PSUs) from the 2014 Plan and related information:

	PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2018	483,200	$49.65
PSUs granted	61,500	67.31
PSUs vested	(65,643)	48.03
PSUs cancelled	(79,517)	50.01
Unvested — December 31, 2019	399,540	$52.56
PSUs granted	47,600	56.08
PSUs vested	(200,867)	51.21
PSUs cancelled	(33,707)	52.48
Unvested — December 31, 2020	212,566	$54.64
PSUs granted	62,000	158.11
PSUs vested	(168,274)	54.40
PSUs cancelled	(12,400)	54.28
Unvested — December 31, 2021	93,892	$123.46

The fair value of the PSUs is determined on the grant date based on the fair value of the Company’s common stock, except for certain PSUs with a market vesting condition, for which fair value is estimated using a Monte Carlo simulation model. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company after achievement of the specified criteria. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria, including both performance conditions and market conditions. As of December 31, 2021, the specified criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. The total grant date fair value of the PSUs vested during the years ended December 31, 2021, 2020, and 2019 was $9.2 million, $10.3 million, and $3.2 million, respectively, with an aggregate intrinsic value of the shares of $18.9 million, $14.4 million and $4.2 million, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan

In January 2014, the Company adopted the 2014 Employee Stock Purchase Plan (ESPP) and reserved a total of 600,000 shares of common stock for issuance under the ESPP. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2021, the Company issued 69,738 shares of common stock under the ESPP. As of December 31, 2021, an aggregate of 3,925,798 shares of common stock have been authorized for future issuance on the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$871	$827	$1,084
Research and development	59,097	47,949	44,205
Selling, general and administrative	45,011	36,959	36,706
Total stock-based compensation expense	$104,979	$85,735	$81,995

Stock-based compensation of $1.7 million, $1.2 million, and $1.4 million was capitalized into inventory for the years ended December 31, 2021, 2020, and 2019, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. As of December 31, 2021, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $200.0 million, which the Company expects to recognize over an estimated weighted-average period of 2.33 years. In determining the estimated fair value of the stock options and ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	6.06	6.20	6.22
Expected volatility	60%	61%	61%
Risk-free interest rate	1.0%	0.8%	2.4%
Expected dividend rate	0.0%	0.0%	0.0%

12.
Defined Contribution Plan

The Company sponsors a retirement plan in which substantially all of its full-time employees in the U.S. and certain other foreign countries are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company recorded $5.5 million, $4.3 million, and $3.6 million as contribution expenses for the years ended December 31, 2021, 2020, and 2019, respectively.

13.
Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2021	2020	2019
Domestic	$455,314	$189,449	$399,709
Foreign	(2,333)	(4,090)	(265)
Total loss before income taxes	$452,981	$185,359	$399,444

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision for income taxes:
Federal	$—	$—	$—
State	(14)	15	51
International	1,058	1,192	1,092
Total current tax provision	1,044	1,207	1,143
Deferred tax provision:
Federal	—	—	—
State	—	—	2,140
International	—	—	—
Total deferred tax provision	—	—	2,140
Total provision for income taxes	$1,044	$1,207	$3,283

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—	—	(0.5)
Federal tax credits	7.2	13.7	5.2
Other	0.5	(0.5)	(0.2)
Premium on equity issuance	—	2.2	—
Nondeductible permanent items	(0.8)	(0.9)	(0.4)
Stock-based compensation	1.3	0.9	(1.0)
Uncertain tax positions	(1.4)	(2.7)	(1.0)
Change in valuation allowance	(27.9)	(33.9)	(23.6)
Foreign rate differential	(0.1)	(0.5)	(0.3)
Provision for income taxes	(0.2)%	(0.7)%	(0.8)%

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Loss carryforwards	$306,119	$222,902
Tax credits	218,131	184,961
Stock options	33,564	39,154
Accruals and reserves	25,735	24,922
Fixed assets and intangibles	18,263	7,242
Liability related to sale of future royalties	90,826	86,664
Basis difference in equity investments	3,912	—
Other	13,060	28,642
Gross deferred tax assets	709,610	594,487
Valuation allowance	(700,669)	(561,139)
Total deferred tax assets	8,941	33,348
Deferred tax liabilities:
In-process research and development	(33,306)	(33,306)
Basis difference in equity investments	—	(23,019)
Right-of-use lease assets	(8,941)	(10,329)
Gross deferred tax liabilities	(42,247)	(66,654)
Net deferred tax liabilities	$(33,306)	$(33,306)

As of December 31, 2021 and 2020, the Company had approximately $1,085.4 million and $750.2 million, respectively, of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031. As of December 31, 2021 and 2020, the Company had approximately $777.0 million and $616.8 million, respectively, of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031.

As of December 31, 2021 and 2020, the Company had federal research tax credit carryforwards of $22.9 million and $17.7 million, respectively, available to reduce future tax liabilities that will begin to expire in 2030. As of December 31, 2021 and 2020, the Company had state research credit carryforwards of $44.6 million and $34.5 million, respectively, available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2021 and 2020, the Company had federal Orphan Drug Credits of $208.1 million and $179.8 million available to reduce future tax liabilities that will begin to expire in 2031.

The Company’s ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations pursuant to Internal Revenue Code Sections 382 and 383 as a result of ownership changes in the past and future. As a result of ownership changes in 2012 and 2011, $3.6 million of federal net operating loss carryforwards, $3.6 million of state net operating loss carryforwards, and $0.2 million of federal tax credits are permanently limited. Deferred tax assets for net operating losses and tax credits have been reduced and a corresponding adjustment to the valuation allowance has been recorded. Based upon information available through the reporting date, the Company is not aware of any other changes in ownership that would result in material limitations under Section 382 as of December 31, 2021.

The valuation allowance increased by $139.5 million and $74.3 million during the years ended December 31, 2021 and 2020, respectively.

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$46,662	$39,954	$33,727
Additions based on tax positions related to current year	8,542	6,950	5,575
Additions for tax positions of prior years	356	382	652
Reductions for tax positions of prior years	(200)	(624)	—
Balance at end of year	$55,360	$46,662	$39,954

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2021 and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next year.

It is the Company’s intention to reinvest the earnings of its non-U.S. subsidiaries in their operations. As of December 31, 2021, the Company had not made a provision for any incremental foreign withholding taxes on approximately $4.1 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount of withholding taxes.

The Company files income tax returns in the U.S. federal, forty state tax jurisdictions, and ten foreign countries. The federal and state income tax returns from inception to December 31, 2021 remain subject to examination.

14.
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

As of December 31, 2021, the aggregate payments under contractually binding manufacturing and service agreements are as follows (in thousands):

	Year Ended December 31,
	2022	2023
Manufacturing and Services	19,225	774

The terms of certain of the Company’s licenses, royalties, development and collaboration agreements, as well as other research and development activities, require the Company to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in “Note 7. License and Research Agreements”.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

15.
Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2021, 2020, and 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(454,025)	$(186,566)	$(402,727)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	67,795,540	60,845,550	56,576,885
Net loss per share, basic and diluted	$(6.70)	$(3.07)	$(7.12)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock, RSUs, and PSUs	8,214,063	8,532,236	7,978,666
Employee stock purchase plan	3,511	2,626	3,953
Common stock warrants	—	29,449	149,700
	8,217,574	8,564,311	8,132,319

16.
Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Cumulative foreign currency translation adjustment	$(121)	$429
Unrealized gain (loss) on securities available-for-sale	(1,283)	260
Total accumulated other comprehensive income (loss)	$(1,404)	$689

17.
Subsequent Events

On January 7, 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Under the terms of the agreement, Regeneron received a $30.0 million upfront payment and is eligible to receive up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product in countries outside of the U.S. and will make payments to Regeneron based on net sales of the product. The Company will share in certain costs for global trials led by Regeneron and also have the right to opt into other potential indications.