Form 10-Q
period 2022-03-31
Ultragenyx Pharmaceutical Inc.
filed 2022-05-06
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 69,930,191 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$153,988	$307,584
Marketable debt securities	444,333	432,612
Accounts receivable, net	28,369	28,432
Inventory	17,809	16,231
Prepaid expenses and other current assets	63,020	71,745
Total current assets	707,519	856,604
Property, plant, and equipment, net	177,073	141,247
Equity investments	25,596	34,925
Marketable debt securities	215,526	258,933
Right-of-use assets	32,699	34,936
Intangible assets, net	159,992	130,788
Goodwill	44,406	44,406
Other assets	21,218	20,558
Total assets	$1,384,029	$1,522,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,685	$17,138
Accrued liabilities	126,356	145,555
Contract liabilities	5,867	7,609
Lease liabilities	11,323	11,066
Total current liabilities	167,231	181,368
Contract liabilities	—	1,467
Lease liabilities	28,043	30,904
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	355,633	351,786
Other liabilities	3,392	1,005
Total liabilities	587,605	599,836
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock — 250,000,000 shares authorized; 69,796,940 and 69,344,998 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	70	69
Additional paid-in capital	3,028,829	2,997,497
Accumulated other comprehensive loss	(6,554)	(1,404)
Accumulated deficit	(2,225,921)	(2,073,601)
Total stockholders’ equity	796,424	922,561
Total liabilities and stockholders’ equity	$1,384,029	$1,522,397

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Collaboration and license	$48,413	$79,010
Product sales	26,684	16,513
Non-cash collaboration royalty revenue	4,838	3,872
Total revenues	79,935	99,395
Operating expenses:
Cost of sales	6,100	5,188
Research and development	143,155	147,518
Selling, general and administrative	67,312	53,258
Total operating expenses	216,567	205,964
Loss from operations	(136,632)	(106,569)
Interest income	494	639
Change in fair value of equity investments	(9,329)	(20,619)
Non-cash interest expense on liability related to the sale of future royalties	(6,584)	(8,418)
Other income (expense)	289	(795)
Loss before income taxes	(151,762)	(135,762)
Provision for income taxes	(558)	(379)
Net loss	$(152,320)	$(136,141)
Net loss per share, basic and diluted	$(2.19)	$(2.03)
Weighted-average shares used in computing net loss per share, basic and diluted	69,516,668	67,102,342

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(152,320)	$(136,141)
Other comprehensive loss:
Foreign currency translation adjustments	(60)	(285)
Unrealized loss on available-for-sale securities	(5,090)	(348)
Other comprehensive loss:	(5,150)	(633)
Total comprehensive loss	$(157,470)	$(136,774)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$922,561
Stock-based compensation	—	—	29,578	—	—	29,578
Issuance of common stock under equity plan awards, net of tax	451,942	1	1,754	—	—	1,755
Other comprehensive loss	—	—	—	(5,150)	—	(5,150)
Net loss	—	—	—	—	(152,320)	(152,320)
Balance as of March 31, 2022	69,796,940	$70	$3,028,829	$(6,554)	$(2,225,921)	$796,424

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	66,818,520	$67	$2,773,195	$689	$(1,619,576)	$1,154,375
Stock-based compensation	—	—	24,220	—	—	24,220
Issuance of common stock under equity plan awards, net of tax	620,957	—	12,761	—	—	12,761
Other comprehensive loss	—	—	—	(633)	—	(633)
Net loss	—	—	—	—	(136,141)	(136,141)
Balance as of March 31, 2021	67,439,477	$67	$2,810,176	$56	$(1,755,717)	$1,054,582

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(152,320)	$(136,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,396	24,254
Amortization of premium on marketable debt securities, net	1,894	940
Depreciation and amortization	4,088	3,367
Change in fair value of equity investments	9,329	20,619
Non-cash collaboration royalty revenue	(4,838)	(3,872)
Non-cash interest expense on liability related to the sale of future royalties	6,584	8,418
Other	35	325
Changes in operating assets and liabilities:
Accounts receivable	33	(1,993)
Inventory	(1,475)	474
Prepaid expenses and other assets	9,126	(10,656)
Accounts payable, accrued, and other liabilities	(16,164)	(23,602)
Contract liabilities	(3,209)	(41,479)
Net cash used in operating activities	(117,521)	(159,346)
Investing activities:
Purchase of property, plant, and equipment	(32,184)	(16,414)
Purchase of marketable debt securities	(203,710)	(405,230)
Proceeds from sale of marketable debt securities	39,422	14,980
Proceeds from maturities of marketable debt securities	188,990	224,240
Purchase of mutual funds related to nonqualified deferred compensation plan	(2,458)	—
Payment for intangible asset	(30,000)	—
Other	2,578	—
Net cash used in investing activities	(37,362)	(182,424)
Financing activities:
Proceeds from the issuance of common stock from equity plan awards, net	1,755	12,761
Other	(143)	(112)
Net cash provided by financing activities	1,612	12,649
Effect of exchange rate changes on cash	(108)	(771)
Net decrease in cash, cash equivalents and restricted cash	(153,379)	(329,892)
Cash, cash equivalents and restricted cash at beginning of period	309,585	726,294
Cash, cash equivalents and restricted cash at end of period	$156,206	$396,402

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$132	$—
Non-cash interest expense on liability related to the sale of future royalties capitalized into ending property, plant and equipment	$2,101	$—

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

Mepsevii® (vestronidase alfa) is approved by the FDA as the first medicine for the treatment of children and adults with mucopolysaccharidosis VII (MPS VII), also known as Sly syndrome. In the European Union and the United Kingdom, Mepsevii is approved under exceptional circumstances for patients of all ages for the treatment of non-neurological manifestations of MPS VII. In Brazil, Mepsevii is approved for the treatment of MPS VII for patients of all ages.

Dojolvi® (triheptanoin) is approved in the U.S., Canada, and Brazil for the treatment of pediatric and adult patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD).

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that the Company will likely need to raise additional capital to fully implement its business plans. Through March 31, 2022, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations.

The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 15, 2022 (Annual Report) with the United States Securities and Exchange Commission (the SEC).

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

Use of Estimates

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, stock-based compensation, revenue recognition, and the liability related to the sale of future royalties. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

	March 31,
	2022	2021
Cash and cash equivalents	$153,988	$383,794
Restricted cash included in prepaid expenses and other current assets	217	10,687
Restricted cash included in other assets	2,001	1,921
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$156,206	$396,402

Credit Losses

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. For trade receivables and other instruments, the Company uses a forward-looking expected loss model that generally results in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities.

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities for the three months ended March 31, 2022 and 2021.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$113,600	$—	$—	$113,600
Certificate of deposits and time deposits	—	27,101	—	27,101
Corporate bonds	—	384,474	—	384,474
Commercial paper	—	120,685	—	120,685
Asset-backed securities	—	12,875	—	12,875
U.S. Government Treasury and agency securities	7,172	106,344	—	113,516
Debt securities in government-sponsored entities	—	19,328	—	19,328
Investments in Arcturus and Solid common stock	22,871	—	—	22,871
Other	—	3,400	—	3,400
Total	$143,643	$674,207	$—	$817,850

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$266,765	$—	$—	$266,765
Certificate of deposits and time deposits	—	16,000	—	16,000
Corporate bonds	—	349,691	—	349,691
Commercial paper	—	187,624	—	187,624
Asset-backed securities	—	41,245	—	41,245
U.S. Government Treasury and agency securities	—	87,435	—	87,435
Debt securities in government-sponsored entities	—	19,549	—	19,549
Investments in Arcturus and Solid common stock	32,200	—	—	32,200
Other	—	942	—	942
Total	$298,965	$702,486	$—	$1,001,451

4. Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	March 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$113,600	$—	$—	$113,600
Certificates of deposit and time deposits	27,101	—	—	27,101
Corporate bonds	389,619	1	(5,146)	384,474
Commercial paper	120,686	—	(1)	120,685
Asset-backed securities	12,924	—	(49)	12,875
U.S. Government Treasury and agency securities	114,445	29	(958)	113,516
Debt securities in government-sponsored entities	19,577	—	(249)	19,328
Total	$797,952	$30	$(6,403)	$791,579

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$266,765	$—	$—	$266,765
Certificates of deposit and time deposits	16,000	—	—	16,000
Corporate bonds	350,667	3	(979)	349,691
Commercial paper	187,624	—	—	187,624
Asset-backed securities	41,282	1	(38)	41,245
U.S. Government Treasury and agency securities	87,642	1	(208)	87,435
Debt securities in government-sponsored entities	19,612	—	(63)	19,549
Total	$969,592	$5	$(1,288)	$968,309

At March 31, 2022, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the three months ended March 31, 2022 and 2021. The unrealized losses on the Company’s investments in marketable debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the par value.

Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of these investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. All marketable securities with unrealized losses at March 31, 2022 have been in a loss position for less than twelve months.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Work-in-process	$11,989	$10,504
Finished goods	5,820	5,727
Total inventory	$17,809	$16,231

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Research, clinical study, and manufacturing expenses	$40,092	$40,880
Payroll and related expenses	41,638	62,591
Other	44,626	42,084
Total accrued liabilities	$126,356	$145,555

5. Revenue

The following table disaggregates total revenues from customers (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$45,164	$36,260
Daiichi Sankyo	3,249	42,750
Total collaboration and license revenue	48,413	79,010
Product sales:
Crysvita	9,394	5,872
Mepsevii	4,861	3,607
Dojolvi	12,429	7,034
Total product sales	26,684	16,513
Crysvita non-cash collaboration royalty revenue	4,838	3,872
Total revenues	$79,935	$99,395

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended
	March 31,
	2022	2021
U.S. and Canada	$61,917	$87,742
Europe	8,227	5,637
Latin America	9,791	6,016
Total revenues	$79,935	$99,395

The following table presents changes in the contract liabilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance of contract liabilities at beginning of period	$(9,076)	$(66,568)
Additions	(40)	(1,271)
Deductions	3,249	42,750
Balance of contract liabilities at end of period	$(5,867)	$(25,089)

See Note 6 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance accounted for 61% and 71% of the total accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively, and was due from a collaboration partner.

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

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Company's share of revenue in profit- share territory	$45,164	$36,260
Non-cash royalty revenue in European territory	4,838	3,872
Total	$50,002	$40,132

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $9.4 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$4,619	$6,185
Selling, general and administrative	9,196	7,495
Total	$13,815	$13,680

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $17.4 million and $20.2 million from profit-share revenue and royalties and other receivables recorded in prepaid expenses and other current assets of $3.8 million and $16.0 million and accrued liabilities of $4.2 million and $2.3 million from commercial and development activity reimbursements, as of March 31, 2022 and December 31, 2021, respectively.

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of the IND, which occurred in January 2020, the Company elected to extend the option period by paying an option extension payment of $25.0 million (option extension premium) during the quarter ended March 31, 2020, which was recorded as an in-process research and development expense. In April 2022, the parties entered into an amendment to the Unitholder Option Agreement (the “Amendment”) which provides the Company with an additional, earlier option to acquire GeneTx for a payment of $75.0 million based on the earlier of receipt of interim data in the Phase 1/2 study or a specified date (such option, the “Interim Option”). After such date, the Company has the right to acquire GeneTx for a payment of $125.0 million until the earlier of 30 months from the first dosing of a patient in the Phase 1/2 study (subject to extensions) or 90 days after results are available from that study. This exclusive option to acquire GeneTx can be extended under certain circumstances by one additional three month period, by paying an additional extension fee. Pursuant to the Amendment, in the event the Company acquires GeneTx by exercising the Interim Option, the Company will be required to make a milestone payment to GeneTx in an amount up to $30.0 million upon achievement of the earlier of a Phase 3 clinical study start and product approvals in Canada and the U.K.

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

Daiichi Sankyo

In March 2020, the Company executed a License and Technology Access Agreement (the License Agreement) with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo). Pursuant to the License Agreement, the Company granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to its Pinnacle PCLTM producer cell line platform (Pinnacle PCL Platform), and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products.

Under the terms of the License Agreement, Daiichi Sankyo made an upfront payment of $125.0 million and an additional $25.0 million upon completion of the technology transfer of the Pinnacle PCL Platform and HEK293 platform. Daiichi Sankyo reimbursed the Company for all costs associated with the transfer of the manufacturing technology and will pay single-digit royalties on net sales of products manufactured in either system.

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

The License Agreement, the Sublicense Agreement, and the SPA are being accounted for as one arrangement because they were entered into at or near the same time and negotiated in contemplation of one another. The Company evaluated the License Agreement and the Sublicense Agreement under ASC 606 and determined that the performance obligations under the agreements are (i) intellectual property with respect to its Pinnacle PCL Platform and HEK293 transient transfection manufacturing technology platform together with the initial technical assistance and technology transfer services, which was completed in the first quarter of 2022, and (ii) the transfer of any know-how and improvements after the completion of the initial technology transfer through the end of the three year technology transfer period ending March 2023.

As of March 31, 2022, the Company has determined that the total transaction price of the License Agreement was $183.3 million which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.6 million estimated reimbursement amount for delivering the license and technology services. Total revenue recognized under the license agreement through March 31, 2022 was $177.5 million.

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services was recognized over an initial period which was completed during the first quarter of 2022, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer is being recognized on a straight-line basis over the remaining technology transfer period, which ends in March 2023, as it is expected that Daiichi Sankyo will receive and consume the benefits consistently throughout the period. Royalties from commercial sales will be accounted for as revenue upon achievement of such sales, assuming all other revenue recognition criteria are met.

The Company recognized $3.2 million and $42.8 million for the three months ended March 31, 2022 and 2021, respectively, in revenue related to this arrangement. Accordingly, the Company had recorded $5.9 and $9.1 million of contract liabilities, net, as of March 31, 2022 and December 31, 2021, respectively. The Company recorded an accounts receivable related to the above agreements of nil and $0.1 million as of March 31, 2022 and December 31, 2021, respectively.

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

Regeneron Pharmaceuticals, Inc.

In January 2022, the Company announced a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to commercialize Evkeeza for HoFH outside of the U.S. Evkeeza is approved in the U.S., where it is marketed by Regeneron and in the European Economic Area, or EEA, as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol- lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company will share in certain costs for global trials led by Regeneron and also have the right to opt into other potential indications. The Company may be obligated to pay up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones.

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company would be the principal in future sale transactions with the customer, the Company will recognize product sales and cost of sales in the period the related sale occurs and the related revenue recognition criteria are met. Under the collaboration agreement, Regeneron will supply the product and will charge the Company a transfer price from the low 20% range up to 40% on net sales, which will be recognized as cost of sales in the Company's Statement of Operations.

Upon the closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. As the upfront payment was related to the Company's usage of intellectual property related to Evkeeza for HoFH, the upfront payment was recorded on the Consolidated Balance Sheet as an intangible asset, which is being amortized over its useful life of 10.5 years.

The Company recorded costs of goods sold of $0.7 million for the three months ended March 31, 2022, related to the amortization of the intangible asset. Further, the Company reimbursed Regeneron for certain development costs of $0.6 million for the three months ended March 31, 2022. No sales of Evkeeza were recorded for the three months ended March 31, 2022.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have not been material changes in these arrangements as disclosed in Note 7 to the Consolidated Financial Statements in the Annual Report.

Under the financial terms of these arrangements, the Company may be required to make payments upon achievement of developmental, regulatory, and commercial milestones, which could be significant. Future milestone payments, if any, will be reflected in the Condensed Consolidated Statements of Operations upon the occurrence of the contingent event. In addition, the Company may be required to pay royalties on future sales if products related to these arrangements are commercialized. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

As described in the Annual Report, in connection with the Company’s collaborations with Solid Biosciences, Inc. (Solid) and Arcturus Therapeutic Holding, Inc. (Arcturus), the Company holds certain equity interests in each entity. The changes in the fair value of the Company’s equity investments in the common stock of Solid and Arcturus were as follows (in thousands ):

Common stock
As of December 31, 2020	154,756
Change in fair value	(42,713)
Sale of shares	(79,843)
December 31, 2021	32,200
Change in fair value	(9,329)
March 31, 2022	$22,871

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

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company's effective annual interest rate was approximately 9.6% as of March 31, 2022.

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

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
December 31, 2020	$335,665
Non-cash collaboration royalty revenue	(17,951)
Non-cash interest expense	34,072
December 31, 2021	351,786
Non-cash collaboration royalty revenue	(4,838)
Non-cash interest expense	8,685
March 31, 2022	$355,633

8. Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2022, there were 2,008,628 shares reserved under the 2014 Plan for the future issuance of equity awards, 4,698,895 shares reserved for the 2014 Employee Stock Purchase Plan, and 436,063 shares reserved for the Employment Inducement Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$175	$379
Research and development	16,907	13,489
Selling, general and administrative	12,305	10,430
Total stock-based compensation expense	$29,387	$24,298

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock, restricted stock units, and performance stock units	9,363,681	8,084,585
Employee stock purchase plan	23,276	33,636
	9,386,957	8,118,221

10. Equity Transactions

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. As of March 31, 2022, the Company has sold 1,050,372 shares under the arrangement resulting in net proceeds of approximately $78.9 million. No shares were sold under the arrangement for the three months ended March 31, 2022.

11. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Foreign currency translation adjustments	$(181)	$(121)
Unrealized loss on available-for-sale securities	(6,373)	(1,283)
Total accumulated other comprehensive loss	$(6,554)	$(1,404)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes in Item 1 and with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).

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

Impact of COVID-19 Pandemic

Our business operations have been and continue to be affected by the COVID-19 pandemic. In addition to some impact on our preclinical manufacturing activities and certain regulatory interactions, we have experienced interruptions to our clinical trial activities, primarily due to delays or disruptions to patient enrollment and dosing as a result of the diversion of clinic and hospital staff and resources to COVID-19 patients. The continuing outbreak has caused delays in delivery of ancillary clinical trial materials as certain of our third-party manufacturers or suppliers prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study or manufacture of treatments or vaccinations for COVID-19. Staffing shortages and other effects from the pandemic have also made it difficult for us to identify new patients for our commercialized products, which may result in loss of revenue.

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

Our biologic products include approved therapies Crysvita® (burosumab), Mepsevii® (vestronidase alfa), and Evkeeza® (evinacumab) and UX143 in clinical development:

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

Crysvita is also approved in the U.S. and Canada for the treatment of FGF23-related hypophosphatemia in tumor-induced osteomalacia, or TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older. TIO can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

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
•
Evkeeza is a fully human monoclonal antibody that binds to and blocks the function of angiopoietin-like 3 (ANGPTL3), a protein that plays a key role in lipid metabolism. Evkeeza is an approved therapy for the treatment of homozygous familial hypercholesterolemia, or HoFH, a rare inherited condition. HoFH occurs when two copies of the familial hypercholesterolemia (FH)-causing genes are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of LDL-C, or bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals (Regeneron), and the European Economic Area (EEA) as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol (LDL-C) lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. There are approximately 3,000 to 5,000 patients with HoFH in the Ultragenyx key markets.
•
UX143 (setrusumab), which is subject to our collaboration agreement with Mereo Biopharma 3 (Mereo), and the lead clinical asset in our bone endocrinology franchise, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. Setrusumab is being studied for the treatment of osteogenesis imperfecta (OI) and has received orphan drug designation from the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA), rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program (PRIME). There are an estimated 60,000 patients in the developed world affected by OI. A Phase 2/3 study of setrusumab in pediatric and young adult patients with OI was initiated in April 2022 and a separate study is currently being planned for younger children and an extension study for adults with OI.

Our small molecule products include the approved therapy Dojolvi® (triheptanoin):

•
Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride specifically designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement for people with long-chain fatty acid oxidation disorders, or LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is approved and commercially available in the U.S. and Canada as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD. We have received marketing authorization from the Brazilian Health Regulatory Agency (ANVISA) and are in the process of seeking reimbursement approval. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

Our clinical-stage gene therapy pipeline includes DTX401, DTX301, DTX201 and UX701:

•
DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. A Pediatric Investigation Plan, or PIP, was accepted by the EMA. DTX401 has been granted Orphan Drug Designation in both the U.S. and in the EU, and Regenerative Medicine Advanced Therapy (RMAT) designation and Fast Track designation in the U.S. Patients are being enrolled and dosed in the Phase 3 study of DTX401.
•
DTX301 is an AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder, and there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the U.S. and in the EU and Fast Track Designation in the U.S. Phase 3 study start-up activities are ongoing with the first patients in the U.S. expected to enter a 4-to 8-week baseline screening period in mid-2022, after which they would receive a single dose of DTX301 or placebo.

•
DTX201 is a Factor VIII gene therapy program for the treatment of hemophilia A that is being developed in collaboration with Bayer Healthcare LLC, or Bayer. Hemophilia A is the most common form of hemophilia with approximately 144,000 patients in the developed world. A number of patients across multiple cohorts have been dosed with DTX201.
•
UX701 is an AAV type 9 gene therapy product candidate designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to patients with Wilson disease. Wilson disease affects more than 50,000 individuals in the developed world. UX701 was granted Orphan Drug Designation in the U.S. and EU. Patients with Wilson disease are currently being enrolled and dosed in the seamless Phase 1/2/3 study of UX701, the Cyprus2+study.

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
•
UX053 is an mRNA product candidate designed for the treatment of patients with GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII affects more than 10,000 patients in the developed world. UX053 was granted Orphan Drug Designation in the U.S. and EU. The single-dose portion of a Phase 1/2 study of UX053 is ongoing.

The following table summarizes our approved products and clinical product candidate pipeline:

Recent Program Updates

Evkeeza for the treatment of HoFH

In January 2022, we announced a collaboration with Regeneron Pharmaceuticals (Regeneron) to commercialize Evkeeza outside of the U.S. Evkeeza is a fully human monoclonal antibody that binds to and blocks the function of angiopoietin-like 3 (ANGPTL3), a protein that plays a key role in lipid metabolism, and is approved for the treatment of homozygous familial hypercholesterolemia, or HoFH, a rare inherited condition.

Clinical Product Candidates

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

We are enrolling and dosing patients in the Phase 3 study of DTX401. The Phase 3 study has a 48-week primary efficacy analysis period and we plan to enroll approximately 50 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch while maintaining glucose control.

DTX301 for the treatment of ornithine transcarbamylase, or OTC, deficiency

We are currently in the process of initiating a Phase 3 study that will include a 64-week primary efficacy analysis period and plan to enroll approximately 50 patients 12 years of age and older, randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. The co-primary endpoints are the percentage of patients who achieve a response as measured by discontinuation or reduction in baseline disease management and the 24-hour plasma ammonia levels. The first patients in the U.S. are expected to enter an approximate 4-to 8-week baseline screening period in mid-2022, after which they are expected to receive a single dose of DTX301 or placebo.

UX701 for the treatment of Wilson Disease

We are enrolling and dosing patients with Wilson disease in the seamless Phase 1/2/3 study of UX701, or the Cyprus2+ study.

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

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta (OI), in collaboration with Mereo BioPharma 3 Limited, or Mereo

We are dosing patients in a pediatric and young adult Phase 2/3 study. The objective of the Phase 2/3 study will first focus on determining the optimal dose based on increases in collagen production using serum P1NP levels and an acceptable safety profile. Following determination of the dose, we currently intend to adapt the study into a pivotal Phase 3 stage, evaluating fracture reduction over an estimated 15 to 24 months as the primary endpoint, subject to regulatory review. We currently expect a separate Phase 2 study of patients under age five with OI to start in the second half of 2022. We will also continue to evaluate adult patients who were previously treated in the Phase 2b ASTEROID study that was conducted by Mereo.

GTX-102 for the treatment of Angelman Syndrome, partnered with GeneTx

In January 2022, we provided an initial update on the first four patients treated in Canada and the U.K. under the amended protocol for the phase 1/2 study of GTX-102. As of the update, all four patients had received multiple doses of GTX-102 with no treatment-related serious adverse events of any type nor adverse events related to lower extremity weakness. As of January 2022, three patients had received a preliminary assessment of clinical response and all have shown early signs of clinical activity. The data safety monitoring board (DSMB) for Cohort 4 recommended dose escalation for the first two patients and enrollment of the additional four patients in this cohort. Later in January 2022, the DSMB for Cohort 5 met and also recommended dose escalation and expansion of that cohort.

As of February 14, 2022, patients naïve to prior treatment with GTX-102 have been screened in the U.S. and dosing has begun.

We plan to provide an additional update on patients in Cohorts 4 and 5 in Canada and the U.K. in mid-2022.

UX053 for the treatment of glycogen storage disease type III, or GSDIII

We are dosing patients in a Phase 1/2 study of UX053 for the treatment of GSDIII. Part 1 of the study is open label with single-ascending doses. Part 2 is double-blind and will evaluate repeat doses at escalating levels. We currently expect preliminary data from Part 1 of the study and to initiate Part 2 of the study in the second half of 2022.

Other Development

In April 2022, we announced the appointment of Amrit Ray, M.D., M.B.A. to the company’s Board of Directors, effective April 19, 2022. Dr. Ray currently serves as Chief Patient Officer at Biohaven Pharmaceuticals. He is also currently a member of the board of directors of CorEvitas, LLC and a member of the board of directors at EveryLife Foundation for Rare Diseases.

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

We have incurred net losses in each year since inception. Our net loss was $152.3 million and $136.1 for the three months ended March 31, 2022 and 2021, respectively. Net loss for the three months ended March 31, 2022 and 2021 included losses of $9.3 million and $20.6 million, respectively, resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc. (Arcturus) and Solid Biosciences Inc. (Solid) equity securities. Other than changes in the fair value of our investments, substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three months ended March 31, 2022 our total revenues were $79.9 million, compared to $99.4 million for the same period in 2021. Revenue for the three months ended March 31, 2022 included $3.2 million from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo), as compared to $42.8 million for the same period in 2021. The decrease in collaboration revenue with Daiichi Sankyo was partially offset by higher revenue from Crysvita collaboration revenue in the profit-share territory, an increase in revenue for our approved products, and an increase in collaboration royalty revenue.

As of March 31, 2022, we had $813.8 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021:

Revenue (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$45,164	$36,260	$8,904	25%
Daiichi Sankyo	3,249	42,750	(39,501)	-92%
Total collaboration and license revenue	48,413	79,010	(30,597)	-39%
Product sales:
Crysvita	9,394	5,872	3,522	60%
Mepsevii	4,861	3,607	1,254	35%
Dojolvi	12,429	7,034	5,395	77%
Total product sales	26,684	16,513	10,171	62%
Crysvita non-cash collaboration royalty revenue	4,838	3,872	966	25%
Total revenues	$79,935	$99,395	$(19,460)	-20%

For the three months ended March 31, 2022, our share of Crysvita collaboration revenue in the profit-share territory increased by $8.9 million, as compared to the same period in 2021. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

In March 2020, we executed a license agreement with Daiichi Sankyo. For the three months ended March 31, 2022, the collaboration and license revenue from this arrangement decreased by $39.5 million, as compared to the same period in 2021. The decrease in the three months period ended March 31, 2022 was related to the relative progress toward complete satisfaction of the individual performance obligation using an input measure of the technology transfer period, which was completed as of March 31, 2022.

The increase in product sales of $10.2 million for the three months ended March 31, 2022, compared to the same period in 2021 was primarily due to continued momentum from the commercial launch of Dojolvi in the U.S., continuing increase in demand for our other approved products, and an increase in sales of our products under our named patient program in certain countries.

The increase in Crysvita non-cash collaboration royalty revenue of $1.0 million for the three months ended March 31, 2022, compared to the same period in 2021 primarily reflects the launch progress by our collaboration partner in European countries and an increase in the number of patients on therapy.

Cost of Sales (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Cost of sales	$6,100	$5,188	$912	18%

Cost of sales increased by $0.9 million for the three months ended March 31, 2022, compared to the same period in 2021. The increase was due to increased demand for our approved products, and amortization of the intangible asset related to our license from Regeneron for Evkeeza. This was offset by lower reserves for excess inventory write-downs with $0.1 million recorded for the three months ended March 31, 2022, compared to $1.7 million recorded for the same period in 2021.

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

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Commercial programs	$13,064	$13,661	$(597)	-4%
Clinical programs:
Gene therapy programs	40,280	21,362	18,918	89%
Nucleic acid and other biologic programs	20,474	9,024	11,450	127%
Translational research	20,327	12,613	7,714	61%
Upfront license and milestone fees	—	50,000	(50,000)	-100%
Infrastructure	16,384	14,862	1,522	10%
Stock-based compensation	16,907	13,489	3,418	25%
Other research and development	15,719	12,507	3,212	26%
Total research and development expenses	$143,155	$147,518	$(4,363)	-3%

Total research and development expenses decreased $4.4 million for the three months ended March 31, 2022, compared to the same period in 2021. The change in research and development expenses was primarily due to:

•
for commercial programs, a decrease of $0.6 million for the three months ended March 31, 2022, primarily related to reduced R&D personnel allocations to commercial programs;
•
for gene therapy programs, an increase of $18.9 million for the three months ended March 31, 2022, primarily related to increases in clinical manufacturing expenses for DTX401 and DTX301;
•
for nucleic acid and other biologic programs, an increase of $11.5 million for the three months ended March 31, 2022, primarily related to the addition of expenses related to UX053, following its IND approval in March 2021, and UX143 as we entered into a License and Collaboration Agreement with Mereo BioPharma 3 Limited, or Mereo, to collaborate on the development of UX143 effective January 2021. The increase was partially offset by the classification of expenses for the TIO indication for Crysvita to commercial programs for the three months ended March 31, 2022;
•
for translational research, an increase of $7.7 million for the three months ended March 31, 2022, primarily related to IND-enabling development costs for multiple research projects;
•
for upfront license and milestone fees, a decrease of $50.0 million for the three months ended March 31, 2022 due to no fees incurred for the three months ended March 31, 2022, as compared to the $50.0 million upfront fee recognized for the Mereo license for the three months ended March 31, 2021;
•
for infrastructure, an increase of $1.5 million for the three months ended March 31, 2022, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, implementation of COVID-related policies and safety protocols, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, an increase of $3.4 million for the three months ended March 31, 2022, primarily related to an increase in employee headcount; and
•
for other research and development expenses, an increase of $3.2 million for the three months ended March 31, 2022, primarily related to increased staffing to support internal manufacturing, increased travel, and increased administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Selling, general and administrative	$67,312	$53,258	$14,054	26%

Selling, general and administrative expenses increased by $14.1 million for the three months ended March 31, 2022, compared to the same period in 2021. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Interest income	$494	$639	$(145)	-23%

Interest income decreased by $0.1 million for the three months ended March 31, 2022, compared to the same periods in 2021, primarily due to lower average balances in our marketable debt securities.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Change in fair value of equity investments	$(9,329)	$(20,619)	$11,290	-55%

For the three months ended March 31, 2022, we recorded a net decrease in the fair value of our equity investments of $9.3 million. The fair value of our equity investments in Arcturus and Solid decreased by $5.0 million and $4.3 million, respectively during the period.

For the three months ended March 31, 2021, we recorded a net decrease in the fair value of our equity investments of $20.6 million. The fair value of our equity investments in Arcturus and Solid decreased by $4.6 million and $16.0 million, respectively, during the period.

Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(6,584)	$(8,418)	$1,834	-22%

The non-cash interest expense on liability related to the sale of future royalties decreased by $1.8 million for the three months ended March 31, 2022, compared to the same periods in 2021 due to the capitalization of interest related to the construction-in-progress for the gene therapy manufacturing plant, slightly offset by the increase in the liability related to the sale of future royalties for net sales of Crysvita in the European territory. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Other income (expense)	$289	$(795)	$1,084	-136%

Other income increased by $1.1 million for the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
Provision for income taxes	$(558)	$(379)	$(179)	47%

The provision for incomes taxes increased by a nominal amount for the three months ended March 31, 2022, compared to the same period in 2021.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of March 31, 2022, we had $813.8 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. As of March 31, 2022, net proceeds from shares sold under the arrangement were approximately $78.9 million. No shares were sold under this arrangement for the three months ended March 31, 2022.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(117,521)	$(159,346)
Cash used in investing activities	(37,362)	(182,424)
Cash provided by financing activities	1,612	12,649
Effect of exchange rate changes on cash	(108)	(771)
Net decrease in cash, cash equivalents and restricted cash	$(153,379)	$(329,892)

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

Cash used in operating activities for the three months ended March 31, 2022 was $117.5 million and primarily reflected a net loss of $152.3 million and $4.8 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, offset by non-cash charges of $29.4 million for stock-based compensation, $1.9 million for the amortization of the premium paid on purchased marketable debt securities, $4.1 million for depreciation and amortization, $9.3 million for a change in fair value of equity investments in Arcturus and Solid, and $6.6 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $1.5 million decrease due to an increase in inventory for Mepsevii, a $16.2 million decrease due to a decrease in accounts payable, accrued liabilities, and other liabilities primarily due to the payout of the 2021 annual bonus, partially offset by an increase in accounts payable and general accrued liabilities related to timing differences, and a decrease of $3.2 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $9.1 million increase due to a decrease in prepaid expenses and other assets primarily due to a decrease in receivables due from collaboration partners.

Cash used in operating activities for the three months ended March 31, 2021 was $159.3 million and reflected a net loss of $136.1 million and $3.9 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $24.3 million for stock-based compensation, $0.9 million for the amortization of the premium paid on purchased marketable debt securities, $3.4 million for depreciation, $20.6 million for a change in fair value of equity investments from Arcturus and Solid, and $8.4 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $2.0 million decrease due to an increase in accounts receivable primarily related to higher revenues, a $10.7 million decrease in prepaid expenses and other assets primarily due to an increase in prepaid manufacturing, insurance, and subscriptions, a $23.6 million decrease in accounts payable, accrued liabilities, and other liabilities primarily due to the payout of 2020 annual bonuses, and a decrease of $41.5 million in contract liabilities, net primarily related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $0.5 million increase due to a decrease in inventory.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was $37.4 million and was primarily related to purchases of property, plant, and equipment of $32.2 million, purchases of marketable debt securities of $203.7 million, purchases of mutual funds related to our nonqualified deferred compensation plan of $2.5 million, and the payment to Regeneron for an intangible asset of $30.0 million, offset by proceeds from the sale of marketable debt securities of $39.4 million and maturities of marketable debt securities of $189.0 million.

Cash used in investing activities for the three months ended March 31, 2021 was $182.4 million and related to purchases of property and equipment of $16.4 million and purchases of marketable debt securities of $405.2 million, offset by proceeds from the sale of marketable debt securities of $15.0 million and maturities of marketable debt securities of $224.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $1.6 million and was primarily comprised of $1.8 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

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
•
the magnitude and extent to which the COVID-19 pandemic impacts our business operations and operating results, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – Risks Related to Our Business Operations;” and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition (including whether and when we exercise our option to acquire GeneTx pursuant to the terms of our Unitholder Option Agreement with them) and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

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

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases and manufacturing and service contract obligations.

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

There have been no material changes in our contractual obligations and commitments during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as contemplated by the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity investments that we hold in Arcturus and Solid. The carrying value of our equity investments held in Arcturus and Solid were $13.5 million and $9.4 million as of March 31, 2022, respectively, A hypothetical 10 percent decrease in the market price for our equity investments in Arcturus and Solid as of March 31, 2022 would decrease the fair value by $1.4 million and $0.9 million, respectively. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value of our investments in Arcturus and Solid is subject to wide fluctuations which may have a significant impact on our net income (loss) in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2022, we had cash, cash equivalents, and marketable debt securities totaling $813.8 million, compared to $999.1 million as of December 31, 2021, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates continue to increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of March 31, 2022 or December 31, 2021. To date, we have not experienced a loss of principal on any of these investments and as of March 31, 2022, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the three months ended March 31, 2022, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2022. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
•
Our exclusive rights to promote Crysvita in the U.S. and Canada will transition back to KKC.
•
Commercial success of our products depends on the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
•
We face uncertainty related to insurance coverage and reimbursement status of our newly approved products.
•
If we, or our third party partners, are unable to maintain effective proprietary rights for our products or product candidates, we may not be able to compete effectively.
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

As of March 31, 2022, our available cash, cash equivalents, and marketable debt securities were $813.8 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our future success is dependent on our ability to successfully commercialize our products and develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for three products that we have developed, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Further, as the clinical trial requirements of regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidates, the regulatory approval process for novel product candidates, such as our gene therapy product candidates, can be more expensive and take longer than for other product candidates, leading to fewer product approvals. To date, very few gene therapy products have received regulatory approval in the U.S. or Europe. The regulatory framework and oversight over development of gene therapy products has evolved and may continue to evolve in the future. Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health (NIH). The FDA and the NIH have published guidance with respect to the development and submission of gene therapy protocols. For example, in January 2020, the FDA issued final guidance to set forth the framework for the development, review and approval of gene therapies. The final guidance pertains to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. At the same time the FDA issued new draft guidance describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity; the draft guidance was finalized by the FDA in September 2021.

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

Under our agreement with KKC, KKC has the sole right to commercialize Crysvita in Europe and, at certain specified times, in the U.S., Canada, and Turkey, subject to a limited promotion right we retained. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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

Further, manufacturers that produce our products and product candidates may not have experience producing our products and product candidates at commercial levels and may not produce our products and product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization. We have not yet secured manufacturing capabilities for commercial quantities of all of our product candidates and may be unable to negotiate binding agreements with manufacturers to support our commercialization activities on commercially reasonable terms. Even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability. For instance, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in Latin America and the transfer price for commercial sales of the product in the U.S. and Canada is 35% of net sales through December 31, 2022 and 30% thereafter, which is higher than the typical cost of sales for companies focused on rare diseases.

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

We expect to need additional managerial, operational, marketing, financial, legal, and other resources to support our development and commercialization plans and strategies. In order to successfully commercialize our products as well as any additional products that may result from our development programs or that we acquire or license from third parties, we are building and expanding our commercial infrastructure in North America, Europe, Latin America and the Asia-Pacific region. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our exclusive rights to promote Crysvita in the U.S. and Canada will transition back to KKC.

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, we have the sole right to promote Crysvita in the U.S. and Canada, or the profit-share territory for a specified period of time, with KKC increasingly participating in the promotion of the product until the transition date of April 2023, which is the fifth anniversary of the commercial launch of the product in the U.S. After the transition date, KKC will have the right to promote the product, subject to a limited promotion right retained by us. The transition of responsibilities to KKC will require significant effort and may result in the diversion of management’s attention to transition activities. We may also encounter unexpected difficulties or incur unexpected costs in connection with such transition activities. Further, we cannot assure that we will have adequate commercial activity to support our North America field force and other aspects of our commercial infrastructure in the territory after the transition date and we may fail to retain members of our field teams due to such uncertainties. After the transition date, we will also solely bear the expenses related to the promotion of Crysvita in the profit-share territory pursuant to our limited promotion right, rather than share such expenses with KKC. Collaboration with KKC may not result in a seamless transition of responsibilities for KKC to promote the product in the profit-share territory after the transition date and the commercial success of Crysvita in the profit-share territory after the transition date will depend on, among other things, the efforts and allocation of resources of KKC.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to our biological products (Crysvita, Mepsevii and Evkeeza) and our biological product candidates. In the U.S., the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. Modification of the BPCI Act, or changes to the FDA’s interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for our biological products and product candidates.

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

While we normally seek and gain the right to fully prosecute the patents relating to our products or product candidates, there may be times when patents relating to our products or product candidates are controlled by our licensors. This is the case with our license agreements with KKC and Regeneron, who are primarily responsible for the prosecution of certain patents and patent applications covering Crysvita and Evkeeza, respectively.

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

If KKC, Regeneron, the University of Pennsylvania, REGENX, Arcturus or any of our future licensing partners fail to appropriately prosecute, maintain, and enforce patent protection for the patents covering any of our products or product candidates, our ability to develop and commercialize those products or product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.

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

Filing, prosecuting, and defending patents on our products or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Further, licensing partners such as KKC and Regeneron may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The COVID-19 pandemic has also impacted the timing of review of our submissions and may continue to do so in the future. The pandemic has also significantly impacted our commercialization efforts for our products. Illness from the more contagious omicron variant impacted the availability of certain of our field and sales medical teams and also resulted in staffing shortages at offices, clinics and hospitals, making it difficult to maintain consistent contact with our current patients or identify new patients for our commercialized products and product candidates. Further, certain of our patients may experience interruptions in insurance coverage due to job loss or change in employment status due to the economic impact from the pandemic, which would limit patient access to our products. Effects from government budgetary constraints, either in the U.S. or internationally, due to the economic impact of the pandemic, such as changes to state coverage rules under Medicaid programs in the U.S., could also impact continued insurance coverage and reimbursement for our products. Any of these events could impact our ability to commercialize our products and adversely affect our operating results and revenue.

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

We have opened our offices in the U.S. and there is the risk that employees may transmit or contract COVID-19 when they return to work onsite despite the safety protocols we have implemented. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to illness from COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Further, as our offices reopen, we have offered a significant percentage of our employees flexibility in the amount of time they work in the office. Our new office model, our vaccination policy or other workforce actions taken in response to the COVID-19 pandemic, may not meet the expectations of our workforce, which could adversely impact our ability to attract and retain certain employees.

The COVID-19 pandemic has already impacted our operations and those of our third-party partners. The magnitude and extent to which the outbreak may impact or continue to impact our business operations, clinical trial activities, product candidate approvals, supply chain and commercialization of our products and product candidates will continue to remain highly dependent on future developments, which are very uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the scope and magnitude of any resurgence in the outbreak due to virus mutations, such as the omicron or other new variants or other factors, the timing and efficacy of treatments and vaccines against virus mutations, the public acceptance of vaccines, the duration of, or implementation of additional, restrictions to contain the outbreak and the effectiveness of other actions taken in the U.S. and other countries to contain and address the pandemic. This pandemic also amplifies many of the other risks described throughout the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our Consolidated Balance Sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. We have also recorded contract-based intangible assets related to our license from third parties for certain assets related to Dojolvi following FDA approval of the product, in addition to the intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through the end of March 31, 2022.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2022, 2,008,628 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2022, 4,698,895 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted the Employment Inducement Plan (the Inducement Plan) with a maximum of 500,000 shares available for grant under the plan. At March 31, 2022, 436,063 shares were available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have been, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property, and employment matters and policies, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
10.1#*	Form of Performance Stock Unit Agreement (2022)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

# Indicates management contract or compensatory plan.

* Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

** The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is furnished to, and not deemed filed with, the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 5, 2022	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2022	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)