Form 10-Q
period 2022-06-30
Ultragenyx Pharmaceutical Inc.
filed 2022-07-29
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, the registrant had 70,036,868 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$159,868	$307,584
Marketable debt securities	382,927	432,612
Accounts receivable, net	37,207	28,432
Inventory	21,079	16,231
Prepaid expenses and other current assets	77,461	71,745
Total current assets	678,542	856,604
Property, plant, and equipment, net	207,381	141,247
Equity investments	15,412	34,925
Marketable debt securities	163,301	258,933
Right-of-use assets	31,245	34,936
Intangible assets, net	159,196	130,788
Goodwill	44,406	44,406
Other assets	21,144	20,558
Total assets	$1,320,627	$1,522,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,213	$17,138
Accrued liabilities	170,355	145,555
Contract liabilities	4,437	7,609
Lease liabilities	11,631	11,066
Total current liabilities	220,636	181,368
Contract liabilities	—	1,467
Lease liabilities	25,902	30,904
Deferred tax liabilities	33,306	33,306
Liability related to the sale of future royalties	358,942	351,786
Other liabilities	3,768	1,005
Total liabilities	642,554	599,836
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock — 250,000,000 shares authorized; 70,010,398 and 69,344,998 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	70	69
Additional paid-in capital	3,071,000	2,997,497
Accumulated other comprehensive loss	(8,914)	(1,404)
Accumulated deficit	(2,384,083)	(2,073,601)
Total stockholders’ equity	678,073	922,561
Total liabilities and stockholders’ equity	$1,320,627	$1,522,397

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Collaboration and license	$53,088	$63,940	$101,501	$142,950
Product sales	30,832	18,346	57,516	34,859
Non-cash collaboration royalty revenue	5,423	4,689	10,261	8,561
Total revenues	89,343	86,975	169,278	186,370
Operating expenses:
Cost of sales	8,270	3,136	14,370	8,324
Research and development	154,529	113,205	297,684	260,723
Selling, general and administrative	68,137	53,410	135,449	106,668
Total operating expenses	230,936	169,751	447,503	375,715
Loss from operations	(141,593)	(82,776)	(278,225)	(189,345)
Interest income	899	441	1,393	1,080
Change in fair value of equity investments	(10,184)	(31,046)	(19,513)	(51,665)
Non-cash interest expense on liability related to the sale of future royalties	(6,052)	(8,517)	(12,636)	(16,935)
Other expense	(930)	(67)	(641)	(862)
Loss before income taxes	(157,860)	(121,965)	(309,622)	(257,727)
Provision for income taxes	(302)	(463)	(860)	(842)
Net loss	$(158,162)	$(122,428)	$(310,482)	$(258,569)
Net loss per share, basic and diluted	$(2.26)	$(1.81)	$(4.45)	$(3.84)
Weighted-average shares used in computing net loss per share, basic and diluted	69,925,358	67,607,752	69,722,141	67,356,443

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(158,162)	$(122,428)	$(310,482)	$(258,569)
Other comprehensive income (loss):
Foreign currency translation adjustments	(731)	103	(791)	(182)
Unrealized gain (loss) on available-for-sale securities	(1,629)	73	(6,719)	(275)
Other comprehensive income (loss):	(2,360)	176	(7,510)	(457)
Total comprehensive loss	$(160,522)	$(122,252)	$(317,992)	$(259,026)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2022	69,796,940	$70	$3,028,829	$(6,554)	$(2,225,921)	$796,424
Stock-based compensation	—	—	36,188	—	—	36,188
Issuance of common stock under equity plan awards, net of tax	213,458	—	5,983	—	—	5,983
Other comprehensive loss	—	—	—	(2,360)	—	(2,360)
Net loss	—	—	—	—	(158,162)	(158,162)
Balance as of June 30, 2022	70,010,398	$70	$3,071,000	$(8,914)	$(2,384,083)	$678,073

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$922,561
Stock-based compensation	—	—	65,766	—	—	65,766
Issuance of common stock under equity plan awards, net of tax	665,400	1	7,737	—	—	7,738
Other comprehensive loss	—	—	—	(7,510)	—	(7,510)
Net loss	—	—	—	—	(310,482)	(310,482)
Balance as of June 30, 2022	70,010,398	$70	$3,071,000	$(8,914)	$(2,384,083)	$678,073

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2021	67,439,477	$67	$2,810,176	$56	$(1,755,717)	$1,054,582
Stock-based compensation	—	—	27,099	—	—	27,099
Issuance of common stock under equity plan awards, net of tax	325,473	1	12,741	—	—	12,742
Other comprehensive income	—	—	—	176	—	176
Net loss	—	—	—	—	(122,428)	(122,428)
Balance as of June 30, 2021	67,764,950	$68	$2,850,016	$232	$(1,878,145)	$972,171

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	66,818,520	$67	$2,773,195	$689	$(1,619,576)	$1,154,375
Stock-based compensation	—	—	51,319	—	—	51,319
Issuance of common stock under equity plan awards, net of tax	946,430	1	25,502	—	—	25,503
Other comprehensive loss	—	—	—	(457)	—	(457)
Net loss	—	—	—	—	(258,569)	(258,569)
Balance as of June 30, 2021	67,764,950	$68	$2,850,016	$232	$(1,878,145)	$972,171

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(310,482)	$(258,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	65,260	51,345
Amortization of premium on marketable debt securities, net	3,380	2,511
Depreciation and amortization	8,569	6,488
Change in fair value of equity investments	19,513	51,665
Non-cash collaboration royalty revenue	(10,261)	(8,561)
Non-cash interest expense on liability related to the sale of future royalties	12,636	16,935
Other	386	511
Changes in operating assets and liabilities:
Accounts receivable	(8,902)	(1,669)
Inventory	(4,705)	(2,174)
Prepaid expenses and other assets	(6,793)	(9,002)
Accounts payable, accrued, and other liabilities	41,260	(11,526)
Contract liabilities	(4,639)	(62,656)
Net cash used in operating activities	(194,778)	(224,702)
Investing activities:
Purchase of property, plant, and equipment	(63,107)	(36,485)
Purchase of marketable debt securities	(205,278)	(664,347)
Proceeds from sale of marketable debt securities	42,950	70,548
Proceeds from maturities of marketable debt securities	297,304	406,614
Payment for intangible asset	(30,000)	—
Other	(63)	—
Net cash provided by (used in) investing activities	41,806	(223,670)
Financing activities:
Proceeds from the issuance of common stock from equity plan awards, net	7,738	25,503
Other	(289)	(226)
Net cash provided by financing activities	7,449	25,277
Effect of exchange rate changes on cash	(1,346)	(323)
Net decrease in cash, cash equivalents and restricted cash	(146,869)	(423,418)
Cash, cash equivalents and restricted cash at beginning of period	309,585	726,294
Cash, cash equivalents and restricted cash at end of period	$162,716	$302,876

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$1,036	$2,301
Non-cash interest expense on liability related to the sale of future royalties capitalized into ending property, plant and equipment	$4,781	$—

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

In addition to the approved products, the Company has the following ongoing clinical development programs:

•
UX111 (formerly ABO-102) is an AAV9 gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A (MPS IIIA), a rare lysosomal storage disease. In May 2022, the Company announced an exclusive license agreement with Abeona Therapeutics Inc. (Abeona) for UX111 whereby the Company assumed responsibility for the UX111 program, as further described in Note 6;
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
•
GTX-102 is an antisense oligonucleotide (ASO), which the Company is developing through GeneTx Biotherapeutics LLC (GeneTx) for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. In July 2022, the Company executed its option to acquire GeneTx as further described in Note 12;
•
UX701 is an adeno-associated virus 9, (AAV9) gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease; and
•
UX053 is a messenger RNA (mRNA) product candidate designed for the treatment of patients with Glycogen Storage Disease Type III (GSDIII), a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle.

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes that the Company will likely need to raise additional capital to fully implement its business plans. Through June 30, 2022, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations.

The Company will likely raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 15, 2022 (Annual Report) with the U.S. Securities and Exchange Commission (the SEC).

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	June 30,
	2022	2021
Cash and cash equivalents	$159,868	$290,875
Restricted cash included in prepaid expenses and other current assets	517	10,000
Restricted cash included in other assets	2,331	2,001
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$162,716	$302,876

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities for the three and six months ended June 30, 2022 and 2021.

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

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain European territories to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, as further described in Note 7. The Company records the royalty revenue from the net sales of Crysvita in the applicable European territories on a prospective basis as non-cash royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangement.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$121,255	$—	$—	$121,255
Certificate of deposits and time deposits	—	23,907	—	23,907
Corporate bonds	—	326,733	—	326,733
Commercial paper	—	78,727	—	78,727
Asset-backed securities	—	10,351	—	10,351
U.S. Government Treasury and agency securities	7,181	93,581	—	100,762
Debt securities in government-sponsored entities	—	15,749	—	15,749
Investments in Arcturus and Solid common stock	12,687	—	—	12,687
Other	—	3,730	—	3,730
Total	$141,123	$552,778	$—	$693,901

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$266,765	$—	$—	$266,765
Certificate of deposits and time deposits	—	16,000	—	16,000
Corporate bonds	—	349,691	—	349,691
Commercial paper	—	187,624	—	187,624
Asset-backed securities	—	41,245	—	41,245
U.S. Government Treasury and agency securities	—	87,435	—	87,435
Debt securities in government-sponsored entities	—	19,549	—	19,549
Investments in Arcturus and Solid common stock	32,200	—	—	32,200
Other	—	942	—	942
Total	$298,965	$702,486	$—	$1,001,451

4. Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	June 30, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$121,255	$—	$—	$121,255
Certificates of deposit and time deposits	23,907	—	—	23,907
Corporate bonds	333,287	—	(6,554)	326,733
Commercial paper	78,727	—	—	78,727
Asset-backed securities	10,372	—	(21)	10,351
U.S. Government Treasury and agency securities	101,892	36	(1,166)	100,762
Debt securities in government-sponsored entities	16,046	—	(297)	15,749
Total	$685,486	$36	$(8,038)	$677,484

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$266,765	$—	$—	$266,765
Certificates of deposit and time deposits	16,000	—	—	16,000
Corporate bonds	350,667	3	(979)	349,691
Commercial paper	187,624	—	—	187,624
Asset-backed securities	41,282	1	(38)	41,245
U.S. Government Treasury and agency securities	87,642	1	(208)	87,435
Debt securities in government-sponsored entities	19,612	—	(63)	19,549
Total	$969,592	$5	$(1,288)	$968,309

At June 30, 2022, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the three and six months ended June 30, 2022 and 2021. The unrealized losses on the Company’s investments in marketable debt securities were caused by interest rate increases. All marketable securities with unrealized losses at June 30, 2022 have been in a loss position for less than twelve months except for two corporate bond securities with an aggregate fair value of $9.4 million and an aggregate unrealized loss of $0.2 million. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the par value. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of these investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Work-in-process	$16,189	$10,504
Finished goods	4,890	5,727
Total inventory	$21,079	$16,231

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research, clinical study, and manufacturing expenses	$67,743	$40,880
Payroll and related expenses	47,913	62,591
Other	54,699	42,084
Total accrued liabilities	$170,355	$145,555

5. Revenue

The following table disaggregates total revenues from customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$51,609	$41,756	$96,773	$78,016
Crysvita royalty revenue in European territory	—	228	—	228
Daiichi Sankyo	1,479	21,956	4,728	64,706
Total collaboration and license revenue	53,088	63,940	101,501	142,950
Product sales:
Crysvita	12,402	2,900	21,796	8,772
Mepsevii	4,933	5,399	9,794	9,006
Dojolvi	13,497	10,047	25,926	17,081
Total product sales	30,832	18,346	57,516	34,859
Crysvita non-cash collaboration royalty revenue	5,423	4,689	10,261	8,561
Total revenues	$89,343	$86,975	$169,278	$186,370

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. and Canada	$67,328	$75,567	$129,245	$163,309
Europe	9,476	6,700	17,703	12,337
Latin America	12,539	4,708	22,330	10,724
Total revenues	$89,343	$86,975	$169,278	$186,370

The following table presents changes in the contract liabilities (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance of contract liabilities at beginning of period	$9,076	$66,568
Additions	89	2,050
Deductions	(4,728)	(64,706)
Balance of contract liabilities at end of period	$4,437	$3,912

See Note 6 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance accounted for 54% and 71% of the total accounts receivable balance as of June 30, 2022 and December 31, 2021, respectively, and was due from a collaboration partner. The accounts receivable balance from a different customer accounted for 14% and nil of the total accounts receivable balance as of June 30, 2022 and December 31, 2021, respectively.

6. License and Research Agreements

Kyowa Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd. (KKC formerly Kyowa Hakko Kirin Co., Ltd. or KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the profit-share territory, and in the European Union, United Kingdom, and Switzerland, or the European territory, and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

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

Collaboration revenue related to sales in profit-share territory

The Company and KKC share commercial responsibilities and profits in the profit-share territory until April 2023. Under the collaboration agreement, KKC manufactures and supplies Crysvita for commercial use in the profit-share territory and charges the Company the transfer price of 35% of net sales through December 31, 2022, and 30% thereafter. The remaining profit or loss after supply costs from commercializing products in the profit-share territory are shared between the Company and KKC on a 50/50 basis until April 2023. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share from the mid-20% range up to 30%.

As KKC is the principal in the sale transaction with the customer, the Company recognizes a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurs. The Company concluded that its portion of KKC’s sales in the profit-share territory is analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty.

In July 2022, the Company sold its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning from April 2023 to OCM LS23 Holdings LP, an investment vehicle for OMERS, one of Canada’s largest defined benefit pension plans, as further described in Note 12.

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

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Company's share of revenue in profit- share territory	$51,609	$41,756	$96,773	$78,016
Royalty revenue in European territory	—	228	—	228
Non-cash royalty revenue in European territory	5,423	4,689	10,261	8,561
Total	$57,032	$46,673	$107,034	$86,805

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $12.4 million and $21.8 million for the three and six months ended June 30, 2022, respectively, and $2.9 million and $8.8 million for the three and six months ended June 30, 2021, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$4,321	$5,171	$8,940	$11,356
Selling, general and administrative	8,949	7,576	18,145	15,071
Total	$13,270	$12,747	$27,085	$26,427

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $20.1 million and $20.2 million from profit-share revenue and royalties and other receivables recorded in prepaid expenses and other current assets of $2.9 million and $16.0 million and accrued liabilities of $4.8 million and $2.3 million from commercial and development activity reimbursements, as of June 30, 2022 and December 31, 2021, respectively.

GeneTx

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome.

Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of the IND, which occurred in January 2020, the Company elected to extend the option period by paying an option extension payment of $25.0 million (option extension premium) during the quarter ended March 31, 2020, which was recorded as an in-process research and development expense. In April 2022, the parties entered into an amendment to the Unitholder Option Agreement (the “Amendment”) which provided the Company with an additional, earlier option to acquire GeneTx for the purchase price of $75.0 million based on the earlier of receipt of interim data in the Phase 1/2 study or a specified date (such option, the “Interim Option”).

During the exclusive option period, GeneTx was responsible for conducting the program based on the development plan agreed upon between the parties and, subject to the terms in the Program Agreement, had the decision-making authority on all matters in connection with the research, development, manufacturing and regulatory activities with respect to the Program. The Company provided support, at its discretion, including strategic guidance and clinical expertise.

In July 2022, the Company executed its option to acquire GeneTx as further described in Note 12.

Daichi Sankyo

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

As of June 30, 2022, the Company has determined that the total transaction price of the License Agreement was $183.4 million, which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.7 million estimated reimbursement amount for delivering the license and technology services. Total revenue recognized under the license agreement through June 30, 2022 was $178.9 million.

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

The Company recognized $1.5 million and $4.7 million for the three and six months ended June 30, 2022, respectively, and $22.0 million and $64.7 million for the three and six months ended June 30, 2021, respectively, in revenue related to this arrangement. Accordingly, the Company recorded $4.4 million and $9.1 million of contract liabilities, net, as of June 30, 2022 and December 31, 2021, respectively. The Company recorded an accounts receivable related to the above agreements of nil and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.

Mereo

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab. Under the terms of the agreement, the Company will lead future global development of setrusumab in both pediatric and adult patients with OI. The Company was granted an exclusive license to develop and commercialize setrusumab in the U.S., Turkey, and the rest of the world, excluding the European Economic Area, United Kingdom, and Switzerland, or the Mereo territory, where Mereo retains commercial rights. Each party will be responsible for post-marketing commitments and commercial supply in their respective territories.

Upon closing of the transaction in January 2021, the Company made a payment of $50.0 million to Mereo and will be required to make payments of up to $254.0 million upon the achievement of certain clinical, regulatory, and commercial milestones. The Company will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world (excluding the Mereo Territory), and Mereo will pay the Company a fixed double-digit percentage royalty on net sales in the Mereo Territory.

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

Regeneron

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Evkeeza is approved in the U.S., where it is marketed by Regeneron, and in the EEA as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol- lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company may be obligated to pay up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. The Company will share in certain costs for global trials led by Regeneron and also has the right to opt into other potential indications, including an exclusive right to negotiate a separate agreement with Regeneron to collaborate on the development and commercialization outside of the U.S. of Regeneron's investigational antibody for the treatment of fibrodysplasia ossificans progressiva (FOP). The Company’s option to negotiate an agreement for the treatment of FOP expired in July 2022.

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

Upon closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. As the upfront payment was related to the Company's usage of intellectual property related to Evkeeza for HoFH, the upfront payment was recorded on the Consolidated Balance Sheet as an intangible asset, which is being amortized over its useful life of 10.5 years.

The Company recorded costs of goods sold of $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively, related to the amortization of the intangible asset. Further, the Company reimbursed Regeneron for certain development costs of $1.3 million and $2.0 million for the three and six months ended June 30, 2022, respectively. No sales of Evkeeza were recorded for the three and six months ended June 30, 2022.

Abeona

In May 2022, the Company announced an exclusive License Agreement for the AAV gene therapy for UX111 with Abeona for the treatment of MPS IIIA. Under the terms of the agreement, the Company assumed responsibility for the UX111 program and in return, Abeona is eligible to receive tiered royalties of up to 10% on net sales and commercial milestone payments of up to $30.0 million following regulatory approval of the product. Additionally, the Company entered into an Assignment and Assumption Agreement with Abeona to transfer and assign to the Company the exclusive license agreement between Nationwide Children’s Hospital (NCH) and Abeona for certain rights related to UX111. Under this agreement, NCH is eligible to receive from the Company up to $1.0 million in development and regulatory milestones as well as royalties in the low single-digits of net sales.

The Company is obligated to pay Abeona certain prior development costs and other transition costs related to UX111. Prior to product regulatory approval, all consideration paid to Abeona represents rights to potential future benefits associated with

Abeona’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, the value of the acquired intellectual property rights and clinical inventory as well as prior development costs and transition costs amounting to $2.1 million were recorded as research and development expense.

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

As described in the Annual Report, in connection with the Company’s collaborations with Solid Biosciences, Inc. (Solid) and Arcturus Therapeutic Holding, Inc. (Arcturus), the Company holds certain equity interests in each entity. The changes in the fair value of the Company’s equity investments in the common stock of Solid and Arcturus were as follows (in thousands ):

Common stock
As of December 31, 2020	$154,756
Change in fair value	(42,713)
Sale of shares	(79,843)
December 31, 2021	32,200
Change in fair value	(19,513)
June 30, 2022	$12,687

7. Liability Related to the Sale of Future Royalties

In December 2019, the Company entered into a Royalty Purchase Agreement with RPI. Pursuant to the agreement, RPI paid $320.0 million to the Company in consideration for the right to receive royalty payments effective January 1, 2020, arising from the net sales of Crysvita in the European Union, the United Kingdom, and Switzerland under the terms of the Company’s Collaboration and License Agreement with KKC dated August 29, 2013, as amended (KKC Collaboration Agreement). The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

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

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. The Company's effective annual interest rate was approximately 9.6% as of June 30, 2022.

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

The following table shows the activity within the liability account (in thousands):

Liability related to the sale of future royalties
December 31, 2020	$335,665
Non-cash collaboration royalty revenue	(17,951)
Non-cash interest expense	34,072
December 31, 2021	351,786
Non-cash collaboration royalty revenue	(10,261)
Non-cash interest expense	17,417
June 30, 2022	$358,942

8. Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of June 30, 2022, there were 1,972,064 shares reserved under the 2014 Plan for the future issuance of equity awards, 4,640,287 shares reserved for the 2014 Employee Stock Purchase Plan, and 403,963 shares reserved for the Employment Inducement Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$330	$223	$505	$602
Research and development	20,430	15,094	37,337	28,583
Selling, general and administrative	15,105	11,825	27,410	22,255
Total stock-based compensation expense	$35,865	$27,142	$65,252	$51,440

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock, restricted stock units, and performance stock units	11,982,625	8,491,447	10,680,380	8,287,698
Employee stock purchase plan	13,880	8,621	6,978	4,334
	11,996,505	8,500,068	10,687,358	8,292,032

10. Equity Transactions

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. As of June 30, 2022, the Company has sold 1,050,372 shares under the arrangement resulting in net proceeds of approximately $78.9 million. No shares were sold under the arrangement for the three and six months ended June 30, 2022.

11. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Foreign currency translation adjustments	$(912)	$(121)
Unrealized loss on available-for-sale securities	(8,002)	(1,283)
Total accumulated other comprehensive loss	$(8,914)	$(1,404)

12. Subsequent events

Acquisition of GeneTx

In July 2022, the Company exercised its option to acquire GeneTx and entered into a Unit Purchase Agreement (the Purchase Agreement) pursuant to which the Company purchased all the outstanding units of GeneTx. In accordance with the terms of the Purchase Agreement, the Company paid $75.0 million in cash, subject to customary adjustments for working capital and transaction expenses. The Company is also required to make milestone payments of up to $115.0 million based on certain regulatory milestone events, including a milestone payment in an amount up to $30.0 million upon achievement of the earlier of initiation of a Phase 3 clinical study or product approvals in Canada and the U.K, and certain commercial milestone payments of up to $75.0 million based on specified worldwide net product sales, if such milestones are achieved. In addition, the Company is required to pay tiered royalties ranging from a mid-single to low double-digit percentage based on the Company’s worldwide annual net sales of GTX-102 (as a single agent or in a combination product) and tiered royalties ranging from mid to high single-digit percentage based on the Company’s worldwide annual net sales of products other than GTX-102 that are covered by certain of GeneTx’s patents or are developed with, manufactured using, or practice GeneTx know-how. The Company is also required to pay 30% of the cash value of consideration received upon the sale by the Company of a priority review voucher (PRV) awarded by the FDA in connection with a rare pediatric product application for GTX-102 or $25.0 million if the Company chooses to retain the PRV.

Sale of Future Royalties to OMERS

In July 2022, the Company entered into a Royalty Purchase Agreement with OCM LS23 Holdings LP, an investment vehicle for OMERS. Pursuant to the agreement, OMERS paid $500.0 million to the Company in consideration for the right to receive 30% of the future royalty payments due to the Company from KKC based on net sales of Crysvita in the U.S. and Canada under the terms of the KKC Collaboration Agreement. The calculation of royalty payments to OMERS will be based on net sales of Crysvita beginning in April 2023 and will expire upon the earlier of the date on which aggregate payments received by OMERS equals $725.0 million or the date the final royalty payment is made to the Company under the KKC Collaboration Agreement.

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

In July 2022, we sold 30% of our royalty interest in Crysvita in the U.S. and Canada to OMERS for $500.0 million, subject to a cap. Royalty payments to OMERS under the agreement will be based on net sales of the product beginning from April 2023, upon transfer of commercial responsibilities in the applicable North American territories to KKC.

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

Our clinical-stage gene therapy pipeline includes UX111, DTX401, DTX301, DTX201 and UX701:

•
UX111 (formerly ABO-102) is an adeno-associated virus 9, or AAV9, gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A (MPS IIIA), a rare lysosomal storage disease with no approved treatment that primarily affects the central nervous system (CNS). There are approximately 3,000 to 5,000 patients in the developed world affected by Sanfilippo syndrome type A. The UX111 program has received Regenerative Medicine Advanced Therapy, Fast Track, Rare Pediatric Disease, and Orphan Drug designations in the U.S., and PRIME and Orphan Medicinal Product designations in the EU. Patients have been dosed with UX111 and are currently being followed in the ongoing, pivotal Transpher A Study.
•
DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. A Pediatric Investigation Plan, or PIP, was accepted by the EMA. DTX401 has been granted Orphan Drug Designation in both the U.S. and in the EU, and Regenerative Medicine Advanced Therapy (RMAT) designation and Fast Track designation in the U.S. Patients are currently being enrolled and dosed in the Phase 3 study of DTX401.
•
DTX301 is an AAV8 gene therapy product candidate designed for the treatment of patients with ornithine transcarbamylase, or OTC, deficiency. OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder, and there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the U.S. and in the EU and Fast Track Designation in the U.S. Phase 3 study start-up activities are ongoing with the first patients in the U.S. expected to enter a 4-to 8-week baseline screening period in the second half of 2022, after which they would receive a single dose of DTX301 or placebo.
•
DTX201 is a Factor VIII gene therapy program for the treatment of hemophilia A that is being developed in collaboration with Bayer Healthcare LLC, or Bayer. Hemophilia A is the most common form of hemophilia with approximately 144,000 patients in the developed world. A number of patients across multiple cohorts have been dosed with DTX201.
•
UX701 is an AAV type 9 gene therapy product candidate designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to patients with Wilson disease. Wilson disease affects more than 50,000 individuals in the developed world. UX701 was granted Orphan Drug Designation in the U.S. and EU. Patients with Wilson disease are currently being enrolled and dosed in the first stage of the Cyprus2+study of UX701.

Our clinical-stage nucleic acid pipeline includes GTX-102 for the treatment of Angelman syndrome, and UX053 for the treatment of GSDIII:

•
GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 was granted Fast Track designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA. GTX-102 is being developed in an ongoing Phase 1/2 clinical study in the U.S., Canada, and the U.K.
•
UX053 is an mRNA product candidate designed for the treatment of patients with GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII affects more than 10,000 patients in the developed world. UX053 was granted Orphan Drug Designation in the U.S. and EU. The single-dose portion of a Phase 1/2 study of UX053 is currently ongoing.

The following table summarizes our approved products and clinical product candidate pipeline:

Clinical Product Candidates

GTX-102 for the treatment of Angelman Syndrome

In July 2022, we exercised our option to acquire GeneTx and closed on the acquisition for a purchase price of $75.0 million plus future milestone and royalty payments. Additional milestones include $30.0 million upon achievement of the earlier of a Phase 3 clinical study start or product approvals in Canada and the U.K. We also owe tiered royalty payments ranging from a mid-single to low double-digit percentage based on worldwide annual net sales.

In July 2022, we provided an interim data update on patients treated in Canada and the U.K. and the U.S. under each region’s amended protocol for the phase 1/2 study of GTX-102. Under these amended protocols, 14 patients have begun treatment with GTX-102, ten under the U.K. and Canada protocol, and four under the U.S. protocol. Of these, seven patients have received cumulative doses over 20 mg, and 13 patients have over 147 days of exposure to treatment. There have been no treatment-related serious adverse events of any type nor adverse events related to lower extremity weakness observed in these patients. Cerebrospinal fluid (CSF) protein levels have remained stable throughout the course of the study consistent with absence of inflammation. As of the data cut-off in June 2022, a total of 11 patients had reached at least the Day 128 evaluation, with three patients reaching the Day 170 Pre-Maintenance Dose (PMD) evaluation. We evaluated patients across various clinical measurements, including AS Change Scale, AS Severity Scale, the Bayley Scales of Infant and Toddler Development (Bayley-4), the Vineland-3 adaptive behavior scale, and the Observed Reported Communication Ability (ORCA). Early and some statistically, significant quantitative measures suggest a dose dependent effect that will require continued follow-up of these patients in the maintenance phase.

In the U.K. and Canada, we submitted a protocol amendment that was approved in May 2022 to add additional dose-selection cohorts that will sequentially enroll new patients at incrementally higher starting doses based on age. A younger Cohort 6 will begin dosing at 7.5 mg and an older Cohort 7 at 10 mg. Once clinically sufficient efficacy is observed, two expansion cohorts will enroll 20 patients in each age range using the starting dose determined from the dose-selection cohorts. The first patient under this amendment has been dosed and enrollment for both Cohorts 6 and 7 is ongoing. Re-dosing of patients from the first three U.S. cohorts (Original 5) was approved in the Canadian protocol. As of the date of this filing, one of the Original 5 patients has been dosed under this protocol, with no reported safety issues.

We currently expect the next program update will be once we have determined an optimal dose and gathered substantial data from the expansion cohorts.

UX111 for the treatment of Sanfilippo syndrome type A or MPS IIIA

In May 2022, we announced an exclusive license agreement with Abeona Therapeutics for UX111 (formerly ABO-102). Under the terms of the agreement, we assumed responsibility for the UX111 program and in return Abeona is eligible to receive tiered royalties of up to 10% on net sales and certain commercial milestone payments following regulatory approval.

Abeona previously announced the completion of a successful Type B meeting with the U.S. FDA regarding the pivotal Transpher A trial to support filing and approval for UX111. Interim results from the Transpher A trial presented in an encore presentation at the 2022 American Society of Gene & Cell Therapy (ASGCT) conference demonstrated that neurocognitive development was preserved in children treated younger than 2 years or in children older than 2 years with a development quotient (DQ) > 60 (n=10) within normal range of a non-afflicted child after treatment with ABO-102 (3.0 x 10^13 vg/kg). The interim results also showed continued or stabilized cognitive function along with behavioral and developmental progress using standard assessments. Additionally, stabilization or increase in volumes of cortical gray matter, total cerebral, and amygdala was observed. Statistically significant reduction in liver volume was seen with UX111 treatment. Dose-dependent and statistically significant reductions in cerebrospinal fluid and plasma heparan sulfate, demonstrating replacement of enzyme activity consistent with levels required for disease correction in the central nervous system, have been sustained in treated patients for two years after treatment. As of the presentation, there have been no treatment-related serious adverse events and no clinically meaningful adverse events.

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

In May 2022, additional longer-term safety and durability data from the ongoing Phase 1/2 study presented at the 2022 ASGCT conference showed sustained responses lasting more than 3.5 years following treatment with DTX401. All 12 patients in the study have demonstrated reductions in oral glucose replacement therapy, with a mean total daily reduction of 70% (p-value<0.0001) from baseline to the last available timepoint. Data also showed additional improvements of greater time spent in euglycemia and reduced average daily cornstarch intake, as measured by continuous glucose monitoring were also presented. As of May 2022, across the Phase 1/2 study, there have been no infusion-related adverse events and no treatment-related serious adverse events (SAEs) reported.

We are currently enrolling and dosing patients in the Phase 3 GlucoGene study of DTX401. The Phase 3 study has a 48-week primary efficacy analysis period and we plan to enroll approximately 50 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch while maintaining glucose control.

DTX301 for the treatment of ornithine transcarbamylase, or OTC, deficiency

In May 2022, additional longer-term safety and durability data from the ongoing Phase 1/2 study presented at the 2022 ASGCT conference showed sustained responses lasting more than 4 years following treatment with DTX301. Seven of 11 patients, including four out of the five patients treated at the Phase 3 dose (1.7 x 10^13 GC/kg), have responded, and remain clinically and metabolically stable. Four complete responders have discontinued ammonia-scavenger medications and liberalized their diet within one year. As of May 2022, across all cohorts of the Phase 1/2 study, no treatment-related serious adverse events, infusion-associated reactions or dose-limiting toxicities have been reported.

We are currently in the process of initiating the Phase 3 Enh3ance study that will include a 64-week primary efficacy analysis period and plan to enroll approximately 50 patients 12 years of age and older, randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. The co-primary endpoints are the percentage of patients who achieve a response as measured by discontinuation or reduction in baseline disease management and the 24-hour plasma ammonia levels. The first patients in the U.S. are expected to enter an approximate 4-to 8-week baseline screening period in the second half of 2022, after which they are expected to receive a single dose of DTX301 or placebo.

UX701 for the treatment of Wilson Disease

We are currently enrolling and dosing patients with Wilson disease in the first stage of the Cyprus2+ study of UX701.

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

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta (OI), in collaboration with Mereo BioPharma 3 Limited, or Mereo

We are currently dosing patients in a pediatric and young adult Phase 2/3 study. The objective of the Phase 2/3 study will first focus on determining the optimal dose based on increases in collagen production using serum P1NP levels and an acceptable safety profile. Following determination of the dose, we currently intend to adapt the study into a pivotal Phase 3 stage, evaluating fracture reduction over an estimated 15 to 24 months as the primary endpoint, subject to regulatory review. We currently expect a separate Phase 2 study of patients under age five with OI to start in the second half of 2022. We will also continue to follow adult patients who were previously treated in the Phase 2b ASTEROID study that was conducted by Mereo.

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

Other Developments

Partial sale of North America Crysvita royalty

In July 2022, we announced that we sold 30% of our royalty interest in Crysvita in the U.S. and Canada beginning from April 2023 to OMERS for $500.0 million, subject to a cap of $725.0 million.

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

We have incurred net losses in each year since inception. Our net loss was $158.2 million and $310.5 million for the three and six months ended June 30, 2022, respectively, and $122.4 million and $258.6 million for the three and six months ended June 30, 2021, respectively. Net loss for the three and six months ended June 30, 2022 included losses of $10.2 million and $19.5 million, respectively, resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc. (Arcturus) and Solid Biosciences Inc. (Solid) equity securities. Net losses for the three and six months ended June 30, 2021, included losses of $31.0 million and $51.7 million, respectively, resulting from changes in the fair value of our investments in Arcturus and Solid. Other than changes in the fair value of our investments, substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three and six months ended June 30, 2022 our total revenues were $89.3 million and $169.3 million, respectively, compared to $87.0 million and $186.4 million for the three and six months ended June 30, 2021, respectively. Revenue for the three and six months ended June 30, 2022 included $1.5 million and $4.7 million, respectively, from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo), as compared to $22.0 million and $64.7 million for the three and six months ended June 30, 2021, respectively. The decrease in collaboration revenue with Daiichi Sankyo was partially offset by higher revenue from Crysvita collaboration revenue in the profit-share territory, an increase in revenue for our approved products, and an increase in collaboration royalty revenue.

As of June 30, 2022, we had $706.1 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$51,609	$41,756	$9,853	24%
Crysvita royalty revenue in European territory	—	228	(228)	-100%
Daiichi Sankyo	1,479	21,956	(20,477)	-93%
Total collaboration and license revenue	53,088	63,940	(10,852)	-17%
Product sales:
Crysvita	12,402	2,900	9,502	328%
Mepsevii	4,933	5,399	(466)	-9%
Dojolvi	13,497	10,047	3,450	34%
Total product sales	30,832	18,346	12,486	68%
Crysvita non-cash collaboration royalty revenue	5,423	4,689	734	16%
Total revenues	$89,343	$86,975	$2,368	3%

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$96,773	$78,016	$18,757	24%
Crysvita royalty revenue in European territory	—	228	(228)	-100%
Daiichi Sankyo	4,728	64,706	(59,978)	-93%
Total collaboration and license revenue	101,501	142,950	(41,449)	-29%
Product sales:
Crysvita	21,796	8,772	13,024	148%
Mepsevii	9,794	9,006	788	9%
Dojolvi	25,926	17,081	8,845	52%
Total product sales	57,516	34,859	22,657	65%
Crysvita non-cash collaboration royalty revenue	10,261	8,561	1,700	20%
Total revenues	$169,278	$186,370	$(17,092)	-9%

For the three and six months ended June 30, 2022, our share of Crysvita collaboration revenue in the profit-share territory increased by $9.9 million and $18.8 million, respectively, as compared to the same periods in 2021. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

In March 2020, we executed a license agreement with Daiichi Sankyo. For the three and six months ended June 30, 2022, the collaboration and license revenue from this arrangement decreased by $20.5 million and $60.0 million, respectively, as compared to the same periods in 2021. The decrease in the three and six months periods ended June 30, 2022 was related to the relative progress toward complete satisfaction of the individual performance obligation using an input measure of the technology transfer period, which was completed as of March 31, 2022.

The increase in product sales of $12.5 million and $22.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 was primarily due to continued momentum from the commercial launch of Dojolvi in the U.S., continuing increase in demand for our other approved products, and an increase in sales of our products under our named patient program in certain countries.

The increase in Crysvita non-cash collaboration royalty revenue of $0.7 million and $1.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily reflects the launch progress by our collaboration partner in European countries and an increase in the number of patients on therapy.

Cost of Sales (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Cost of sales	$8,270	$3,136	$5,134	164%

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Cost of sales	$14,370	$8,324	$6,046	73%

Cost of sales increased by $5.1 million and $6.0 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase was due to increased demand for our approved products, and amortization of the intangible asset related to our license from Regeneron for Evkeeza. This was also impacted by excess inventory write-downs of $1.2 million and $1.3 million recorded for the three and six months ended June 30, 2022, respectively, compared to nil and $1.7 million recorded for the three and six months ended June 30, 2021, respectively.

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

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Commercial programs	$16,279	$12,641	$3,638	29%
Clinical programs:
Gene therapy programs	35,743	29,735	6,008	20%
Nucleic acid and other biologic programs	21,852	10,571	11,281	107%
Translational research	21,315	16,647	4,668	28%
Infrastructure	17,683	14,374	3,309	23%
Stock-based compensation	20,430	15,094	5,336	35%
Other research and development	21,227	14,143	7,084	50%
Total research and development expenses	$154,529	$113,205	$41,324	37%

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Commercial programs	$29,343	$26,302	$3,041	12%
Clinical programs:
Gene therapy programs	76,023	51,097	24,926	49%
Nucleic acid and other biologic programs	42,326	19,595	22,731	116%
Translational research	41,642	29,260	12,382	42%
Upfront license and milestone fees	—	50,000	(50,000)	-100%
Infrastructure	34,067	29,236	4,831	17%
Stock-based compensation	37,337	28,583	8,754	31%
Other research and development	36,946	26,650	10,296	39%
Total research and development expenses	$297,684	$260,723	$36,961	14%

Total research and development expenses increased $41.3 million and $37.0 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The change in research and development expenses was primarily due to:

•
for commercial programs, an increase of $3.6 million and $3.0 million for the three and six months ended June 30, 2022, respectively, primarily related to collaborative cost sharing with Regeneron for Evkeeza and increased R&D personnel allocations to commercial programs;
•
for gene therapy programs, an increase of $6.0 million and $24.9 million for the three and six months ended June 30, 2022, respectively, primarily related to increases in clinical manufacturing expenses for DTX401 and DTX301 and the in-licensing of the UX111 program from Abeona Therapeutics;
•
for nucleic acid and other biologic programs, an increase of $11.3 million and $22.7 million for the three and six months ended June 30, 2022, respectively, primarily related to the addition of clinical trial and manufacturing expenses related to UX053, following its IND approval in March 2021; increased clinical trial and manufacturing expenses related to the continued progress of the UX143 program in collaboration with Mereo; and expenses related to the continued progress of the GTX-102 program through GeneTx;
•
for translational research, an increase of $4.7 million and $12.4 million for the three and six months ended June 30, 2022, respectively, primarily related to IND-enabling development costs for multiple research projects;
•
for upfront license and milestone fees, a decrease of $50.0 million for the six months ended June 30, 2022 due to no fees incurred for the six months ended June 30, 2022, as compared to the $50.0 million upfront fee recognized for the Mereo license for the six months ended June 30, 2021;

•
for infrastructure, an increase of $3.3 million and $4.8 million for the three and six months ended June 30, 2022, respectively, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, implementation of COVID-related policies and safety protocols, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, an increase of $5.3 million and $8.8 million for the three and six months ended June 30, 2022, respectively, primarily related to an increase in employee headcount; and
•
for other research and development expenses, an increase of $7.1 million and $10.3 million for the three and six months ended June 30, 2022, respectively, primarily related to increased staffing to support internal manufacturing, increased travel, and increased administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Selling, general and administrative	$68,137	$53,410	$14,727	28%

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Selling, general and administrative	$135,449	$106,668	$28,781	27%

Selling, general and administrative expenses increased by $14.7 million and $28.8 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to continue to increase in the future to support our organizational growth related to our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Interest income	$899	$441	$458	104%

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Interest income	$1,393	$1,080	$313	29%

Interest income increased by $0.5 million and $0.3 million, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to fluctuations in interest rates.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Change in fair value of equity investments	$(10,184)	$(31,046)	$20,862	-67%

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Change in fair value of equity investments	$(19,513)	$(51,665)	$32,152	-62%

For the three and six months ended June 30, 2022, we recorded a net decrease in the fair value of our equity investments of $10.2 million and $19.5 million, respectively, due to unrealized losses on our investments in Arcturus common stock of $5.6 million and $10.6 million during the three and six months ended June 30, 2022, respectively, and unrealized losses on our investments in Solid common stock of $4.6 million and $8.9 million during the three and six months ended June 30, 2022, respectively.

For the three and six months ended June 30, 2021, we recorded a net decrease in the fair value of our equity investments of $31.0 million and $51.7 million, respectively, due to unrealized losses on our investments in Arcturus common stock of $16.4 million and $21.0 million during the three and six months ended June 30, 2021, respectively, and unrealized losses on our investments in Solid common stock of $14.6 million and $30.7 million during the three and six months ended June 30, 2021, respectively.

Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liability Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(6,052)	$(8,517)	$2,465	-29%

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Non-cash interest expense on liability related to the sale of future royalties	$(12,636)	$(16,935)	$4,299	-25%

The non-cash interest expense on liability related to the sale of future royalties decreased by $2.5 million and $4.3 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to the capitalization of interest related to the construction-in-progress for the gene therapy manufacturing plant, slightly offset by the increase in the liability related to the sale of future royalties for net sales of Crysvita in the European territory. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Other expense	$(930)	$(67)	$(863)	*
* not meaningful

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Other expense	$(641)	$(862)	$221	-26%

Other expense increased by $0.9 million and decreased by $0.2 million, respectively, for the three and six months ended June 30, 2022, compared to the same periods in 2021. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Provision for income taxes	$(302)	$(463)	$161	-35%

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
Provision for income taxes	$(860)	$(842)	$(18)	2%

The provision for incomes taxes decreased and increased by a nominal amount for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of June 30, 2022, we had $706.1 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In July 2022, we sold 30% of our royalty interest in Crysvita in the U.S. and Canada to OMERS for $500.0 million, subject to a cap, beginning in April 2023 upon the transfer of commercial responsibilities in the applicable North American territories to KKC.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. As of June 30, 2022, net proceeds from shares sold under the arrangement were approximately $78.9 million. No shares were sold under this arrangement for the three and six months ended June 30, 2022.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(194,778)	$(224,702)
Cash provided by (used in) investing activities	41,806	(223,670)
Cash provided by financing activities	7,449	25,277
Effect of exchange rate changes on cash	(1,346)	(323)
Net decrease in cash, cash equivalents and restricted cash	$(146,869)	$(423,418)

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

Cash used in operating activities for the six months ended June 30, 2022 was $194.8 million and primarily reflected a net loss of $310.5 million and $10.3 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, offset by non-cash charges of $65.3 million for stock-based compensation, $3.4 million for the amortization of the premium paid on purchased marketable debt securities, $8.6 million for depreciation and amortization, $19.5 million for a change in fair value of equity investments in Arcturus and Solid, and $12.6 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $8.9 million decrease due to an increase in accounts receivable primarily related to order timing, a $4.7 million decrease due to an increase in inventory primarily for Dojolvi and Mepsevii, a $6.8 million decrease due to an increase in prepaid expenses and other assets primarily due to an increase in prepaid manufacturing, partially offset by a decrease in receivables due from collaboration partners, and a decrease of $4.6 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $41.3 million increase in accounts payable, accrued, and other liabilities primarily due to an increase in manufacturing and 2022 annual bonus accruals and an increase in accounts payable due to timing of payments, partially offset by the payout of the 2021 annual bonuses.

Cash used in operating activities for the six months ended June 30, 2021 was $224.7 million and reflected a net loss of $258.6 million and $8.6 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $51.3 million for stock-based compensation, $2.5 million for the amortization of the premium paid on purchased marketable debt securities, $6.5 million for depreciation and amortization, $51.7 million for a change in fair value of equity investments from Arcturus and Solid, and $16.9 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $1.7 million decrease due to an increase in accounts receivable primarily related to higher revenues, a $2.2 million decrease due to an increase in inventory, a $9.0 million decrease due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid subscriptions, prepaid clinical studies, and prepaid fixed assets, a $11.5 million decrease in accounts payable, accrued liabilities, and other liabilities primarily due to the payout of 2020 annual bonuses, and a decrease of $62.7 million in contract liabilities, related to the revenue recognized from the license agreements with Daiichi Sankyo.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 was $41.8 million and was primarily related to proceeds from the sale of marketable debt securities of $43.0 million and maturities of marketable debt securities of $297.3 million, offset by purchases of property, plant, and equipment of $63.1 million, primarily related to purchases for our gene therapy manufacturing plant, purchases of marketable debt securities of $205.3 million, and the payment to Regeneron for an intangible asset of $30.0 million.

Cash used in investing activities for the six months ended June 30, 2021 was $223.7 million and related to purchases of property, plant, and equipment of $36.5 million and purchases of marketable debt securities of $664.3 million, offset by proceeds from the sale of marketable debt securities of $70.5 million and maturities of marketable debt securities of $406.6 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was $7.4 million and was primarily comprised of $7.7 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

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
•
the magnitude and extent to which the COVID-19 pandemic impacts our business operations and operating results, as described in “Risk Factors – Risks Related to Our Business Operations;” and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition, and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

We expect to satisfy future cash needs through existing capital balances, revenue from our commercial products, and through some combination of public or private equity offerings, debt financings, royalty sales, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases and manufacturing and service contract obligations.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of June 30, 2022, we had obligations of approximately $35.6 million, of which $34.9 million are due within one year.

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain.

See Note 12 for information regarding our acquisition of GeneTx in July 2022.

Other than the update in manufacturing and service contract obligations and our acquisition of GeneTx noted above, there have been no material changes in our contractual obligations and commitments as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as contemplated by the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity investments that we hold in Arcturus and Solid. The carrying value of our equity investments held in Arcturus and Solid were $7.9 million and $4.8 million as of June 30, 2022, respectively. A hypothetical 10 percent decrease in the market price for our equity investments in Arcturus and Solid as of June 30, 2022 would decrease the fair value by $0.8 million and $0.5 million, respectively. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value of our investments in Arcturus and Solid is subject to wide fluctuations which may have a significant impact on our net income (loss) in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2022, we had cash, cash equivalents, and marketable debt securities totaling $706.1 million, compared to $999.1 million as of December 31, 2021, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates continue to increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of June 30, 2022 or December 31, 2021. To date, we have not experienced a loss of principal on any of these investments and as of June 30, 2022, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the three and six months ended June 30, 2022, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2022. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
•
If we, or our third-party partners, are unable to maintain effective proprietary rights for our products or product candidates, we may not be able to compete effectively.
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
•
Provisions in our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us or could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•
We face general risks related to our ability to maintain effective internal controls over financial reporting, additional tax liabilities related to our operations, our ability to use our net operating loss carryforwards and costs of litigation.

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

As of June 30, 2022, our available cash, cash equivalents, and marketable debt securities were $706.1 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transactions with Royalty Pharma and OMERS or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo, and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, complex, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks or fail in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. Further, we have, and may in the future, expect to continue to report preliminary or interim data from our clinical trials. Preliminary or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Such data may show initial evidence of clinical benefit, but as patients continue to be assessed and more patient data become available, there is a risk that any therapeutic effects are no longer durable in patients and/or decrease over time or cease entirely. As a result, preliminary or interim data should be considered carefully and with caution until the final data are available. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often have to devise newly-defined endpoints to be tested in our studies, which can lead to some subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. We have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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

We expect to need additional managerial, operational, marketing, financial, legal, and other resources to support our development and commercialization plans and strategies. In order to successfully commercialize our products as well as any additional products that may result from our development programs or that we acquire or license from third parties, we are building and expanding our commercial infrastructure in North America, Europe, Latin America and the Asia-Pacific region. This infrastructure consists of both office-based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We, as a company, have limited, recent experience selling and marketing our product and only some of our employees have prior experience promoting other similar products in the past while employed at other companies. As we increase the number and range of our commercialized products, we may experience additional complexities to our sales process and strategy and have difficulties in allocating sufficient resources to sales and marketing of certain products. Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire large teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

A public health epidemic or outbreak, and the public and governmental efforts to mitigate the spread of such disease, could materially and adversely impact the commercialization of our products, development and regulatory approval of our product candidates and our clinical trial operations and significantly disrupt our business operations as well as those of our third-party suppliers, CRO and collaboration partners that we rely on. In March 2020, the World Health Organization declared the novel coronavirus strain COVID-19 a pandemic.

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

We have experienced delays in delivery of ancillary clinical trial materials due to government-imposed mandates and other restrictions from COVID-19 and may in the future experience delays or interruptions in supply of drug product or raw materials, or incur increased costs or expenses. For instance, the Presidential Executive Order invoking the Defense Production Act of 1950 has caused certain of our third-party manufacturers or suppliers to prioritize and allocate more resources and capacity to supply materials to other companies engaged in the study or manufacture of treatments or vaccinations for COVID-19, which has resulted in delays or shortages in supply of such materials to us. Any of these events could adversely impact our clinical trial activities and our ability to meet commercial demand for our product and product candidates and result in loss of revenue. In response to these events, we continue to seek and secure alternative sources of supply of drug product or raw materials in an attempt to avoid future potential delays in supply of product, which may result in additional expenses. We have also experienced interruptions or delays in sourcing certain equipment, materials and resources, and increased costs for certain raw materials, related to construction of our gene therapy manufacturing facility as a result of COVID-19, which could delay the anticipated timing for completion of the plant or result in significant additional expenses.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our Consolidated Balance Sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. We have also recorded contract-based intangible assets related to our license from third parties for certain assets related to Dojolvi following FDA approval of the product, in addition to the intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through the end of June 30, 2022.

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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third-party unauthorized access to and misappropriation of financial information. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the COVID-19 pandemic. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal identifiable information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal identifiable information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability.

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

We may acquire or invest in businesses or products that we believe could complement or expand our business or otherwise offer growth opportunities. For example, we acquired Dimension in November 2017 and GeneTx in July 2022. The pursuit of potential acquisitions or investments may divert the attention of management and may cause us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in completing or realizing anticipated benefits from such transactions. We may experience difficulties in assimilating the personnel, operations and products of the acquired companies, management’s attention may be diverted from other business concerns and we may potentially lose key employees of the acquired company. If we are unable to successfully or timely integrate the operations of acquired companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2022, 1,972,064 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2022, 4,640,287 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted the Employment Inducement Plan (the Inducement Plan) with a maximum of 500,000 shares available for grant under the plan. At June 30, 2022, 403,963 shares were available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
10.1*	Royalty Purchase Agreement by and among Rare Delaware Inc., Ultragenyx Pharmaceutical Inc. and OCM LS23 Holdings LP dated as of July 14, 2022.				X
10.2*	Unit Purchase Agreement by and among Ultragenyx Pharmaceutical Inc., GeneTx Biotherapeutics LLC, the Unitholders and Deborah A. Guagliardo, dated as of July 15, 2022				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: July 28, 2022	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2022	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2022	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)