Form 10-Q
period 2022-09-30
Ultragenyx Pharmaceutical Inc.
filed 2022-11-03
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 70,105,654 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•
stagnating or worsening business and economic conditions and increasing geopolitical instability, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility, and changes in monetary policy; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$391,651	$307,584
Marketable debt securities	497,024	432,612
Accounts receivable, net	31,164	28,432
Inventory	21,849	16,231
Prepaid expenses and other current assets	70,980	71,745
Total current assets	1,012,668	856,604
Property, plant, and equipment, net	234,614	141,247
Equity investments	13,786	34,925
Marketable debt securities	107,563	258,933
Right-of-use assets	28,751	34,936
Intangible assets, net	158,401	130,788
Goodwill	44,406	44,406
Other assets	18,285	20,558
Total assets	$1,618,474	$1,522,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,533	$17,138
Accrued liabilities	189,051	145,555
Contract liabilities	2,958	7,609
Lease liabilities	11,819	11,066
Total current liabilities	227,361	181,368
Contract liabilities	—	1,467
Lease liabilities	22,865	30,904
Deferred tax liabilities	33,306	33,306
Liabilities related to the sale of future royalties	862,063	351,786
Other liabilities	4,050	1,005
Total liabilities	1,149,645	599,836
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock — 250,000,000 shares authorized; 70,079,777 and 69,344,998 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	70	69
Additional paid-in capital	3,108,170	2,997,497
Accumulated other comprehensive loss	(10,222)	(1,404)
Accumulated deficit	(2,629,189)	(2,073,601)
Total stockholders’ equity	468,829	922,561
Total liabilities and stockholders’ equity	$1,618,474	$1,522,397

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Collaboration and license	$52,827	$55,048	$154,328	$197,998
Product sales	32,503	21,950	90,019	56,809
Non-cash collaboration royalty revenue	5,373	4,649	15,634	13,210
Total revenues	90,703	81,647	259,981	268,017
Operating expenses:
Cost of sales	8,631	4,175	23,001	12,499
Research and development	237,297	113,417	534,981	374,140
Selling, general and administrative	69,841	53,883	205,290	160,551
Total operating expenses	315,769	171,475	763,272	547,190
Loss from operations	(225,066)	(89,828)	(503,291)	(279,173)
Interest income	3,483	408	4,876	1,488
Change in fair value of equity investments	(1,626)	25,702	(21,139)	(25,963)
Non-cash interest expense on liabilities related to the sale of future royalties	(14,505)	(8,683)	(27,141)	(25,618)
Other expense	(1,105)	(415)	(1,746)	(1,277)
Loss before income taxes	(238,819)	(72,816)	(548,441)	(330,543)
Provision for income taxes	(6,287)	(182)	(7,147)	(1,024)
Net loss	$(245,106)	$(72,998)	$(555,588)	$(331,567)
Net loss per share, basic and diluted	$(3.50)	$(1.08)	$(7.96)	$(4.91)
Weighted-average shares used in computing net loss per share, basic and diluted	70,054,173	67,875,363	69,834,037	67,533,671

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(245,106)	$(72,998)	$(555,588)	$(331,567)
Other comprehensive loss:
Foreign currency translation adjustments	(420)	(166)	(1,211)	(348)
Unrealized loss on available-for-sale securities	(888)	(12)	(7,607)	(287)
Other comprehensive loss	(1,308)	(178)	(8,818)	(635)
Total comprehensive loss	$(246,414)	$(73,176)	$(564,406)	$(332,202)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2022	70,010,398	$70	$3,071,000	$(8,914)	$(2,384,083)	$678,073
Stock-based compensation	—	—	36,096	—	—	36,096
Issuance of common stock under equity plan awards, net of tax	69,379	—	1,074	—	—	1,074
Other comprehensive loss	—	—	—	(1,308)	—	(1,308)
Net loss	—	—	—	—	(245,106)	(245,106)
Balance as of September 30, 2022	70,079,777	$70	$3,108,170	$(10,222)	$(2,629,189)	$468,829

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$922,561
Stock-based compensation	—	—	101,862	—	—	101,862
Issuance of common stock under equity plan awards, net of tax	734,779	1	8,811	—	—	8,812
Other comprehensive loss	—	—	—	(8,818)	—	(8,818)
Net loss	—	—	—	—	(555,588)	(555,588)
Balance as of September 30, 2022	70,079,777	$70	$3,108,170	$(10,222)	$(2,629,189)	$468,829

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2021	67,764,950	$68	$2,850,016	$232	$(1,878,145)	$972,171
Stock-based compensation	—	—	27,005	—	—	27,005
Issuance of common stock under equity plan awards, net of tax	197,013	—	7,674	—	—	7,674
Other comprehensive loss	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(72,998)	(72,998)
Balance as of September 30, 2021	67,961,963	$68	$2,884,695	$54	$(1,951,143)	$933,674

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	66,818,520	$67	$2,773,195	$689	$(1,619,576)	$1,154,375
Stock-based compensation	—	—	78,324	—	—	78,324
Issuance of common stock under equity plan awards, net of tax	1,143,443	1	33,176	—	—	33,177
Other comprehensive loss	—	—	—	(635)	—	(635)
Net loss	—	—	—	—	(331,567)	(331,567)
Balance as of September 30, 2021	67,961,963	$68	$2,884,695	$54	$(1,951,143)	$933,674

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(555,588)	$(331,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	101,022	78,133
Acquired in-process research and development	75,234	—
Amortization of premium on marketable debt securities, net	4,349	4,499
Depreciation and amortization	13,263	9,705
Change in fair value of equity investments	21,139	25,963
Non-cash collaboration royalty revenue	(15,634)	(13,210)
Non-cash interest expense on liabilities related to the sale of future royalties	27,141	25,618
Other	564	433
Changes in operating assets and liabilities:
Accounts receivable	(2,973)	(2,362)
Inventory	(5,496)	(2,127)
Prepaid expenses and other assets	558	(6,979)
Accounts payable, accrued, and other liabilities	52,416	1,920
Contract liabilities	(6,118)	(74,377)
Net cash used in operating activities	(290,123)	(284,351)
Investing activities:
Purchase of property, plant, and equipment	(89,153)	(57,045)
Acquisition, net of cash acquired	(75,391)	—
Purchase of marketable debt securities	(416,161)	(917,409)
Proceeds from sale of marketable debt securities	82,966	83,318
Proceeds from maturities of marketable debt securities	407,926	583,997
Proceeds from sale of equity investments	—	43,197
Payment for intangible asset	(30,000)	—
Other	(240)	(487)
Net cash used in investing activities	(120,053)	(264,429)
Financing activities:
Proceeds from sale of future royalties, net	490,950	—
Proceeds from the issuance of common stock from equity plan awards, net	8,812	33,177
Other	(436)	(350)
Net cash provided by financing activities	499,326	32,827
Effect of exchange rate changes on cash	(2,427)	(802)
Net increase (decrease) in cash, cash equivalents and restricted cash	86,723	(516,755)
Cash, cash equivalents and restricted cash at beginning of period	309,585	726,294
Cash, cash equivalents and restricted cash at end of period	$396,308	$209,539

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$1,168	$2,610
Non-cash interest expense on liabilities related to the sale of future royalties capitalized into ending property, plant and equipment	$7,820	$—

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

Crysvita® (burosumab) is approved in the United States (U.S.) by the U.S. Food and Drug Administration (FDA) and Canada for the treatment of X-linked hypophosphatemia (XLH) in adult and pediatric patients one year of age and older, and is approved in the European Union (EU) and the United Kingdom (U.K.), for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil, Colombia, Mexico, Chile, Peru, and Argentina, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. Crysvita is also approved in the U.S. by the FDA and in Canada and Peru for the treatment of fibroblast growth factor 23 (FGF23)-related hypophosphatemia in tumor-induced osteomalacia (TIO), associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

Mepsevii® (vestronidase alfa) is approved by the FDA as the first medicine for the treatment of children and adults with mucopolysaccharidosis VII (MPS VII), also known as Sly syndrome. In the EU and the U.K., Mepsevii is approved under exceptional circumstances for patients of all ages for the treatment of non-neurological manifestations of MPS VII. In Brazil, Mexico, and Japan Mepsevii is approved for the treatment of MPS VII for patients of all ages.

Dojolvi® (triheptanoin) is approved in the U.S., Canada, and Brazil for the treatment of pediatric and adult patients severely affected by long-chain fatty acid oxidation disorders (LC-FAOD).

Evkeeza® (evinacumab) is approved in the U.S. and the European Economic Area (EEA) for the treatment of homozygous familial hypercholesterolemia (HoFH). In January 2022, the Company licensed exclusive rights from Regeneron Pharmaceuticals (Regeneron) to commercialize Evkeeza® (evinacumab) outside of the U.S.

The Company also has the following ongoing clinical development programs:

•
UX111 (formerly ABO-102) is an AAV9 gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A (MPS IIIA), a rare lysosomal storage disease. In May 2022, the Company announced an exclusive license agreement with Abeona Therapeutics Inc. (Abeona) for UX111 whereby the Company assumed responsibility for the UX111 program, as further described in Note 7;
•
DTX401 is an adeno-associated virus 8 (AAV8) gene therapy product candidate for the treatment of patients with glycogen storage disease type Ia (GSDIa);
•
DTX301 is an AAV8 gene therapy product candidate in development for the treatment of patients with ornithine transcarbamylase (OTC) deficiency, the most common urea cycle disorder;
•
UX143 (setrusumab), which is subject to the Company’s collaboration agreement with Mereo BioPharma 3 (Mereo), is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with osteogenesis imperfect (OI);
•
GTX-102 is an antisense oligonucleotide (ASO), which the Company is developing through GeneTx Biotherapeutics LLC (GeneTx) for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. In July 2022, the Company executed its option to acquire GeneTx as further described in Note 6;
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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Management recognizes that the Company will likely need to raise additional capital to fully implement its business plans. Through September 30, 2022, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations.

The Company expects it will need to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

Use of Estimates

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, stock-based compensation, revenue recognition, and liabilities related to the sale of future royalties. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

	September 30,
	2022	2021
Cash and cash equivalents	$391,651	$197,538
Restricted cash included in prepaid expenses and other current assets	517	10,000
Restricted cash included in other assets	4,140	2,001
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$396,308	$209,539

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities for the three and nine months ended September 30, 2022 and 2021.

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

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System (OMERS) as further described in Note 8. The Company records the royalty revenue from the net sales of Crysvita in the applicable territories on a prospective basis as non-cash royalty revenue in the Condensed Consolidated Statements of Operations over the term of the applicable arrangement.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$357,285	$—	$—	$357,285
Certificate of deposits and time deposits	—	29,100	—	29,100
Corporate bonds	—	380,957	—	380,957
Commercial paper	—	82,137	—	82,137
Asset-backed securities	—	—	—	-
U.S. Government Treasury and agency securities	19,081	90,758	—	109,839
Debt securities in government-sponsored entities	—	15,747	—	15,747
Investments in Arcturus and Solid common stock	11,061	—	—	11,061
Other	—	4,063	—	4,063
Total	$387,427	$602,762	$—	$990,189

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$266,765	$—	$—	$266,765
Certificate of deposits and time deposits	—	16,000	—	16,000
Corporate bonds	—	349,691	—	349,691
Commercial paper	—	187,624	—	187,624
Asset-backed securities	—	41,245	—	41,245
U.S. Government Treasury and agency securities	—	87,435	—	87,435
Debt securities in government-sponsored entities	—	19,549	—	19,549
Investments in Arcturus and Solid common stock	32,200	—	—	32,200
Other	—	942	—	942
Total	$298,965	$702,486	$—	$1,001,451

4. Balance Sheet Components

Cash Equivalents and Investments

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	September 30, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$357,285	$—	$—	$357,285
Certificates of deposit and time deposits	29,100	—	—	29,100
Corporate bonds	388,158	—	(7,201)	380,957
Commercial paper	82,137	—	—	82,137
Asset-backed securities	—	—	—	—
U.S. Government Treasury and agency securities	111,248	8	(1,417)	109,839
Debt securities in government-sponsored entities	16,027	—	(280)	15,747
Total	$983,955	$8	$(8,898)	$975,065

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$266,765	$—	$—	$266,765
Certificates of deposit and time deposits	16,000	—	—	16,000
Corporate bonds	350,667	3	(979)	349,691
Commercial paper	187,624	—	—	187,624
Asset-backed securities	41,282	1	(38)	41,245
U.S. Government Treasury and agency securities	87,642	1	(208)	87,435
Debt securities in government-sponsored entities	19,612	—	(63)	19,549
Total	$969,592	$5	$(1,288)	$968,309

At September 30, 2022, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the three and nine months ended September 30, 2022 and 2021. The unrealized losses on the Company’s investments in marketable debt securities were caused by interest rate increases. At September 30, 2022, thirty corporate bond securities with an aggregate fair value of $77.7 million and an aggregate unrealized loss of $1.7 million were in a loss position for more than twelve months. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the par value. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost basis of these investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Work-in-process	$15,777	$10,504
Finished goods	6,072	5,727
Total inventory	$21,849	$16,231

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research, clinical study, and manufacturing expenses	$61,921	$40,880
Payroll and related expenses	67,197	62,591
Other	59,933	42,084
Total accrued liabilities	$189,051	$145,555

5. Revenue

The following table disaggregates total revenues from customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$51,348	$42,971	$148,121	$120,987
Crysvita royalty revenue in European territory	—	16	—	244
Daiichi Sankyo	1,479	12,061	6,207	76,767
Total collaboration and license revenue	52,827	55,048	154,328	197,998
Product sales:
Crysvita	13,184	7,378	34,980	16,150
Mepsevii	6,045	3,918	15,839	12,924
Dojolvi	13,274	10,654	39,200	27,735
Total product sales	32,503	21,950	90,019	56,809
Crysvita non-cash collaboration royalty revenue	5,373	4,649	15,634	13,210
Total revenues	$90,703	$81,647	$259,981	$268,017

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. and Canada	$67,012	$66,911	$196,257	$230,220
Europe	8,411	7,244	26,114	19,581
Latin America	14,119	7,492	36,449	18,216
Japan	1,161	—	1,161	—
Total revenues	$90,703	$81,647	$259,981	$268,017

The following table presents changes in the contract liabilities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance of contract liabilities at beginning of period	$(9,076)	$(66,568)
Additions	(89)	(2,390)
Deductions	6,207	76,767
Balance of contract assets (liabilities) at end of period	$(2,958)	$7,809

See Note 7 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance accounted for 49% and 71% of the total accounts receivable balance as of September 30, 2022 and December 31, 2021, respectively, and was due from a collaboration partner. The accounts receivable balance from a different customer accounted for 16% and nil of the total accounts receivable balance as of September 30, 2022 and December 31, 2021, respectively.

6. GeneTx Acquisition

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of the IND, which occurred in January 2020, the Company elected to extend the option period by paying an option extension payment of $25.0 million (option extension premium) during the quarter ended March 31, 2020, which was recorded as an in-process research and development expense. In April 2022, the parties entered into an amendment to the Unitholder Option Agreement (the “Amendment”) which provided the Company with an additional, earlier option to acquire GeneTx for an option exercise price of $75.0 million based on the earlier of receipt of interim data in the Phase 1/2 study or a specified date (such option, the “Interim Option”).

During the exclusive option period, GeneTx was responsible for conducting the program based on the development plan agreed upon between the parties and, subject to the terms in the Program Agreement, had the decision-making authority on all matters in connection with the research, development, manufacturing and regulatory activities with respect to the Program.

In July 2022, the Company exercised the Interim Option to acquire GeneTx and entered into a Unit Purchase Agreement (the Purchase Agreement) pursuant to which the Company purchased all the outstanding units of GeneTx. In accordance with the terms of the Purchase Agreement, the Company paid the option exercise price of $75.0 million, an additional $15.6 million to acquire the outstanding cash of GeneTx, and customary adjustments for working capital and transaction expenses of $0.6 million, for a total purchase consideration of $91.2 million. Additionally, the Company may make payments of up to $190.0 million upon the achievement of certain milestones, including up to $30.0 million in milestone payments upon achievement of the earlier of initiation of a Phase 3 clinical study or product approvals in Canada and the U.K., up to $85.0 million in additional regulatory approval milestones for the achievement of U.S. and EU product approvals, and up to $75.0 million in commercial milestone payments based on annual worldwide net product sales. In addition, the Company will also pay tiered mid- to high single-digit percentage royalties based on licensed product annual net sales. If the Company receives and resells an FDA priority review voucher (PRV) in connection with a new drug application approval, GeneTx is entitled to receive a portion of proceeds from the sale or a cash payment from the Company if the Company choses to retain the PRV.

The transaction was accounted as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable in-process research and development intangible asset. Prior to achievement of certain development and regulatory milestones, the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use. Accordingly, the Company recorded $75.2 million, net of cash and working capital acquired, as in-process research and development expense during the three months ended September 30, 2022.

7. License and Research Agreements

Kyowa Kirin Collaboration and License Agreement

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd. (KKC formerly Kyowa Hakko Kirin Co., Ltd. or KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, (the profit-share territory), and in the European Union, United Kingdom, and Switzerland, (the European territory), and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

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

Collaboration revenue related to sales in profit-share territory

The Company and KKC share commercial responsibilities and profits in the profit-share territory until April 2023. Under the collaboration agreement, KKC manufactures and supplies Crysvita for commercial use in the profit-share territory and charges the Company a transfer price of 35% of net sales through December 31, 2022, and 30% thereafter. The remaining profit or loss after supply costs from commercializing products in the profit-share territory are shared between the Company and KKC on a 50/50 basis until April 2023. In April 2023, commercialization responsibilities for Crysvita in the profit-share territory will transition to KKC and KKC will be responsible for the commercialization of Crysvita in the territory at and after April 2023. Thereafter, the Company will be entitled to receive a tiered double-digit revenue share from the mid-20% range up to a maximum rate of 30%.

In September 2022, the Company entered into an amendment to the collaboration agreement which clarified the scope of increased participation by KKC in support of the Company’s commercial activities prior to April 2023 and granted the Company the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, KKC will continue to support the Company’s commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, the Company’s rights to promote Crysvita in the U.S. will be limited to medical geneticists and the Company will solely bear the cost of its own expenses related to the promotion of Crysvita in the profit-share territory.

As KKC is the principal in the sale transaction with the customer, the Company recognizes a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurs. The Company concluded that its portion of KKC’s sales in the profit-share territory is analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty.

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023, as further described in Note 8.

Royalty revenue related to sales in European territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in Note 8. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company recorded the royalty revenue as non-cash royalty revenues.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Company’s share of revenue in profit- share territory	$51,348	$42,971	$148,121	$120,987
Royalty revenue in European territory	—	16	—	244
Non-cash royalty revenue in European territory	5,373	4,649	15,634	13,210
Total	$56,721	$47,636	$163,755	$134,441

Product revenue related to sales in other territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $13.2 million and $35.0 million for the three and nine months ended September 30, 2022, respectively, and $7.4 million and $16.2 million for the three and nine months ended September 30,

2021, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost sharing payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$3,830	$5,161	$12,770	$16,517
Selling, general and administrative	8,365	8,005	26,510	23,076
Total	$12,195	$13,166	$39,280	$39,593

Collaboration receivable and payable

The Company had accounts receivable from KKC in the amount of $15.2 million and $20.2 million from profit-share revenue and royalties and other receivables recorded in prepaid expenses and other current assets of $3.2 million and $16.0 million and accrued liabilities of $5.1 million and $2.3 million from commercial and development activity reimbursements, as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022, the Company has determined that the total transaction price of the License Agreement was $183.4 million, which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.7 million estimated reimbursement amount for delivering the license and technology services. Total revenue recognized under the license agreement through September 30, 2022 was $180.4 million.

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

The Company recognized $1.5 million and $6.2 million for the three and nine months ended September 30, 2022, respectively, and $12.1 million and $76.8 million for the three and nine months ended September 30, 2021, respectively, in revenue related to this arrangement. Accordingly, the Company recorded $3.0 million and $9.1 million of contract liabilities, net, as of September 30, 2022 and December 31, 2021, respectively. The Company recorded an accounts receivable related to the above agreements of nil and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.

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

Regeneron

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Evkeeza is approved in the U.S., where it is marketed by Regeneron, and in the EEA as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol- lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company may be obligated to pay up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. The Company will share in certain costs for global trials led by Regeneron and also has the right to opt into other potential indications, including an exclusive right to negotiate a separate agreement with Regeneron to collaborate on the development and commercialization outside of the U.S. of Regeneron’s investigational antibody for the treatment of fibrodysplasia ossificans progressiva (FOP). The Company’s option to negotiate an agreement for the treatment of FOP expired in July 2022.

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company would be the principal in future sale transactions with the customer, the Company will recognize product sales and cost of sales in the period the related sale occurs and the related revenue recognition criteria are met. Under the collaboration agreement, Regeneron will supply the product and will charge the Company a transfer price from the low 20% range up to 40% on net sales, which will be recognized as cost of sales in the Company’s Statement of Operations.

Upon closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. As the upfront payment was related to the Company’s usage of intellectual property related to Evkeeza for HoFH, the upfront payment was recorded on the Consolidated Balance Sheet as an intangible asset, which is being amortized over its useful life of 10.5 years.

The Company recorded costs of goods sold of $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, related to the amortization of the intangible asset. Further, the Company reimbursed Regeneron for certain development costs of $2.5 million and $4.3 million for the three and nine months ended September 30, 2022, respectively. No revenue was recorded for Evkeeza for the three and nine months ended September 30, 2022.

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

The Company is obligated to pay Abeona certain prior development costs and other transition costs related to UX111. Prior to product regulatory approval, all consideration paid to Abeona represents rights to potential future benefits associated with Abeona’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, the value of the acquired intellectual property rights and clinical inventory as well as prior development costs and transition costs amounting to $0.8 million and $2.9 million were recorded as research and development expense for the three and nine months ended September 30, 2022, respectively.

Bayer

In October 2022, the Collaboration and License Agreement for DTX201 with Bayer was terminated and all licensed rights to DTX201 have reverted back to the Company. The Company also obtained rights to all necessary data and information to further develop DTX201 or another hemophilia A program through a royalty free, worldwide, sublicensable, perpetual license.

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

As described in the Annual Report, in connection with the Company’s collaborations with Solid and Arcturus, the Company holds certain equity interests in each entity. The changes in the fair value of the Company’s equity investments in the common stock of Solid and Arcturus were as follows (in thousands):

Common stock
As of December 31, 2020	$154,756
Change in fair value	(42,713)
Sale of shares	(79,843)
December 31, 2021	32,200
Change in fair value	(21,139)
September 30, 2022	$11,061

8. Liabilities Related to the Sale of Future Royalties

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

In July 2022, the Company entered into a Royalty Purchase Agreement with OMERS. Pursuant to the agreement, OMERS paid $500.0 million to the Company in consideration for the right to receive 30% of the future royalty payments due to the Company from KKC based on net sales of Crysvita in the U.S. and Canada under the terms of the KKC Collaboration Agreement. The calculation of royalty payments to OMERS will be based on net sales of Crysvita beginning in April 2023 and will expire upon the earlier of the date on which aggregate payments received by OMERS equals $725.0 million or the date the final royalty payment is made to the Company under the KKC Collaboration Agreement.

Proceeds from these transactions were recorded as liabilities (liabilities related to sale of future royalties on the Consolidated Balance Sheets). The Company amortizes $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangements.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rate was approximately 9.6% and 8.3%, for RPI and OMERS, respectively, as of September 30, 2022.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable territories, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, delays or disruptions related to the COVID-19 pandemic, macroeconomic and inflationary pressures, the introduction of competing products, pricing for reimbursement in various territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars (USD) while significant portions of the underlying sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from sales of Crysvita, all of which would result in a reduction of non-cash royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in the relevant territories are more than expected, the non-cash royalty revenue and the non-cash interest expense recorded by the Company would be greater over the term of the arrangements.

The following table shows the activity within the liabilities account (in thousands):

	RPI	OMERS	Liabilities related to the sale of future royalties
December 31, 2020	$335,665	$—	$335,665
Non-cash collaboration royalty revenue	(17,951)	—	(17,951)
Non-cash interest expense	34,072	—	34,072
December 31, 2021	351,786	—	351,786
Net proceeds from sale of future royalties in July 2022	—	490,950	490,950
Non-cash collaboration royalty revenue	(15,634)	—	(15,634)
Non-cash interest expense	26,247	8,714	34,961
September 30, 2022	$362,399	$499,664	$862,063

9. Stock-Based Awards

The 2014 Incentive Plan (the 2014 Plan) provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of September 30, 2022, there were 2,034,566 shares reserved under the 2014 Plan for the future issuance of equity awards, 4,640,287 shares reserved under the 2014 Employee Stock Purchase Plan, and 322,697 shares reserved for the Employment Inducement Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$225	$160	$730	$762
Research and development	20,251	15,366	57,588	43,949
Selling, general and administrative	15,285	11,464	42,695	33,719
Total stock-based compensation expense	$35,761	$26,990	$101,013	$78,430

10. Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock, restricted stock units, and performance stock units	11,969,532	8,287,010	11,114,822	8,287,394
Employee stock purchase plan	44,649	30,196	15,047	16,923
	12,014,181	8,317,206	11,129,869	8,304,317

11. Equity Transactions

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. As of September 30, 2022, the Company has sold 1,050,372 shares under the arrangement resulting in net proceeds of approximately $78.9 million. No shares were sold under the arrangement for the three and nine months ended September 30, 2022.

12. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two of the Company’s board members, including the Company’s Chief Executive Officer, are also board members of the foundation, whereby a $1.0 million contribution will be paid out to the foundation over a four-year period, beginning in third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded $0.3 million as research and development expense for this agreement for the three and nine months ended September 30, 2022.

13. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Foreign currency translation adjustments	$(1,332)	$(121)
Unrealized loss on available-for-sale securities	(8,890)	(1,283)
Total accumulated other comprehensive loss	$(10,222)	$(1,404)

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

Our biologic products include approved therapies Crysvita® (burosumab), Mepsevii® (vestronidase alfa), and Evkeeza® (evinacumab) and UX143 in clinical development:

•
Crysvita is an antibody administered via subcutaneous injection that targets fibroblast growth factor 23 (FGF23), developed for the treatment of XLH, a rare, hereditary, progressive, and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. There are approximately 48,000 patients with XLH in the developed world, including approximately 36,000 adults and 12,000 children. Crysvita is the only approved treatment that addresses the underlying cause of XLH. Crysvita is approved in the U.S. and Canada for the treatment of XLH in adult and pediatric patients six months of age and older. In the European Union, or the EU, and the United Kingdom, Crysvita is approved for the treatment of XLH with radiographic evidence of bone disease in children one year of age and older, adolescents, and adults. In Brazil, Colombia, Mexico, Chile, Peru, and Argentina, Crysvita is approved for treatment of XLH in adult and pediatric patients one year of age and older. We have submitted regulatory filings in various other Latin American countries.

Crysvita is also approved in the U.S, Canada, and Peru for the treatment of FGF23-related hypophosphatemia in tumor-induced osteomalacia, or TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older. TIO can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

•
Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the U.S. for the treatment of children and adults with MPS VII. In the EU and the United Kingdom, Mepsevii is approved under exceptional circumstances for the treatment of non-neurological manifestations of MPS VII for patients of all ages. In Italy, Mepsevii received reimbursement approval for the treatment of pediatric and adult patients with MPS VII. In Brazil, Mexico, and Japan, Mepsevii is approved for the treatment of MPS VII for patients of all ages.
•
Evkeeza is a fully human monoclonal antibody that binds to and blocks the function of angiopoietin-like 3 (ANGPTL3), a protein that plays a key role in lipid metabolism. Evkeeza is an approved therapy for the treatment of homozygous familial hypercholesterolemia, or HoFH, a rare inherited condition. HoFH occurs when two copies of the familial hypercholesterolemia (FH)-causing genes are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of LDL-C, or bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals (Regeneron), and the European Economic Area (EEA) as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol (LDL-C) lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. There are approximately 3,000 to 5,000 patients with HoFH in countries outside of the U.S.
•
UX143 (setrusumab) is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. Setrusumab is being studied for the treatment of osteogenesis imperfecta (OI) and has received orphan drug designation from the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA), rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program (PRIME). Setrusumab is subject to our collaboration agreement with Mereo Biopharma 3 (Mereo), and the lead clinical asset in our bone endocrinology franchise. There are an estimated 60,000 patients in the developed world affected by OI.

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

Our clinical-stage gene therapy pipeline includes UX111, DTX401, DTX301, and UX701:

•
UX111 (formerly ABO-102) is an adeno-associated virus 9, or AAV9, gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A (MPS IIIA), a rare lysosomal storage disease with no approved treatment that primarily affects the central nervous system (CNS). There are approximately 3,000 to 5,000 patients in the developed world affected by Sanfilippo syndrome type A. The UX111 program has received Regenerative Medicine Advanced Therapy (RMAT), Fast Track, Rare Pediatric Disease, and Orphan Drug designations in the U.S., and PRIME and Orphan Medicinal Product designations in the EU.
•
DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world affected by GSDIa. A Pediatric Investigation Plan, or PIP, was accepted by the EMA. The DTX401 program has received RMAT, Fast Track, and Orphan Drug designations in the U.S., and PRIME and Orphan Medicinal Product designations in the EU.
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
•
UX701 is an AAV type 9 gene therapy product candidate designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to patients with Wilson disease. Wilson disease affects more than 50,000 individuals in the developed world. UX701 has received Orphan Drug Designation in the U.S. and in the EU.

Our clinical-stage nucleic acid pipeline includes GTX-102 for the treatment of Angelman syndrome, and UX053 for the treatment of GSDIII:

•
GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 has received Fast Track designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA.
•
UX053 is an mRNA product candidate designed for the treatment of patients with GSDIII, a disease caused by a glycogen debranching enzyme (AGL) deficiency that results in glycogen accumulation in the liver and muscle. GSDIII affects more than 10,000 patients in the developed world. UX053 has received Orphan Drug Designation in the U.S. and in the EU.

The following table summarizes our approved products and clinical product candidate pipeline:

Recent Developments - Clinical Product Candidates

GTX-102 for the treatment of Angelman Syndrome

In July 2022, we exercised our option to acquire GeneTx Biotherapeutics LLC (GeneTx) and closed on the acquisition for an option exercise price of $75.0 million plus net working capital adjustments and transaction expenses of $0.6 million and future milestone and royalty payments as further described above in Note 6.

In July 2022, we also provided an interim data update on patients treated in Canada, the U.K., and the U.S. under each region’s amended protocol for the phase 1/2 study of GTX-102. As of the data cut-off for this update, a total of 11 patients had reached at least the Day 128 evaluation, with three patients reaching the Day 170 Pre-Maintenance Dose (PMD) evaluation. We evaluated patients across various clinical measurements, including AS Change Scale, AS Severity Scale, the Bayley Scales of Infant and Toddler Development (Bayley-4), the Vineland-3 adaptive behavior scale, and the Observed Reported Communication Ability (ORCA). Early

and some changes in statistically, significant quantitative measures appear to show a dose-dependent effect that will require continued follow-up of these patients in the maintenance phase.

As of the date of this filing, 13 patients have received cumulative doses of 20 mg or higher, and 14 patients have over 132 days of exposure to treatment, which was the minimum cumulative dose and maximum exposure after the first dose that led to the lower extremity weakness seen in the five patients treated in the U.S. under the original study protocol in 2020. As of the date of this filing, there have been no treatment-related serious adverse events of any type or adverse events related to lower extremity weakness observed to date in these patients. No clinically-significant elevations of cerebrospinal fluid protein level have been observed as of the date of this filing. Two of the five patients treated in the U.S. under the original protocol in 2020 have now restarted treatment in Canada and have received two or more doses with no treatment-related serious adverse events of any type or adverse events related to lower extremity weakness observed in these patients to date.

Dosing in the U.K. and Canada is ongoing under a protocol amendment approved in May 2022 to add dose-selection cohorts at incrementally higher starting doses based on age, followed by two, larger expansion cohorts (n = 20) in each age range. Discussions with the FDA to harmonize the three regions are currently ongoing.

We currently expect to begin enrollment of the expansion cohorts in the first half of 2023. We also expect to provide the next data update when we have substantive data on a larger number of patients in the program.

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

In September 2022, DTX401 was granted PRIME designation by the EMA. This designation will enable early and more frequent interactions with the agency and places DTX401 on an expedited review pathway.

We are currently enrolling and dosing patients in the Phase 3 GlucoGene study of DTX401. The Phase 3 study has a 48-week primary efficacy analysis period and we plan to enroll approximately 50 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch while maintaining glucose control. The last patient is expected to be enrolled in the baseline screening phase of the Phase 3 study of DTX401 around the end of the year.

DTX301 for the treatment of ornithine transcarbamylase, or OTC, deficiency

We continue to be in the process of initiating the Phase 3 Enh3ance study that will include a 64-week primary efficacy analysis period and plan to enroll approximately 50 patients 12 years of age and older, randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. The co-primary endpoints are the percentage of patients who achieve a response as measured by discontinuation or reduction in baseline disease management and the 24-hour plasma ammonia levels. The first patients in the U.S. are expected to enter an approximate 4-to 8-week baseline screening period around the end of 2022, after which they are expected to receive a single dose of DTX301 or placebo.

UX701 for the treatment of Wilson Disease

We are currently enrolling and dosing patients with Wilson disease in the first stage of the Cyprus2+ study of UX701.

During the first stage of the study, the safety and efficacy of up to three dose levels of UX701 will be evaluated over the course of 52 weeks and a dose will be selected for further evaluation in stage 2. The sequential doses to be evaluated are 5.0 x 10^12 GC/kg, 1.0 x 10^13 GC/kg, and 2.0 x 10^13 GC/kg. A protocol amendment for stage 1 has been approved that removes the use of placebo from this stage of the study. In stage 2, a new cohort of patients will be randomized 2:1 to receive the selected dose of UX701 or placebo. The primary safety and efficacy analyses will be conducted at Week 52 of stage 2. The primary efficacy endpoints are change in 24-hour urinary copper concentration and percent reduction in standard of care medication by Week 52. After the initial 52-week study period, we expect that all patients will receive long term follow up in stage 3.

Completion of Stage 1 enrollment is expected in mid-2023 with data on safety and initial signs of clinical activity expected around the end of 2023 or early 2024.

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta (OI), in collaboration with Mereo BioPharma 3 Limited, or Mereo

We are currently dosing patients in a pediatric and young adult Phase 2/3 study. The objective of the Phase 2/3 study will first focus on determining an effective dose based on increases in collagen production using serum P1NP levels and an acceptable safety profile. A protocol amendment for the Phase 2 study will remove the placebo arm and continue evaluating the same two dose levels of setrusumab as in the original protocol. We currently expect to complete enrollment in this portion of the study in early 2023. Data from the Phase 2 study and determination of the Phase 3 dose is currently expected mid-2023. Following determination of the dose, we intend to adapt the study into a pivotal Phase 3 stage, evaluating fracture reduction over an estimated 15 to 24 months as the primary endpoint, subject to regulatory review. Separately, we currently plan to initiate a Phase 2 study of patients under age five with OI in the first half of 2023.

UX053 for the treatment of glycogen storage disease type III, or GSDIII

We are dosing patients in a Phase 1/2 study of UX053 for the treatment of GSDIII and we currently expect preliminary data from Part 1 of the study in the first half of 2023.

Other Developments

Partial sale of North America Crysvita royalty

In July 2022, we sold 30% of our royalty interest in Crysvita in the U.S. and Canada beginning in April 2023 to Ontario Municipal Employees Retirement System (OMERS) for $500.0 million, subject to a cap of $725.0 million.

Amendment to Collaboration Agreement with KKC

In September 2022, we entered into an amendment to the collaboration agreement which clarified the scope of increased participation by KKC in support of our commercial activities prior to April 2023 and granted us the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, KKC will continue to support our commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, our rights to promote Crysvita in the U.S. will be limited to medical geneticists and we will solely bear the cost of our own expenses related to the promotion of Crysvita in the profit-share territory.

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

We have incurred net losses in each year since inception. Our net loss was $245.1 million and $555.6 million for the three and nine months ended September 30, 2022, respectively, and $73.0 million and $331.6 million for the three and nine months ended September 30, 2021, respectively. Net loss for the three and nine months ended September 30, 2022 included losses of $1.6 million and $21.1 million, respectively, resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc. (Arcturus) and Solid Biosciences Inc. (Solid) equity securities. In the three and nine months ended September 30, 2021, we had included a gain of $25.7 million and a loss of $26.0 million, respectively, resulting from changes in the fair value of our investments in Arcturus and Solid. Other than changes in the fair value of our investments, substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three and nine months ended September 30, 2022 our total revenues were $90.7 million and $260.0 million, respectively, compared to $81.6 million and $268.0 million for the three and nine months ended September 30, 2021, respectively. Revenues for the three and nine months ended September 30, 2022 included $1.5 million and $6.2 million, respectively, from our collaboration and license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo), as compared to $12.1 million and $76.8 million for the three and nine months ended September 30, 2021, respectively. The decrease in collaboration revenue with Daiichi Sankyo was partially offset by higher revenue from Crysvita collaboration revenue in the profit-share territory, an increase in revenue for our approved products, and an increase in collaboration royalty revenue.

As of September 30, 2022, we had $996.2 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$51,348	$42,971	$8,377	19%
Crysvita royalty revenue in European territory	—	16	(16)	-100%
Daiichi Sankyo	1,479	12,061	(10,582)	-88%
Total collaboration and license revenue	52,827	55,048	(2,221)	-4%
Product sales:
Crysvita	13,184	7,378	5,806	79%
Mepsevii	6,045	3,918	2,127	54%
Dojolvi	13,274	10,654	2,620	25%
Total product sales	32,503	21,950	10,553	48%
Crysvita non-cash collaboration royalty revenue	5,373	4,649	724	16%
Total revenues	$90,703	$81,647	$9,056	11%

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$148,121	$120,987	$27,134	22%
Crysvita royalty revenue in European territory	—	244	(244)	-100%
Daiichi Sankyo	6,207	76,767	(70,560)	-92%
Total collaboration and license revenue	154,328	197,998	(43,670)	-22%
Product sales:
Crysvita	34,980	16,150	18,830	117%
Mepsevii	15,839	12,924	2,915	23%
Dojolvi	39,200	27,735	11,465	41%
Total product sales	90,019	56,809	33,210	58%
Crysvita non-cash collaboration royalty revenue	15,634	13,210	2,424	18%
Total revenues	$259,981	$268,017	$(8,036)	-3%

For the three and nine months ended September 30, 2022, our share of Crysvita collaboration revenue in the profit-share territory increased by $8.4 million and $27.1 million, respectively, as compared to the same periods in 2021. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

In March 2020, we executed a license agreement with Daiichi Sankyo. For the three and nine months ended September 30, 2022, the collaboration and license revenue from this arrangement decreased by $10.6 million and $70.6 million, respectively, as compared to the same periods in 2021. The decrease was due to completion of the technology transfer as of March 31, 2022.

The increase in product sales of $10.6 million and $33.2 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 was primarily due to an increase in demand for Crysvita in Latin America due to an increase in the number of patients on therapy, continued momentum from the commercial launch of Dojolvi in the U.S., continued increase in demand for our other approved products, and an increase in sales of our products under our named patient program in certain countries.

The increase in Crysvita non-cash collaboration royalty revenue of $0.7 million and $2.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily reflects the launch progress by our collaboration partner in European countries and an increase in the number of patients on therapy.

Cost of Sales (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Cost of sales	$8,631	$4,175	$4,456	107%

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Cost of sales	$23,001	$12,499	$10,502	84%

Cost of sales increased by $4.5 million and $10.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was due to increased demand for our approved products and amortization of the intangible asset for Evkeeza from our license agreement with Regeneron. The increase in cost of sales was also impacted by excess inventory write-downs of $0.3 million and $1.6 million recorded for the three and nine months ended September 30, 2022, compared to nil and $1.7 million recorded for the three and nine months ended September 30, 2021, respectively.

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

Commercial programs include costs for disease monitoring programs and certain regulatory and medical affairs support activities for programs after commercial approval. Clinical programs include study conduct and manufacturing costs related to clinical program candidates. Translational research includes costs for preclinical study work and costs related to preclinical programs prior to IND filing. Upfront license, acquisition, and milestone fees include any significant expenses related to strategic licensing agreements and acquisitions. Infrastructure costs include direct costs related to laboratory, IT, and equipment depreciation costs, and overhead allocations for human resources, IT and other allocable costs.

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Commercial programs	$24,923	$12,696	$12,227	96%
Clinical programs:
Gene therapy programs	34,498	28,039	6,459	23%
Nucleic acid and other biologic programs	26,325	13,137	13,188	100%
Translational research	22,486	16,101	6,385	40%
Upfront license, acquisition, and milestone fees	75,234	—	75,234	100%
Infrastructure	17,672	14,748	2,924	20%
Stock-based compensation	20,251	15,366	4,885	32%
Other research and development	15,908	13,330	2,578	19%
Total research and development expenses	$237,297	$113,417	$123,880	109%

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Commercial programs	$54,266	$38,998	$15,268	39%
Clinical programs:
Gene therapy programs	110,521	79,136	31,385	40%
Nucleic acid and other biologic programs	68,651	32,732	35,919	110%
Translational research	64,128	45,361	18,767	41%
Upfront license, acquisition, and milestone fees	75,234	50,000	25,234	50%
Infrastructure	51,739	43,984	7,755	18%
Stock-based compensation	57,588	43,949	13,639	31%
Other research and development	52,854	39,980	12,874	32%
Total research and development expenses	$534,981	$374,140	$160,841	43%

Total research and development expenses increased $123.9 million and $160.8 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The change in research and development expenses was primarily due to:

•
for commercial programs, an increase of $12.2 million and $15.3 million for the three and nine months ended September 30, 2022, respectively, primarily related to collaborative cost sharing with Regeneron for Evkeeza and increased R&D personnel allocations to commercial programs;
•
for gene therapy programs, an increase of $6.5 million and $31.4 million for the three and nine months ended September 30, 2022, respectively, primarily related to increases in clinical manufacturing and clinical trial expenses for the DTX401 and DTX301 Phase 3 programs and the in-licensing of the UX111 program from Abeona Therapeutics;
•
for nucleic acid and other biologic programs, an increase of $13.2 million and $35.9 million for the three and nine months ended September 30, 2022, respectively, primarily related to the addition of clinical trial and manufacturing expenses related to UX053, following its IND approval in March 2021; increased clinical trial and manufacturing expenses related to the continued progress of the UX143 program in collaboration with Mereo; and clinical and other development expenses related to the continued progress of the GTX-102 program;
•
for translational research, an increase of $6.4 million and $18.8 million for the three and nine months ended September 30, 2022, respectively, primarily related to IND-enabling development costs for multiple research projects;
•
for upfront license, acquisition, and milestone fees, an increase of $75.2 million and $25.2 million for the three and nine months ended September 30, 2022, respectively, due to $75.2 million recognized from the GeneTx acquisition during the three and nine months ended September 30, 2022, as compared to nil and $50.0 million recognized from the upfront fee for the Mereo license for the three and nine months ended September 30, 2021;
•
for infrastructure, an increase of $2.9 million and $7.8 million for the three and nine months ended September 30, 2022, respectively, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, an increase of $4.9 million and $13.6 million for the three and nine months ended September 30, 2022, respectively, primarily related to the increases in employee headcount; and
•
for other research and development expenses, an increase of $2.6 million and $12.9 million for the three and nine months ended September 30, 2022, respectively, primarily related to increased staffing to support internal manufacturing, increased travel, and increased administrative and general support.

We expect our annual research and development expenses to moderate in the future as we advance our product candidates through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs, and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Selling, general and administrative	$69,841	$53,883	$15,958	30%

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Selling, general and administrative	$205,290	$160,551	$44,739	28%

Selling, general and administrative expenses increased by $16.0 million and $44.7 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to moderate in the future to support our approved products and multiple clinical-stage product candidates.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Interest income	$3,483	$408	$3,075	754%

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Interest income	$4,876	$1,488	$3,388	228%

Interest income increased by $3.1 million and $3.4 million, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to increases in interest rates and higher average marketable debt securities balances.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Change in fair value of equity investments	$(1,626)	$25,702	$(27,328)	-106%

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Change in fair value of equity investments	$(21,139)	$(25,963)	$4,824	-19%

For the three and nine months ended September 30, 2022, we recorded a net decrease in the fair value of our equity investments of $1.6 million and $21.1 million, respectively, due to unrealized losses on our investments in Arcturus common stock of $0.5 million and $11.1 million during the three and nine months ended September 30, 2022, respectively, and unrealized losses on our investments in Solid common stock of $1.1 million and $10.0 million during the three and nine months ended September 30, 2022, respectively.

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

Non-cash Interest Expense on Liabilities Related to the Sale of Future Royalties (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Non-cash interest expense on liabilities related to the sale of future royalties	$(14,505)	$(8,683)	$(5,822)	67%

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Non-cash interest expense on liabilities related to the sale of future royalties	$(27,141)	$(25,618)	$(1,523)	6%

The non-cash interest expense on liabilities related to the sale of future royalties increased by $5.8 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. This was primarily due to the partial sale of North American Crysvita royalty to OMERS in July 2022, which resulted in an increase in liabilities related to the sale of future royalties by $491.0 million and higher interest expense, partially offset by the capitalization of interest related to the construction-in-progress for the gene therapy manufacturing plant. To the extent royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Other expense	$(1,105)	$(415)	$(690)	166%

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Other expense	$(1,746)	$(1,277)	$(469)	37%

Other expense increased by $0.7 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022, compared to the same periods in 2021. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Provision for income taxes	$(6,287)	$(182)	$(6,105)	*
* not meaningful

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
Provision for income taxes	$(7,147)	$(1,024)	$(6,123)	598%

The provision for income taxes increased by $6.1 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures and the significant taxable income generated as a result of our sale of royalties in July 2022, we have recorded a one-time discrete tax expense of $5.9 million for the three and nine months ended September 30, 2022. The discrete tax expense is for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards in certain states. We realized no benefit for current year losses due to a full valuation allowance against the U.S. net deferred tax assets.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of September 30, 2022, we had $996.2 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, (Jefferies), pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market (ATM) offerings through Jefferies. As of September 30, 2022, net proceeds from shares sold under the arrangement were approximately $78.9 million. No shares were sold under this arrangement for the three and nine months ended September 30, 2022. In July 2022, we received net proceeds of $491.0 million from the sale of certain future royalties to OMERS.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(290,123)	$(284,351)
Cash used in investing activities	(120,053)	(264,429)
Cash provided by financing activities	499,326	32,827
Effect of exchange rate changes on cash	(2,427)	(802)
Net increase (decrease) in cash, cash equivalents and restricted cash	$86,723	$(516,755)

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

Cash used in operating activities for the nine months ended September 30, 2022 was $290.1 million and primarily reflected a net loss of $555.6 million and $15.6 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI Finance Trust (RPI), an affiliate of Royalty Pharma, offset by non-cash charges of $101.0 million for stock-based compensation, $75.2 million for acquired in-process research and development expense, $4.3 million for the amortization of the premium paid on purchased marketable debt securities, $13.3 million for depreciation and amortization, $21.1 million for a change in fair value of equity investments in Arcturus and Solid, and $27.1 million for non-cash interest incurred on the liabilities related to the sale of future royalties to RPI and OMERS. Cash used in operating activities also reflected a $3.0 million decrease due to an increase in accounts receivable primarily related to order timing, a $5.5 million decrease due to an increase in inventory primarily for Mepsevii and Dojolvi, and a decrease of $6.1 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $52.4 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to timing of payments and receipt of invoices, as well as an increase in manufacturing accruals and income taxes payable, partially offset by the payout of the 2021 annual bonuses, and a $0.6 million increase due to a net decrease in prepaid expenses and other assets.

Cash used in operating activities for the nine months ended September 30, 2021 was $284.4 million and primarily reflected a net loss of $331.6 million and $13.2 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $78.1 million for stock-based compensation, $4.5 million for the amortization of the premium paid on purchased marketable debt securities, $9.7 million for depreciation and amortization, $26.0 million for a change in fair value of equity investments in Arcturus and Solid, and $25.6 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $2.4 million decrease due to an increase in accounts receivable primarily related to higher revenues, a $2.1 million decrease due to an increase in inventory for Dojolvi, a $7.0 million decrease due to an increase in prepaid expenses and other current assets primarily due to an increase in prepaid subscriptions, prepaid manufacturing and prepaid insurance, and a decrease of $74.4 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $1.9 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to an increase in accruals related to the construction of the gene therapy manufacturing plant, partially offset by a decrease in accrued bonus due to the payout of the 2020 annual bonuses.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 was $120.1 million and was primarily related to purchases of property, plant, and equipment of $89.2 million, primarily related to purchases for our gene therapy manufacturing plant, the acquisition of GeneTx of $75.4 million, net of cash acquired, purchases of marketable debt securities of $416.2 million, and the payment to Regeneron for an intangible asset of $30.0 million, offset by proceeds from the sale of marketable debt securities of $83.0 million and maturities of marketable debt securities of $407.9 million.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $499.3 million and was primarily comprised of $491.0 million in net proceeds from the partial sale of future North America Crysvita royalties to OMERS and $8.8 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

Cash provided by financing activities for the nine months ended September 30, 2021 was $32.8 million and was primarily comprised of $33.2 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We will require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, including future milestone payments thereunder, and to further develop our general infrastructure, including construction of our GMP gene therapy manufacturing facility, and such funding may not be available to us on acceptable terms or at all.

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

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases, manufacturing and service contract obligations, and building construction and improvement agreements.

Future minimum lease payments under non-cancellable leases as of September 30, 2022, were approximately $62.2 million, of which $13.7 million are due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of September 30, 2022, we had obligations of approximately $31.0 million, of which $26.7 million are due within one year.

Building construction and improvement agreements relate to the construction and fit-out of the Company’s leased properties. As of September 30, 2022, we had obligations of approximately $9.9 million, of which $0.1 million are expected to be due within one year.

We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities. The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as contemplated by the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

We have exposure to equity risk with respect to the equity investments that we hold in Arcturus and Solid. The carrying value of our equity investments held in Arcturus and Solid were $7.4 million and $3.7 million as of September 30, 2022, respectively. A hypothetical 10 percent decrease in the market price for our equity investments in Arcturus and Solid as of September 30, 2022 would decrease the fair value by $0.7 million and $0.4 million, respectively. Given the historic volatility of the publicly traded stock price of Arcturus and Solid, the fair value of our investments in Arcturus and Solid is subject to wide fluctuations which may have a significant impact on our net income (loss) in future periods.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2022, we had cash, cash equivalents, and marketable debt securities totaling $996.2 million, compared to $999.1 million as of December 31, 2021, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates continue to increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of September 30, 2022 or December 31, 2021. To date, we have not experienced a loss of principal on any of these investments and as of September 30, 2022, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic, the macro-economic environment, inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. For the three and nine months ended September 30, 2022, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2022. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2022, our available cash, cash equivalents, and marketable debt securities were $996.2 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Under our agreement with KKC, KKC has the sole right to commercialize Crysvita in Europe and, at certain specified times, in the U.S., Canada, and Turkey, subject to certain rights retained by us. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, we have the sole right to promote Crysvita in the U.S. and Canada, or the profit-share territory, for a specified period of time, with KKC increasingly participating in the promotion of the product until the transition date of April 2023, which is the fifth anniversary of the commercial launch of the product in the U.S. At the transition date, commercialization responsibilities for Crysvita in the profit-share territory will transition to KKC whereby KKC will be responsible for the commercialization of the product in the territory at and after the transition date. In September 2022, we entered into an amendment to the collaboration agreement which clarified the scope of increased participation by KKC in support of our commercial activities prior to April 2023 and granted us the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, KKC will continue to support our commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, our rights to promote Crysvita in the U.S. will be limited to medical geneticists and we are solely responsible for the costs of our own expenses related to the promotion of Crysvita in the profit-share territory. The transition of responsibilities to KKC requires significant effort and may result in the diversion of management’s attention to transition activities. We may also encounter unexpected difficulties or incur unexpected costs in connection with such transition activities. Further, we cannot assure that we will have adequate commercial activity to support our North America field force and other aspects of our commercial infrastructure in the territory after April 2024 and we may fail to retain members of our field teams due to such uncertainties. Collaboration with KKC may not result in a seamless transition of responsibilities for KKC to promote the product in the profit-share territory after the transition date and the commercial success of Crysvita in the profit-share territory after the transition date will depend on, among other things, the efforts and allocation of resources of KKC.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. (Dimension) in November 2017, we have recorded on our Consolidated Balance Sheet intangible assets for in-process research and development (IPR&D) related to DTX301 and DTX401. We have also recorded contract-based intangible assets related to our license from third parties for certain assets related to Dojolvi following FDA approval of the product, in addition to the intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through the end of September 30, 2022.

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
•
natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (including for example, the COVID-19 pandemic), rising inflation, the recessionary environment, boycotts, adoption or expansion of government trade restrictions, and other business restrictions;
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

Pursuant to our 2014 Incentive Plan, (the 2014 Plan), our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2022, 2,034,566 shares were available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan (2014 ESPP), eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2022, 4,640,287 shares were available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted the Employment Inducement Plan (the Inducement Plan) with a maximum of 500,000 shares available for grant under the plan. At September 30, 2022, 322,697 shares were available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have incurred substantial losses during our history. To the extent that we continue to generate taxable losses, unused taxable losses will, subject to certain limitations, carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the IRC), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (NOL carryforwards), and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. An analysis to determine limitations upon our NOL carryforwards and other pre-change tax attributes for ownership changes that have occurred previously has been performed, resulting in a permanent decrease of federal and state NOL carryforwards in the amount of $7.2 million and a permanent decrease in federal research tax credit carryforwards in the amount of $0.2 million. As a result of these decreases and others that may occur as a result of future ownership changes, our ability to use our pre-change NOL carryforwards and other tax attribute carryforwards to offset U.S. federal taxable income and tax liabilities is limited and may become subject to even greater limitations, which could potentially accelerate or permanently increase future federal tax liabilities for us. In addition, there may be periods during which the use of state income tax NOL carryforwards and other state tax attribute carryforwards (such as state research tax credits) are suspended or otherwise limited, which could potentially accelerate or permanently increase future state tax liabilities for us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
10.1*	Amendment No. 12 to Collaboration and License Agreement, effective as of September 29, 2022, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.				X
10.2#	Amendment No. 2, dated September 13, 2022, to Executive Employment Agreement by and between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.				X
10.3#	Amendment, dated September 13, 2022, to Offer Letter by and between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.				X
10.4#	Amendment No. 2, dated September 13, 2022, to Offer Letter by and between Ultragenyx Pharmaceutical Inc. and Mardi C. Dier.				X
10.5#	Amendment No. 2, dated September 13, 2022, to Offer Letter by and between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg.				X
10.6#	Amendment, dated September 13, 2022, to Offer Letter by and between Ultragenyx Pharmaceutical Inc. and Karah Parschauer.				X
10.7#	Amendment, dated September 13, 2022, to Offer Letter by and between Ultragenyx Pharmaceutical Inc. and Dennis Huang.				X
10.8#	Amendment No. 3, dated September 13, 2022, to Offer Letter by and between Ultragenyx Pharmaceutical Inc. and Erik Harris.				X
10.9#	Amendment, dated September 13, 2022, to Offer Letter by and between Ultragenyx Pharmaceutical Inc. and John R. Pinion II				X
10.10*	Royalty Purchase Agreement by and among Rare Delaware Inc., Ultragenyx Pharmaceutical Inc. and OCM LS23 Holdings LP dated as of July 14, 2022	10-Q	7/29/2022	10.1
10.11*	Unit Purchase Agreement by and among Ultragenyx Pharmaceutical Inc., GeneTx Biotherapeutics LLC, the Unitholders and Deborah A. Guagliardo, dated as of July 15, 2022	10-Q	7/29/2022	10.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 2, 2022	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2022	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)