Form 10-K
period 2022-12-31
Ultragenyx Pharmaceutical Inc.
filed 2023-02-17
CIK 1515673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2022 was approximately $3.3 billion, based upon the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded as such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2023, the Company had 70,216,689 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders, to be held on or about June 7, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 16.	Form 10-K Summary	92
SIGNATURES		93

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
•
stagnating or worsening business and economic conditions and increasing geopolitical instability, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility, and changes in monetary policy; and
•
other risks and uncertainties, including those listed under “Part I, Item 1A. Risk Factors.”

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
•
Commercialize through patient-focused global organization. We seek to commercialize our products throughout the developed world, in North America, the European Union, or the EU, the United Kingdom, or the U.K., Latin America, Turkey, Asia, and select international markets. We have established our own commercial organization in these markets and a network of third-party distributors in smaller markets. We believe our commercial organization is highly specialized and focused, due to the nature of rare disease treatment.

Approved Products and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, gene therapy, and nucleic acid product candidates.

We have four commercially approved products, Crysvita® (burosumab) for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, Mepsevii® (vestronidase alfa) for the treatment of mucopolysaccharidosis VII, or MPSVII or Sly Syndrome, Dojolvi® (triheptanoin) for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, and Evkeeza® (evinacumab) for the treatment of homozygous familial hypercholesterolemia, or HoFH. The following table summarizes our approved products and clinical product candidate pipeline:

Approved Products

Crysvita for the treatment of XLH and TIO

Crysvita is an antibody administered via subcutaneous injection that targets fibroblast growth factor 23, or FGF23, developed for the treatment of XLH, a rare, hereditary, progressive, and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. There are approximately 48,000 patients with XLH in the developed world, including approximately 36,000 adults and 12,000 children. Crysvita is the only approved treatment that addresses the underlying cause of XLH. Crysvita is approved in the U.S., the EU and certain other regions for the treatment of XLH in adult and pediatric patients one year of age and older.

Crysvita is also approved in the U.S. and certain other regions for the treatment of FGF23-related hypophosphatemia in tumor-induced osteomalacia, or TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older. There are approximately 2,000 to 4,000 patients with TIO in the developed world. TIO can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd., or KHK), and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

Please see “—License and Collaboration Agreements—Approved Products—Kyowa Hakko Kirin” for a description of our collaboration and license agreement with KKC.

Mepsevii for the treatment of MPS VII

Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the U.S., the EU and certain other regions for the treatment of children and adults with MPS VII.

Please see “—License and Collaboration Agreements—Approved Products—Saint Louis University” for a description of our license agreement with Saint Louis University.

Dojolvi for the treatment of LC-FAOD

Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride specifically designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement for people with long-chain fatty acid oxidation disorders, or LC-FAOD, which is a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is approved in the U.S. and certain other regions as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

Please see “—License and Collaboration Agreements—Approved Products—Baylor Research Institute” for a description of our license agreement with Baylor Research Institute.

Evkeeza for the treatment of HoFH

Evkeeza is a fully human monoclonal antibody that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism. Evkeeza is an approved therapy for the treatment of homozygous familial hypercholesterolemia, or HoFH, a rare inherited condition. HoFH occurs when two copies of the familial hypercholesterolemia, or FH,-causing genes are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of LDL-C, or bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals, or Regeneron. It is also approved in the European Economic Area, or EEA, as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol, or LDL-C, lowering therapies to treat adults and adolescents aged 12 years and older with clinical HoFH. There are approximately 3,000 to 5,000 patients with HoFH in the developed world outside of the U.S.

In January 2022, we announced a collaboration with Regeneron to commercialize Evkeeza outside of the U.S. We are in the process of engaging country authorities within the EEA, Latin America, Canada and Japan to negotiate pricing and reimbursement guidelines.

Please see “—License and Collaboration Agreements—Approved Products—Regeneron” for a description of our license agreement with Regeneron Pharmaceuticals.

Clinical Product Candidates

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

UX143 (setrusumab) is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. Setrusumab is being studied for the treatment of OI, and has received orphan drug designation from the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program, or PRIME, program. Setrusumab is subject to our collaboration agreement with Mereo, and is the lead clinical asset in our bone endocrinology franchise. There are an estimated 60,000 patients in the developed world affected by OI.

In February 2023, we announced enrollment was completed in the Phase 2 portion of pediatric and young adult Phase 2/3 study. This phase is intended to determine an optimized dose, based on increases in collagen production using serum P1NP levels, and establish an acceptable safety profile. Data from the Phase 2 study and determination of the Phase 3 dose strategy are currently expected mid-2023. We intend to adapt the study into a pivotal Phase 3 stage, evaluating fracture reduction over an estimated 15 to 24 months as the primary endpoint, subject to regulatory review. Separately, we plan to initiate a Phase 2 study of patients under age five with OI in the first half of 2023.

In February 2023, we and our development partner Mereo entered into a non-exclusive worldwide, royalty-free license with UCB Pharma S.A., or UCB, and their partner Amgen Inc., or Amgen, to research, develop, and commercialize setrusumab in OI under certain UCB/Amgen-owned patent rights related to anti-sclerostin compounds and their uses.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Mereo” for a description of our license and collaboration agreement with Mereo.

GTX-102 for the treatment of Angelman Syndrome

GTX-102 is an antisense oligonucleotide, or ASO, that is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 has received Fast Track Designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA. We exercised our option to acquire GeneTx Biotherapeutics LLC (GeneTx) in July 2022 for an option exercise price of $75.0 million, in addition to outstanding cash and adjustments for working capital, for a total purchase consideration of $91.2 million. Additionally, we may make future milestone and royalty payments to GeneTx.

In July 2022, we provided an interim data update on patients treated in Canada, the U.K., and the U.S. under each region’s amended protocol for the phase 1/2 study of GTX-102. As of the data cut-off for this update, a total of 11 patients had reached at least the Day 128 evaluation, with three patients reaching the Day 170 Pre-Maintenance Dose, or PMD, evaluation. We evaluated patients across various clinical measurements, including AS Change Scale, AS Severity Scale, the Bayley Scales of Infant and Toddler Development, or Bayley-4, the Vineland-3 adaptive behavior scale, and the Observed Reported Communication Ability, or ORCA.

In January 2023, we announced 23 patients had received loading doses ranging from 2 mg to 10 mg, with maintenance dosing ranging from 10 mg to 14 mg. Ten patients have had between six and twelve months of exposure to GTX-102 and five patients have been on continuous therapy for more than one year. To date, the most common adverse events, or AE, have not been related to treatment and include COVID-19 infection, vomiting and upper respiratory infection. In January 2023, we disclosed one AE of special interest that occurred in a 17 year-old patient with severe scoliosis and who had, at baseline, limited ability to walk and was primarily dependent on a wheelchair. After the fourth monthly loading dose this patient experienced decreased ambulation, which clinically resolved within a couple of weeks. As of this filing, there have been no other cases of lower extremity weakness under the amended protocol.

Three of the original five patients treated in the U.S. have successfully restarted therapy with GTX-102. Two of these patients are being treated under the Canadian protocol and one through an early access protocol in the U.S. These patients have showed signs of clinical activity, including improvements in sleep. As of this filing, there have been no reports of lower extremity weakness in these three patients.

In the U.K. and Canada, dosing is ongoing under a protocol amendment approved in May 2022 that began with lower loading doses and has progressed to incrementally higher loading doses based on age and clinical activity. In the U.S., discussions are currently ongoing with the FDA to harmonize the three regions.

In February 2023, screening began for patients in expansion Cohort A (ages 4 to <8 years) and expansion Cohort B (ages 8 to <18 years). Each expansion cohort will enroll approximately 20 patients and will evaluate the same safety, pharmacokinetic, and efficacy measures as the dose escalating cohorts.

Across the patients who have been dosed under the amended and expanded access protocols, we are continuing to see encouraging signs of clinical activity. We expect to provide the next data update, based on a larger number of patients in the program, later this year.

UX111 for the treatment of Sanfilippo syndrome type A or MPS IIIA

UX111 (formerly ABO-102) is an adeno-associated virus 9, or AAV9, gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A, or MPS IIIA, a rare lysosomal storage disease with no approved treatment, which primarily affects the central nervous system. There are an estimated 3,000 to 5,000 patients in the developed world affected by Sanfilippo syndrome type A. The UX111 program has received Regenerative Medicine Advanced Therapy, or RMAT, Fast Track, Rare Pediatric Disease, and Orphan Drug Designations in the U.S., and PRIME and Orphan Medicinal Product designations in the EU.

In May 2022, we announced an exclusive license agreement with Abeona Therapeutics for UX111. Under the terms of the agreement, we assumed responsibility for the UX111 program in exchange for Abeona’s right to receive tiered royalties of up to 10% on net sales, and milestone payments upon the attainment of certain commercial revenue milestones.

Abeona previously announced the completion of a successful Type B meeting with the FDA regarding the pivotal Transpher A trial to support filing and approval for UX111. Interim results from the Transpher A trial presented in an encore presentation at the 2022 American Society of Gene & Cell Therapy, or ASGCT, conference demonstrated that neurocognitive development was preserved in children treated younger than 2 years or in children older than 2 years with a development quotient (DQ) > 60 (n=10) within normal range of a non-afflicted child after treatment with ABO-102 (3.0 x 10^13 vg/kg). The interim results also showed continued or stabilized cognitive function along with behavioral and developmental progress using standard assessments. Additionally, stabilization or increase in volumes of cortical gray matter, total cerebral, and amygdala was observed. Statistically significant reduction in liver volume was seen with UX111 treatment. Dose-dependent and statistically significant reductions in cerebrospinal fluid and plasma heparan sulfate, demonstrating replacement of enzyme activity consistent with levels required for disease correction in the central nervous system, have been sustained in treated patients for two years after treatment. As of the ASGCT presentation, there had been no treatment-related serious adverse events and no clinically meaningful adverse events.

A meeting with the FDA to discuss a plan to file for accelerated approval is expected to occur in the first half of 2023.

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

In May 2022, we presented longer-term safety and durability data from the ongoing Phase 1/2 study at the ASGCT conference, which showed sustained responses lasting more than 3.5 years following treatment with DTX401. All 12 patients in the study have demonstrated reductions in oral glucose replacement therapy, with a mean total daily reduction of 70% (p-value<0.0001) from baseline to the last available timepoint. At the ASGCT presentation, we also presented data that showed additional improvements of greater time spent in euglycemia and reduced average daily cornstarch intake, as measured by continuous glucose monitoring.

As of January 2023, enrollment in the baseline screening has been completed in the Phase 3 GlucoGene study of DTX401. The Phase 3 study has a 48-week primary efficacy analysis period and enrolled approximately 50 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch while maintaining glucose control. We currently expect to share results from this Phase 3 study, following the 48-week primary efficacy analysis, in the first half of 2024.

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

In May 2022, we presented additional longer-term safety and durability data from the ongoing Phase 1/2 study at the 2022 ASGCT conference, which showed sustained responses lasting more than 4 years following treatment with DTX301. Seven of 11 patients, including four out of the five patients treated at the Phase 3 dose (1.7 x 10^13 GC/kg), have responded, and remain clinically and metabolically stable. Four complete responders have discontinued ammonia-scavenger medications and liberalized their diet within the first year after treatment. As of May 2022, across all cohorts of the Phase 1/2 study, no treatment-related serious adverse events, infusion-associated reactions or dose-limiting toxicities have been reported.

The Phase 3 Enh3ance study randomized and dosed the first patient earlier this year. Additional patients are currently in the approximate 4- to 8-week baseline screening period, after which they are expected to receive a single dose of DTX301 or placebo. The Phase 3 study will include a 64-week primary efficacy analysis period and we currently plan to enroll approximately 50 patients 12 years of age and older, randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. The co-primary endpoints are the percentage of patients who achieve a response, as measured by discontinuation or reduction in baseline disease management, and the 24-hour plasma ammonia levels.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—REGENXBIO Inc.” for a description of our license agreement with REGENXBIO Inc.

UX701 for the treatment of Wilson Disease

UX701 is an AAV type 9 gene therapy product candidate designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to patients with Wilson disease. It is estimated that Wilson disease affects more than 50,000 individuals in the developed world. UX701 has received Orphan Drug Designation in the U.S. and in the EU.

UX701 has received a Fast Track Designation from the FDA. This will allow for early and frequent communication throughout the entire drug development and review process and reflects the serious, unmet need for patients with Wilson disease.

We are currently enrolling and dosing patients with Wilson disease in the first stage of the Cyprus2+ study of UX701. During the first stage, the safety and efficacy of up to three dose levels of UX701 will be evaluated over the course of 52 weeks and a dose will be selected for further evaluation in stage 2. The sequential doses to be evaluated are 5.0 x 10^12 GC/kg, 1.0 x 10^13 GC/kg, and 2.0 x 10^13 GC/kg. A protocol amendment for stage 1 has been approved that removes the use of placebo from this stage of the study. In stage 2, a new cohort of patients will be randomized 2:1 to receive the selected dose of UX701 or placebo. The primary safety and efficacy analyses will be conducted at Week 52 of stage 2. The primary efficacy endpoints are change in 24-hour urinary copper concentration and percent reduction in standard of care medication by Week 52. After the initial 52-week study period, we expect that all patients will receive long term follow up in stage 3.

Completion of Stage 1 enrollment is expected in mid-2023 with data on safety and potentially initial signs of clinical activity expected in early 2024.

Please see “—License and Collaboration Agreements—Clinical Product Candidates— REGENXBIO Inc.” for a description of our license and collaboration agreement with REGENXBIO Inc.

UX053 for the treatment of glycogen storage disease type III, or GSDIII

UX053 is an mRNA product candidate designed for the treatment of patients with GSDIII, a disease caused by a glycogen debranching enzyme, or AGL, deficiency that results in glycogen accumulation in the liver and muscle. UX053 has received Orphan Drug Designation in the U.S. and in the EU.

Dosing in the single ascending dose stage of the Phase 1/2 study of UX053 for the treatment of GSDIII has been completed and we expect to have this data in the first half of 2023. Based on these analyses and other work, we will then review our plans for the next steps in the program.

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

With respect to Dojolvi, LC-FAOD is commonly treated with diet therapy and MCT oil. Dojolvi may compete with this approach. Although we believe that Dojolvi should be considered a drug and will be regulated that way, it is possible that other companies or individuals may attempt to produce triheptanoin for use in LC-FAOD. Investigators are testing triheptanoin in clinical studies across multiple indications, including LC-FAOD. It is also possible that other companies may produce, develop, and commercialize other medium odd-chain fatty acids, or completely different compounds, to treat LC-FAOD. Other companies may also utilize other approaches, such as gene therapy, to treat LC-FAOD. In addition, Reneo Pharmaceuticals is developing REN001, a PPAR delta agonist, in Phase 1b for LC-FAOD and other genetic myopathies.

With respect to Evkeeza, the current treatments for patients with HoFH involve various lipid-lowering agents to reduce serum LDL and total cholesterol levels. Drug therapies include statins (e.g., Rosuvastatin, Simvastatin, etc.), fenofibrate, ezetimibe (Ezetrol), evolocumab (Repatha), and lomitapide (Juxtapid/Lojuxta). Other than lomitapide, these agents rely on an LDL-receptor based mechanism to reduce cholesterol, which may be absent in HoFH patients, particularly those with LDLR-null mutations. In addition, Arrowhead Pharmaceuticals is developing ARO-ANG3 and Eli Lilly/Dicerna is developing LY3561774, both RNAi-based inhibitors of ANGPTL3 in Phase 2 studies across various indications including HoFH.

With respect to DTX401, there are currently no pharmacologic treatments for patients with GSDIa. We are aware of an mRNA therapy, mRNA-3745, in Phase 1 for GSDIa by Moderna.

With respect to DTX301, the current treatments for patients with OTC deficiency are nitrogen scavenging drugs and severe limitations in dietary protein. Drug therapy includes sodium phenylbutyrate (Buphenyl) and glycerol phenylbutyrate (Ravicti), both nitrogen scavengers that help eliminate excess nitrogen, in the form of ammonia, by facilitating its excretion. A novel formulation of sodium phenylbutyrate, ACER-001 by Acer Therapeutics, was approved in December 2022. During a metabolic crisis, patients routinely receive carbohydrate and lipid rich nutrition, including overnight feeding through a nasogastric tube, to limit bodily protein breakdown and ammonia production. In acute cases, ammonia must be removed by dialysis or hemofiltration. Liver transplant may also be a solution for OTC deficiency. In addition, Arcturus Therapeutics is developing ARCT-810, a messenger RNA therapy, in Phase 2 for OTC deficiency.

With respect to GTX-102, there are currently no approved drugs for Angelman syndrome. Many patients take general treatments to try to manage specific symptoms, such as seizures or sleep disturbances, but there are no treatments available that address the underlying biology of the disease. We are aware of other ASOs in preclinical and clinical development for Angelman syndrome, including programs from Roche and Biogen in collaboration with Ionis in Phase 1 studies, as well as preclinical gene therapy programs. In addition, Neuren Pharmaceuticals is developing NNZ-2591, an IGF-1 analog, in Phase 2 for Angelman syndrome.

With respect to UX701, there are no currently approved treatments that address the underlying cause of Wilson disease. Many patients are on chelator therapies, but these fail to address the mutated ATP7B copper transporter gene. We are aware of another gene therapy, VTX-801, that is in Phase 1 for Wilson disease by Vivet Therapeutics, in collaboration with Pfizer. In addition, Alexion is developing ALXN1840, a copper chelator in Phase 3.

With respect to UX143, there are currently no approved drugs for osteogenesis imperfecta. Most pediatric patients with osteogenesis imperfecta are managed with off-label use of bisphosphonates to increase bone density and reduce frequency of bone fracture. We are aware of another anti-sclerostin antibody, romosozumab, that is in Phase 1 clinical testing by Amgen. In addition, two anti-TGFβ antibodies, fresolimumab and SAR439459, are in Phase 1 clinical testing by Sanofi-Genzyme.

With respect to UX053, there are currently no pharmacologic treatments for patients with GSD III and we are not aware of any programs in clinical development.

With respect to UX111, there are currently no approved pharmacologic treatments for patients with MPS IIIA. Patients receive supportive or symptomatic treatment, but these approaches generally do not prevent functional decline. We are aware of other gene therapies, including LYS-SAF302, in Phase 2/3 for MPSIIIA by Lysogene, and EGT-101, in Phase 1/2 for MPSIIIA by Esteve. In addition, Orchard Therapeutics is developing OTL-201, an ex-vivo gene therapy in Phase 1/2 for MPSIIIA.

License and Collaboration Agreements

Our products and some of our current product candidates have been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Following is a description of our significant license and collaboration agreements.

Approved Products

Kyowa Kirin Co., Ltd.

In August 2013, we entered into a collaboration and license agreement with KKC. Under the terms of this collaboration and license agreement, as amended, we and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the profit-share territory, and in the EU, U.K., and Switzerland, or the European territory, and we have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KKC, we are the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date. We share the costs for development activities in the profit-share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which is the transition date for the profit-share territory, KKC will become the lead party and be responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the EU and U.K. in February 2018 and was approved by the FDA in April 2018. As described below, we and KKC share commercial responsibilities and profits in the profit-share territory until April 2023, KKC has the commercial responsibility in the European territory, and we are responsible for commercializing burosumab in Latin America.

In the profit-share territory, KKC books sales of products and we have the sole right to promote the products, with KKC having the right to increasingly participate in the promotion of the products until the transition date of April 2023, which is five years from commercial launch. In September 2022, we entered into an amendment to the collaboration agreement which clarified the scope of increased participation by KKC in support of our commercial activities prior to April 2023 and granted us the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, KKC will continue to support our commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, our rights to promote Crysvita in the U.S. will be limited to medical geneticists and we will solely bear our expenses related to the promotion of Crysvita in the profit-share territory. See “Item I.A. Risk Factors” for additional information on the risks related to the expiration of our exclusive right to promote Crysvita in the profit-share territory. In the European territory, KKC books sales of products and has the sole right to promote and sell the products, with the exception of Turkey. In Turkey, we have rights to commercialize Crysvita and KKC has the option to assume responsibility for such commercialization efforts, after a certain minimum period. In Latin America, we book sales of products and have the sole right to promote and sell the products.

KKC manufactures and supplies all quantities of product for clinical studies. KKC also supplies all quantities of product for commercial sales in the profit-share territory and in Latin America. The supply price in the profit-share territory and Latin America is 35% of the net sales price through December 31, 2022 and 30% thereafter.

The remaining profit or loss from commercializing products in the profit-share territory is shared between us and KKC on a 50/50 basis until April 2023. Thereafter, we will be entitled to receive a tiered double-digit revenue share in the mid- to high 20% range in the profit-share territory, intended to approximate the profit-share. In July 2022, we sold to OCM LS23 Holdings LP, an investment vehicle for the Ontario Municipal Employees Retirement System, or OMERS, our right to receive 30% of the future royalty payments due to us based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023. KKC pays us a royalty of up to 10% based on net sales in the European territory. We sold our interest in the European territory royalty to RPI Finance Trust, an affiliate of Royalty Pharma, in December 2019. In Latin America, we pay to KKC a low single-digit royalty on net sales. Our and KKC’s obligations to pay royalties will continue on a country-by-country basis for so long as we or KKC, as applicable, are selling products in such country.

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

We are also obligated to pay a mid- single-digit royalty on net sales to BRI, subject to certain reductions and offsets. Our obligation to pay royalties to BRI continues on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the first regulatory exclusivity granted with respect to such product in such country or the expiration of the last-to-expire licensed patent claiming such product in such country, in each case in connection with approval in such country for LC-FAOD or an orphan disease covered by our license from BRI. During the year ended December 31, 2022, the sales milestone triggering a $2.5 million payment was achieved. Going forward, we may make future payments of up to $2.5 million contingent upon attainment of certain development milestones and $5.0 million if certain sales milestones are achieved.

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

Regeneron

In January 2022, we announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Evkeeza is approved in the U.S., where it is marketed by Regeneron, and in the EU and U.K. as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol-lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. Pursuant to the terms of the agreement, we received the rights to develop, commercialize and distribute the product for

HoFH in countries outside of the U.S. Upon closing of the transaction in January 2022, we paid Regeneron a $30.0 million upfront payment. We are obligated to pay Regeneron up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. We may share in certain costs for global trials led by Regeneron and also received the right to opt into other potential indications, including a right to negotiate a separate agreement with Regeneron to collaborate on the Regeneron’s investigational antibody for the treatment of fibrodysplasia ossificans progressiva, or FOP, which expired in July 2022.

Clinical Product Candidates

REGENXBIO Inc.

In October 2013, we entered into an exclusive license agreement with REGENXBIO Inc., or REGENX, under which we were granted an option to develop products to treat hemophilia A, OTC deficiency and GSDIa. Under the 2013 license agreement, REGENX granted us an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indications, subject to certain exclusions. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2013 license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, low to mid- single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees, if any, owed by REGENX to its licensors as a result of our activities under the 2013 license agreement. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2013 license agreement will expire upon the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable in all the countries of the world. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. Subject to certain obligations to Bayer Healthcare, LLC, or Bayer, we may terminate the 2013 license agreement upon prior written notice or for a material breach. REGENX may terminate the license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2013 license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

In March 2015, we entered into an option and license agreement with REGENX, which was subsequently amended, pursuant to which we have an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products to treat Wilson disease and CDKL5 deficiency. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2015 option and license agreement, as amended, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, mid- to high single-digit royalty percentages on net sales of licensed products, and mid- single to low double-digit percentages of any sublicense fees we receive from sublicenses for the licensed intellectual property rights. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. The 2015 option and license agreement will expire upon the expiration of the royalty obligations with respect to all licensed products for all licensed indications under all licenses granted under all exercised commercial options. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under certain of its licenses for so long as its rights from those licensors continue. We may terminate the 2015 option and license agreement upon prior written notice or for a material breach. REGENX may terminate the 2015 option and license agreement if we or our controlling affiliate become insolvent, are late in paying money due, commence certain actions relating to the licensed patents or materially breach the agreement. If the 2015 option and license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

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

Bayer

In June 2014, we entered into an agreement with Bayer to research, develop and commercialize AAV gene therapy products for the treatment of hemophilia A, which was amended and restated in June 2019, or the Collaboration and License Agreement for DTX201. Under this agreement, we granted Bayer an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia. In October 2022, the Collaboration and License Agreement for DTX201 with Bayer was terminated and all licensed rights to DTX201 have reverted to us. We also obtained rights to all necessary data and information to further develop DTX201 or another hemophilia A program through a royalty-free, worldwide, sublicensable, perpetual license. We plan to continue development while seeking a collaboration partner for this program.

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

In May 2016, we entered into a research, collaboration and license agreement with the University of Pennsylvania under which we are collaborating on the pre-clinical development of gene therapy products for the treatment of phenylketonuria and Wilson disease, each, a Subfield. Under the agreement, we were granted an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, and a non-exclusive, worldwide, royalty-bearing right and license to certain University of Pennsylvania intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the agreement. We will fund the cost of the research program and will be responsible for clinical development, manufacturing and commercialization of each Subfield. In addition, we are required to make milestone payments (up to a maximum of $5.0 million per Subfield) if certain development milestones are achieved over time. We will also make milestone payments of up to $25.0 million per approved product, if certain commercial milestones are achieved, and will pay low to mid- single-digit royalties on net sales of each Subfield’s licensed products.

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

In July 2022, we exercised our option to acquire GeneTx and entered into a Unit Purchase Agreement, or the Purchase Agreement, pursuant to which we purchased all the outstanding units of GeneTx. In accordance with the terms of the Purchase Agreement, we exercised our option to acquire GeneTx Biotherapeutics LLC (GeneTx) for an option exercise price of $75.0 million, in addition to outstanding cash and adjustments for working capital, for a total purchase consideration of $91.2 million. We are obligated to make future payments of up to $190.0 million upon the achievement of certain milestones, including up to $30.0 million in milestone payments upon achievement of the earlier of initiation of a Phase 3 clinical study or product approvals in Canada and the U.K., up to $85.0 million in additional regulatory approval milestones for the achievement of U.S. and EU product approvals, and up to $75.0 million in commercial milestone payments based on annual worldwide net product sales. In addition, we are obligated to pay tiered mid- to high single-digit percentage royalties based on licensed product annual net sales. If we receive and resell an FDA priority review voucher, or PRV, in connection with a new drug application approval, GeneTx is entitled to receive a portion of proceeds from the sale of the PRV or a cash payment from us, if we choose to retain the PRV.

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

Abeona

In May 2022, we announced an exclusive License Agreement with Abeona for an AAV gene therapy for the treatment of MPS IIIA, or UX111. Under the terms of the agreement, we assumed responsibility for the UX111 program and in return, we are obligated to pay Abeona certain UX111-related prior development costs and other transition costs. Abeona is eligible to receive tiered royalties of up to 10% on net sales and commercial milestone payments of up to $30.0 million following regulatory approval of the product. Additionally, we entered into an Assignment and Assumption Agreement with Abeona to transfer and assign to us the exclusive license agreement between Nationwide Children’s Hospital, or NCH, and Abeona for certain rights related to UX111. Under this agreement, NCH is eligible to receive from us up to $1.0 million in development and regulatory milestones as well as royalties in the low single-digits of net sales.

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

In June 2019, we announced the expansion of our research and collaboration arrangement with Arcturus, to discover and develop mRNA, DNA and siRNA therapeutics for up to 12 rare disease targets pursuant to the terms of an amendment to the 2015 Research Collaboration and License Agreement, or 2015 license agreement, and equity purchase agreement. In connection with the amendment to the 2015 license agreement, we made a $6.0 million cash upfront payment to Arcturus and also purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share. In May 2020, we exercised an option to purchase an additional 600,000 shares of Arcturus’ common stock at $16.00 per share. During the years ended December 31, 2022 and 2021, we sold 500,000 shares and 1,700,000 shares of Arcturus common stock, respectively, at a weighted-average price of $20.39 and $47.44, respectively. As of December 31, 2022, we held no shares of Arcturus common stock.

On a product-by-product basis, we are obligated to make development and regulatory milestone payments of up to $24.5 million, and commercial milestone payments of up to $45.0 million if certain milestones are achieved. We are also obligated to pay Arcturus royalties on any net sales of products incorporating the licensed intellectual property that range from a mid- single-digit to low double-digit percentage.

Preclinical Pipeline

Solid Biosciences Inc.

In October 2020, we entered into a strategic Collaboration and License Agreement with Solid Biosciences Inc., or Solid, and received an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne muscular dystrophy and other diseases resulting from lack of functional dystrophin, including Becker muscular dystrophy. We are collaborating to develop products that combine Solid’s differentiated microdystrophin construct, our Pinnacle PCLTM producer cell line platform, or Pinnacle PCL Platform, manufacturing platform, and our AAV8 variants. Solid may provide some development support and was granted an exclusive option to co-invest in products we develop for profit-share participation in certain territories. We also entered into a Stock Purchase Agreement with Solid in October 2020 pursuant to which we purchased 7,825,797 shares of Solid’s common stock for an aggregate price of $40.0 million. In October 2022, Solid announced a 1 for 15 reverse stock split. After the split, we hold 521,719 shares in Solid.

Platform Technology Transfer

Daiichi

In March 2020, we entered into a License and Technology Access Agreement, or the License Agreement with Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, pursuant to which, we granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to our Pinnacle PCL Platform and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. We retained the exclusive right to use the manufacturing technology for our current target indications and additional indications identified now and in the future. We are providing certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. Daiichi Sankyo has an option to extend the technology transfer period including know-how improvements by two additional one-year periods by paying a fixed amount for each additional year. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of their products manufactured with the licensed technology; however, we have the option to co-develop and co-commercialize rare disease products at the IND stage. We may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases.

Under the terms of the License Agreement, Daiichi Sankyo made an upfront payment of $125.0 million and during the fourth quarter of 2021, made an additional payment of $25.0 million upon achievement of the milestones related to the technology transfer of the Pinnacle PCL and HEK293 platforms. Daiichi Sankyo reimbursed us for all costs associated with the transfer of the manufacturing technology and will also pay us a single-digit royalties on net sales of products manufactured with the technology platforms.

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

Patents and Proprietary Rights

The proprietary nature of, and protection for, our products, product candidates, processes, and know-how are important to our business. Our success depends in part on our ability to protect our products, product candidates, processes, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek patent protection in the U.S. and internationally for our products, product candidates, and processes. Our policy is to patent or in-license the technologies, inventions, and improvements that we consider important to the development of our business. In addition to patent protection, we rely on trade secrets, know-how, and continuing innovation to develop and maintain our competitive position.

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

Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed, or misappropriated, or such intellectual property and proprietary rights may not be sufficient to achieve or maintain market exclusivity or otherwise to provide competitive advantages. We also cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our products, product candidates, or processes. For more information, please see “Item I.A. Risk Factors Risks Related to Our Intellectual Property.”

As of December 31, 2022, we own, jointly own, or have exclusive rights to more than 225 issued and in-force patents (not including individually validated national patents in European Patent Convention member countries) that cover one or more of our products or product candidates, methods of their use, or methods of their manufacture, including more than 45 in-force patents issued by the U.S. Patent and Trademark Office, or the USPTO. Furthermore, as of December 31, 2022, we own, jointly own, or have exclusive rights to more than 375 pending patent applications, including more than 50 pending U.S. applications.

With respect to our owned or in-licensed issued patents in the U.S. and Europe, we may be entitled to obtain an extension of patent term to extend the patent expiration date. For example, in the U.S., this extended coverage period is known as patent term extension, or PTE, and can only be obtained provided we apply for and receive a marketing authorization for a product. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. In Europe, a Supplementary Protection Certificate, or SPC, may be available to extend the term of certain European patents covering our products; this requires application for an SPC in individual European Patent Convention, or EPC, member countries following product approval. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. In the U.S., the exact duration of the extension depends on the time we spend in clinical studies as well as getting marketing approval from the FDA.

The exclusivity positions for our commercial products and our clinical-stage product candidates as of December 31, 2022 are summarized below.

Crysvita (Burosumab) Exclusivity

We have in-licensed rights from KKC to patents and patent applications relating to Crysvita and its use for the treatment of XLH, TIO, and various other hypophosphatemic conditions. Pursuant to this license, we have rights to five issued U.S. patents, as well as issued patents and patent applications in other jurisdictions. The U.S. patents expire between 2028 and 2035. In addition to the foregoing patent protections, Crysvita is protected in the U.S. by regulatory exclusivity until 2030 and by orphan drug exclusivity for treating XLH and TIO until 2025 and 2027, respectively.

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

Evkeeza (Evinacumab) Exclusivity

We have an exclusive license from Regeneron to certain Regeneron patents for the development and commercialization of Evkeeza outside of the U.S. for the treatment of HoFH and other hyperlipidemia/hypercholesterolemia indications. The in-licensed Regeneron patent portfolio includes a patent family containing several issued foreign patents that expire in 2032 and cover the Evkeeza antibody; Regeneron has filed supplementary protection certificates to extend the rights associated with the European patent within this family until 2036 in certain countries. The in-licensed Regeneron patent portfolio contains five other patent families, one of which includes several pending patent applications directed to a stabilized pharmaceutical formulation comprising Evkeeza; we expect any patents emanating from this patent family to expire in 2040. In addition to the foregoing patent protections, Evkeeza is protected in Europe by data exclusivity until 2029 and marketing exclusivity until 2031.

DTX401 (Pariglasgene Brecaparvovec) Exclusivity

We have two in-licenses to patents and patent applications covering elements of our DTX401 product candidate. First, we have in-licensed an issued U.S. patent owned by the University of Pennsylvania, or UPENN, and sublicensed to us by REGENX relating to the AAV8 capsid used in DTX401 that expires in 2024. Second, we have a non-exclusive license from the National Institutes of Health, or NIH, to an issued U.S. patent expiring in 2034 (not accounting for any available PTE) and corresponding foreign patents covering a recombinant nucleic acid construct used in DTX401 that includes a codon-optimized version of the G6Pase gene.

DTX301 (Avalotcagene Ontaparvovec) Exclusivity

We have a license to two patent families covering elements of our DTX301 product candidate. These patent families are owned by UPENN and sublicensed to us by REGENX. The in-licensed UPENN patent portfolio includes an issued U.S. patent relating to the AAV8 capsid used in DTX301 that expires in 2024, as well as two issued U.S. patents expiring in 2035 (not accounting for any available PTE) and corresponding foreign patents and patent applications covering the codon-optimized version of the OTC gene used in DTX301.

UX143 (Setrusumab) Exclusivity

We have in-licensed rights from Mereo to patents and patent applications relating to setrusumab and its use for the treatment of OI. Pursuant to our license from Mereo, we have exclusive rights outside of Europe to a Mereo patent family that includes three issued U.S. patents and corresponding issued foreign patents that relate to the setrusumab antibody, nucleic acids encoding setrusumab, processes for producing setrusumab, and setrusumab’s use as a medicament. Patents emanating from this patent family expire in 2028 (not accounting for any available PTE). We also have exclusive rights outside of Europe to two additional Mereo patent families, including an issued U.S. patent expiring in 2037 (not accounting for any available PTE), relating to methods of using anti-sclerostin antibodies including setrusumab for the treatment of OI. Beyond these Mereo patents and patent applications, we jointly own with Mereo a patent family relating to dosing regimens for the use of anti-sclerostin antibodies including setrusumab in the treatment of OI; we expect any patents emanating from this patent family to expire in 2042 (not accounting for any available PTE).

DTX201 (Peboctocogene Camaparvovec) Exclusivity

We have a license to two patent families covering elements of our DTX201 product candidate. These patent families are owned by UPENN and sublicensed to us by REGENX. The in-licensed UPENN patent portfolio includes three issued U.S. patents and corresponding foreign patents relating to the AAVhu37 capsid used in DTX201 that expire in 2024, as well as an issued U.S. patent expiring in 2037 (not accounting for any available PTE) and corresponding foreign patents and patent applications covering the codon-optimized version of the Factor VIII gene used in DTX201.

UX111 Exclusivity

We have an exclusive license from Nationwide Children’s Hospital, or NCH, to a pending U.S. patent application covering a method of treating MPS IIIA by intravenously administering a recombinant AAV9 vector comprising a U1a promoter and a polynucleotide sequence encoding N-sulfoglucosamine sulfohydrolase, or SGSH; we expect any patent emanating from this application to expire in 2032 (not accounting for any available PTE).

GTX-102 Exclusivity

We have an exclusive license from Texas A&M University, or TAMU, to a patent family filed in the U.S. and several foreign jurisdictions relating to UBE3A antisense oligonucleotides including GTX-102 and their use for the treatment of Angelman syndrome, or AS. The in-licensed TAMU patent family includes an issued U.S. patent expiring in 2038 (not accounting for any available PTE) that covers a method of using GTX-102 for the treatment of AS.

UX701 Exclusivity

We have two licenses to patents and patent applications covering elements of our UX701 product candidate. First, we have in-licensed patents owned by UPENN and sublicensed to us by REGENX relating to the AAV9 capsid used in UX701 that expire between 2024 and 2026 in the U.S., and in 2024 in foreign countries. Second, we have an exclusive license from UPENN to a patent family filed in the U.S. and several foreign jurisdictions relating to AAV vectors containing certain regulatory and coding sequences packaged in UX701; this patent family includes an issued U.S. patent expiring in 2039 (not accounting for any available PTE). Beyond these in-licenses, we own a patent family covering AAV vectors expressing a novel truncated version of the ATP7B protein produced by UX701; we expect any patents emanating from this patent family to expire in 2040 (not accounting for any available PTE).

UX053 Exclusivity

We have a license from Arcturus to four issued U.S. patents expiring between 2034 and 2038 (not accounting for any available PTE), and corresponding foreign patents and applications, that cover the cationic lipid used in our UX053 product candidate. Beyond these Arcturus patents and patent applications, we own a patent family filed in the U.S. and several foreign jurisdictions covering the codon-optimized version of the human AGL mRNA contained in UX053; this patent family includes an issued U.S. patent expiring in 2039 (not accounting for any available PTE).

Trademarks

We own registered trademarks covering the Ultragenyx word mark in the U.S. and multiple other jurisdictions. In addition, we have a pending trademark application in the U.S. covering a stylized design of our Ultragenyx logo. We also own registered trademarks in the U.S. and other territories relating to our Mepsevii and Dojolvi brand names for vestronidase alfa and triheptanoin, respectively. We additionally have licenses from KKC and Regeneron to registered trademarks covering the Crysvita and Evkeeza brand names, respectively, in territories where we have rights to commercialize these products.

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

Products

Mepsevii

The Mepsevii drug substance is manufactured by Rentschler Biopharma SE, or Rentschler, under non-exclusive commercial supply and services agreements effective December 2017 and January 2018, respectively. The drug substance agreement has an initial term of five years, which will be automatically extended for another five years following the initial term, and will continue in full force and effect for its term unless earlier terminated. Following the initial term, we and Rentschler can withdraw from the agreement without cause upon prior notice for specified periods. In addition, either party may terminate the agreement if the other party breaches a material provision and such breach remains uncured for a specified period following receipt by the breaching party of written notice of such breach. We can also terminate the agreement if Rentschler loses the right to operate under the agreement. Either party can also terminate the agreements if Rentschler is unable to deliver its agreed upon services for a certain period in the case of a force majeure event. The cell line to produce Mepsevii is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available. We transferred the fill and finish activities for the manufacture of Mepsevii Drug Product to a new site, BSP Pharmaceuticals S.p.A., or BSP, located in Latina, Italy as the Rentschler manufacturing site in Laupheim, Germany was discontinued. The site change was approved by relevant global authorities, including the FDA, on May 5, 2022. Sufficient inventory levels were maintained during the transfer of the fill and finish activities for Mepsevii to BSP.

Crysvita

The drug substance and drug product for burosumab are made by KKC in Japan under the collaboration and license agreement with KKC. The cell line to produce burosumab is specific for this product and is in KKC’s control. All other raw materials are commercially available.

Dojolvi

The pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo GmbH, or IOI Oleo, in Germany under an exclusive worldwide supply agreement, subject to certain limitations, executed in 2012 with an initial term of three years. The agreement automatically renews for two-year periods at the end of each then current term unless either party notifies the other party of its intention not to renew in writing at least three calendar months before the expiration of the then current term. Additionally, if a party materially breaches an obligation under the agreement and does not cure such breach within 60 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. The drug product for Dojolvi is manufactured by Aenova Haupt Pharma Wolfratshausen GmbH, or Haupt Pharma, pursuant to a Master Services Agreement, for the non-exclusive manufacture and supply of product. The agreement was executed in April 2019 with an initial three-year term and automatically renews at the end of the current term for an indefinite period unless we provide written notice of termination to Haupt Pharma no later than 60 days prior to the expiration of the initial term. After the initial term, either party may terminate the agreement without cause with at least 12 months’ notice. Additionally, if a party materially breaches certain obligations under the agreement and does not cure such breach within 30 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party. Either party may also terminate the agreement with immediate effect if the other party breaches certain specified obligations as set forth in the agreement.

Evkeeza

On January 7, 2022, we announced a license and collaboration agreement with Regeneron for us to clinically develop, commercialize and distribute Evkeeza in countries outside of the U.S. Evkeeza is a fully human monoclonal antibody that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism.

The Evkeeza drug substance is manufactured by Regeneron at their manufacturing facility in Rensselaer, New York and the drug product is manufactured by Baxter Pharmaceutical Solutions, LLC. at their manufacturing facility in Bloomington, Indiana. Release testing of the drug product is performed by Regeneron and third-party suppliers.

We utilize third-party suppliers to perform packaging, labelling, distribution, and testing as needed for Evkeeza.

Product Candidates

The drug substances and drug products for our product candidates are manufactured using our network of GMP contract manufacturing organizations, or CMOs, which are carefully selected and actively managed for high quality, reliable clinical supply. The CMOs are located in Western Europe or North America.

Commercialization and Product Support

We have built our own commercial organizations in North America, Europe, Latin America and Japan to effectively support the commercialization of our products and product candidates, if approved. Our intention is to expand our product portfolio and its geographic accessibility through the continued development of our proprietary pipeline or through strategic partnerships. We may elect to utilize strategic partners, distributors, or contract management organizations to assist in the commercialization of our products in certain geographies. The commercial infrastructure for rare disease products typically consists of a targeted, specialty field organization that educates a limited and focused group of physicians supported by field management and internal support teams, which includes patient support services, distribution, and market access. One challenge, unique to commercializing therapies for rare diseases, is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous patient populations along with often undefined clinical or genetic tests to confirm diagnosis. Our commercial and medical affairs teams focus on maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

Additional capabilities important to the rare disease marketplace in the U.S. include the management of key stakeholders such as managed care organizations, specialty pharmacies, and government payers. In many countries outside the U.S. single national payers are critical to providing reimbursement access. To develop the appropriate commercial infrastructure, we will have to invest a significant amount of financial and management resources, some of which will be committed prior to regulatory approval of the products that they are intended to support.

We continue to support commercial and medical affairs organizations as well as other capabilities across North America, Europe, Latin America, and Japan to meet the scientific educational needs of the healthcare providers and patients in the rare disease community, focusing on providing accurate disease state information and balanced product information across our portfolio for appropriate management of patients with rare disorders.

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

Global Regulation of Clinical Studies

Clinical studies involve the administration of an investigational medicinal product to human subjects under the supervision of qualified investigators in accordance with protocols, Good Clinical Practices, or GCP, the ethical principles that have their origin in the Declaration of Helsinki and applicable regulatory requirements. A protocol for each clinical study and any subsequent protocol amendments are typically submitted to the FDA or other applicable regulatory authorities as part of an investigational new drug application, or IND, or clinical trial application, or CTA. Additionally, approval must also be obtained from each clinical study site’s institutional review board, or IRB, or Ethics Committee, or EC, before the studies may be initiated, and the IRB or EC must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

The clinical investigation of a drug is generally divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•
Phase 1. The drug is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, pharmacokinetics, and pharmacologic actions of the investigational new drug in humans, and if possible, to gain early evidence on effectiveness.
•
Phase 2. The drug is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.
•
Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness, and safety, to establish the overall benefit-risk relationship of the investigational new drug product, and to provide an adequate basis for product approval.
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

The process required by the FDA before product candidates may be marketed or sold in the U.S. generally involves the following:

•
completion of extensive preclinical laboratory tests and preclinical animal studies performed in accordance with the Good Laboratory Practices, or GLP, regulations and the U.S. Department of Agriculture’s Animal Welfare Act;
•
submission to the FDA of an IND, which must become effective before human clinical studies may begin and must be updated annually;
•
conducting adequate and well-controlled human clinical studies that generally follow the three- to four-phase design described above to establish the safety and efficacy of the product candidate for each proposed indication under an active IND and approved by an independent IRB representing each clinical site;
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

The FDA’s Decision on an NDA or BLA

The FDA may issue an approval letter if it finds the application has adequate support for commercial marketing. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may impose additional requirements, such as post-marketing studies and/or a Risk Evaluation and Mitigation Strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use. The FDA may also issue a Complete Response Letter, which indicates that the review cycle of the application is complete but the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical study(ies), and/or other significant, expensive and time-consuming requirements related to clinical studies, preclinical studies or manufacturing. If the conditions set forth in the Complete Response Letter are met, the FDA may approve the product for marketing.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of NDAs and BLAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition and data demonstrate its potential to address unmet medical needs for the disease or condition. The key benefits of fast-track designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met. The FDA may grant the NDA or BLA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, established the Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as a breakthrough therapy, the FDA will provide more intensive guidance on the drug development program and expedite its review.

Furthermore, the FDA has made available expedited programs to sponsors of regenerative medicine therapies that have been granted designation as a regenerative medicine advanced therapy, or RMAT. Regenerative medicine therapies include cell therapies, therapeutic tissue engineering products and human cell and tissue products. A sponsor may seek RMAT designation if its regenerative medicine product is intended for a serious condition and preliminary clinical evidence indicates that the regenerative medicine therapy has the potential to address unmet medical needs for such condition.

The 2023 Consolidated Appropriations Act strengthens the FDA’s authority to require and regulate post-approval studies of accelerated approval drugs and to expedite the rescission of accelerated approval based on the post-approval studies.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S.

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

There is some uncertainty with respect to the FDA’s interpretation of the scope of orphan drug exclusivity. Historically, exclusivity was specific to the orphan indication for which the drug was approved. As a result, the scope of exclusivity was interpreted as preventing approval of a competing product. However, in 2021, the federal court in Catalyst Pharmaceuticals, Inc. v. Becerra, suggested that orphan drug exclusivity covers the full scope of the orphan-designated “disease or condition” regardless of whether a drug obtained approval for a narrower use.

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

The Inflation Reduction Act of 2022, or the IRA, is intended to foster generic and biosimilar competition and to lower drug and biologic costs. The IRA provides the Centers for Medicare & Medicaid Services, or CMS, with significant new authorities. CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics covered under Medicare Parts B and D that lack generic or biosimilar competition. Price negotiations begin in 2023. Taking effect in 2023, the IRA provides a new “inflation rebate” that covers Medicare patients and is intended to counter certain price increases in prescription drugs. The inflation rebate requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Parts B or D increases faster than the rate of inflation. To support biosimilar competition, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years, beginning in October 2022. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on competition and commercialization remains largely uncertain.

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

EU Regulation

In the EU and in Iceland, Norway and Liechtenstein, together the European Economic Area or EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization, or MA. To obtain a MA, we must submit a marketing authorization application, or MAA. The content of the MAA is similar to that of an NDA or BLA filed in the U.S., with the exception of, among other things, country-specific document requirements.

Authorization Procedures

Medicines can be authorized by using, among other things, a centralized or decentralized procedure. The centralized authorization procedure results in a single marketing authorization issued by the European Commission, or EC, following the scientific assessment of the application by the European Medicines Agency, or EMA, that is valid across the EEA. The centralized procedure is compulsory for specific medicinal products, including medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, or ATMPs, and medicinal products with a new active substance indicated for the treatment of certain diseases (for instance, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU country; or (iii) they can be authorized in a EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization (mutual recognition procedure).

All new MAAs must include a Risk Management Plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. We need to submit an updated RMP: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports, or PSURs, are routinely available to third parties requesting access, subject to limited redactions.

Special rules apply in part for ATMPs. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to the ATMP Regulation, the Committee on Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs. The manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long- term efficacy and potential adverse reactions of ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates. In addition to the mandatory RMP, the holder of a MA for an ATMP must put in place and maintain a system to ensure that each individual product and its starting and raw materials, including all substances coming into contact with the cells or tissues it may contain, can be traced through the sourcing, manufacturing, packaging, storage, transport and delivery to the relevant healthcare institution where the product is used.

A Pediatric Investigation Plan, or PIP, and/or a request for waiver (for example, because the relevant disease or condition occurs only in adults) or deferral (for example, until enough information to demonstrate its effectiveness and safety in adults is available), is required for submission prior to submitting an MAA. A PIP describes, among other things, proposed pediatric studies and their timing relative to clinical studies in adults and an MAA must comply with the PIP to be validated.

MAA Review and Approval Timeframe and Accelerated Assessment

Under the centralized procedure in the EU, the Committee for Medicinal Products for Human Use, or CHMP, established at the EMA, is responsible for conducting the initial assessment of a drug. In principle, the maximum timeframe for the evaluation of an MAA by the CHMP is 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more. A favorable opinion on the application by the CHMP will typically result in the granting of the marketing authorization within 67 days of receipt of the opinion. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, and upon request by the applicant, the CHMP’s evaluation time frame is reduced to 150 days, excluding time taken by an applicant to respond to questions.

MA Validity Period

MAs have an initial duration of five years. After five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Conduct of Clinical Trials

Clinical trials are studies intended to discover or verify the effects of one or more investigational medicines. The regulation of clinical trials aims to promote the protection of the rights, safety and well-being of trial participants and the credibility of the results of clinical trials. Regardless of where they are conducted, all clinical trials included in applications for marketing authorization for human medicines in the EU or EEA must have been carried out in accordance with EU regulations (such as, among others, the Clinical Trials Regulation (Regulation (EU) No 536/2014) and the Clinical Trials Directive (EC) No 2001/20/EC). This means that clinical trials conducted in the EU or EEA have to comply with EU clinical trial legislation and that clinical trials conducted outside the EU or EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki.

Exceptional Circumstances/Conditional Approval

Orphan drugs or drugs with unmet medical needs may be eligible for EU approval under exceptional circumstances or with conditional approval. Approval under exceptional circumstances is applicable to orphan products and is used when an applicant is unable to provide comprehensive data on the efficacy and safety under normal conditions of use because the indication for which the product is intended is encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, when the present state of scientific knowledge does not allow comprehensive information to be provided, or when it is medically unethical to collect such information. A conditional MA is applicable to orphan medicinal products, medicinal products for seriously debilitating or life-threatening diseases, or medicinal products to be used in emergency situations in response to recognized public threats. Conditional MAs can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled: (i) the benefit/risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, (iii) unmet medical needs will be fulfilled by the grant of the MA and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. Conditional MAs are valid for only one year and must be reviewed annually subject to certain specific obligations.

PRIME Program

PRIME is a program launched by the EMA to enhance support for the development of medicines that target an unmet medical need. The program focuses on medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. These medicines are considered priority medicines by EMA. To be accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on early clinical data. Through PRIME, the EMA offers early and proactive support to medicine developers to optimize development plans and the generation of robust data on a medicine’s benefits and risks and enables accelerated assessment of medicines applications. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

Orphan Designation and Exclusivity

As in the U.S., we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. The EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product. Orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

New Chemical Entity Exclusivity

In the EU, new chemical entities, or NCEs, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon the product’s first MA in the EU and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include an NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company could market a version of the medicinal product if such company can complete a full MAA with its own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

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

Drug manufacturers are subject to periodic unannounced inspections by regulatory authorities and country or state agencies for compliance with GMP and other requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior regulatory approval before being implemented. Regulations also require investigation and correction of any deviations from GMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with GMP and other aspects of regulatory compliance.

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

In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to patients. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits, including volume-based arrangements, caps and reference pricing mechanisms. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Other Healthcare, Privacy, and Cybersecurity Laws and Compliance Requirements

We are subject to various laws targeting, among other things, fraud and abuse in the healthcare industry, and privacy and protection of personal information, including health information. These laws may impact, among other things, our proposed sales, marketing, and education programs. The laws that may affect our ability to operate include:

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
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which prohibits executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
•
the EU General Data Protection Regulation, or GDPR, which applies to processing of personal data in the context of the activities of an establishment in the EEA, and to processing related to the offering of goods or services to individuals who are in the EEA, or the monitoring of individuals who are in the EEA, and imposes requirements and limitations relating to the processing, storage, purpose of collection, accuracy, security, sharing and transfer of personal data outside the EEA, in particular with respect to special categories of personal data like health data, and the notification of regulation authorities about data breaches, accompanied by a strong sanctioning mechanism;
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
•
the federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose payments and other transfers of value provided to various healthcare professionals and teaching hospitals; and
•
state and foreign law equivalents, or similar, of each of the above federal laws, such as transparency laws, anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and privacy and security of health information laws, including comprehensive privacy and security laws in California, and others taking effect in 2023.

Additional Regulation

The U.S. Foreign Corrupt Practices Act or FCPA, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the United Kingdom or in EU member states, that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. In addition to these anti-corruption laws, we are subject to import and export control laws, tariffs, trade barriers, economic sanctions, and regulatory limitations on our ability to operate in certain foreign markets.

In addition, federal, state, and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of personally identifiable information or other information treated as confidential obtained from consumers and individuals.

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state, or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by, our operations. Complying with these requirements may have a significant impact on our capital expenditures and results of operations.

Customers

Our customers include collaboration partners, drug wholesalers, and retail pharmacy distributors. For the year ended December 31, 2022, more than half of our total revenues were generated under our collaboration agreement with KKC.

Human Capital

General Information

As of December 31, 2022, we had 1,311 total employees, of which 705 are in research and development and 606 are in sales, general, and administrative. Further, 1,155 are based in the U.S., including at our facilities in Novato, California, Brisbane, California, Cambridge, Massachusetts, and Woburn, Massachusetts, and 156 are based at our international locations. The majority of new employees hired during the year ended December 31, 2022 were to support and extend our clinical and preclinical pipeline as well as our commercialization activities, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.

We expect to continue to add employees in 2023 with a focus on expanding our in-house manufacturing capacity in connection with completing construction of our gene therapy manufacturing facility, increasing expertise and bandwidth in clinical and preclinical research and development and commercialization activities and expanding our geographic reach in connection with the global launches of our approved products. We continually evaluate our business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

Workforce Safety and Employee Wellbeing

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. The COVID-19 pandemic provided an opportunity for us to demonstrate our commitment to the health and wellbeing of our employees. Effective as of January 3, 2022, we have required full vaccination against COVID-19 as a condition of employment at the company for almost all roles based in the U.S., with limited exceptions. We have adopted a flexible, hybrid working arrangement for employees, which allows some of our employees to work remotely during certain days of the week. To support our employees, we have provided collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams, expanded employees assistance and mindfulness programs to help employees and their families manage anxiety, stress, and overall wellbeing and increased investment in resources focused on inclusion and belonging.

Employee Retention and Engagement

The biotechnology industry is an extremely competitive labor market and we believe our company’s success depends on our ability to attract, develop, and retain key personnel. We invest in the growth and development of our employees through various training and development programs that build and strengthen employees’ leadership and professional skills, including leadership development programs for new leaders, as well as a mentoring program. We also have a talent management framework and processes in place that includes regularly conducted activities such as performance management, succession, and workforce planning in order to support our employees in their growth and development and to provide learning opportunities. We encourage all employees to have an individual development plan to identify focus areas for learning and growth.

To continually assess and improve our employee retention and engagement, we conduct an engagement survey approximately every 18 months, with "pulse" surveys in between, the results of which are discussed with our board of directors, at all hands employee meetings and in individual functions. We take actions to address areas of employment concern and follow-up routinely to share with employees what we are doing.

Inclusion and Diversity

We strive toward having a diverse organization and are committed to equality, inclusion, and workplace diversity. As of December 31, 2022, of the nine members of our board of directors, three directors were women, three directors self-identified as racially or ethnically diverse, and one director self-identified as LGBTQ+. As of December 31, 2022, women represented approximately 57% of our global workforce and approximately 45% of our leadership positions at the Vice President level or above. As of December 31, 2022, approximately 45% of our U.S. workforce that self-reported identified as racially or ethnically diverse. We have included questions in our engagement survey to measure employee perception of our inclusive culture, with the results from such survey on inclusion and diversity included in our corporate goals for fiscal year 2022 and 2023. Our business units review diversity data related to hiring, promotions, and retention on an ongoing basis. We have also established an Inclusion and Diversity Action Team, or I&D Action Team, comprised of employee representatives throughout our company. Amongst other initiatives, our I&D Action Team engages in continual discussions across the various business functions to identify potential actions to address areas of improvement and is focused on building accountability across the organization to help us meet our diversity objectives. In our efforts to promote diversity and inclusion, we have established or supported several internal employee resource groups (ERGs), including UltraProud and X2 Women in Biotech. In 2022, we hosted an ERG Summit with the objective of bringing together leaders and members of these groups to share their experiences, learn from each other, collaborate on solutions, and network in order to make a greater impact on the company, its employees, and the wider community.

Benefits and Compensation

We are dedicated to fostering a workplace environment that keeps our employees inspired, including providing a comprehensive benefits program that supports the health care, family, and financial needs of our employees. All of our full-time employees are eligible for cash bonuses and equity awards in addition to other benefits including comprehensive health insurance, life and disability insurance, 401(k) matching, paid time off for volunteering, wellness programs, and tuition reimbursement. We benchmark and tie compensation to market data as well as to an employee’s experience, function and performance. We regularly review our workforce compensation practices and strive for equity.

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
•
Adverse effects if we do not achieve our projected development goals in the time frames we announce and expect.
•
We may experience difficulty in enrolling patients.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy and inherently unpredictable.
•
Fast Track Product, Breakthrough Therapy, Priority Review or RMAT Designations by the FDA, and analogous designations by the EMA, for our product candidates may not lead to faster development or approval.
•
Our product candidates may cause undesirable or serious side effects.
•
We face a multitude of manufacturing risks, particularly with respect to our gene therapy and mRNA product candidates.
•
Our products remain subject to regulatory scrutiny even if we obtain regulatory approval.
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
•
Commercial success of our products depends on the degree of market acceptance.
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
•
We may not be successful in identifying, licensing, developing, or commercializing additional product candidates.
•
We may fail to comply with laws and regulations or changes in laws and regulations could adversely affect our business.
•
We are exposed to risks related to international expansion of our business outside of the U.S.
•
Our business may be adversely affected in the event of computer system failures or security breaches.
•
We or our third-party partners may be adversely affected by earthquakes or other serious natural disasters.
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
•
We face general risks related to our ability to maintain effective internal controls over financial reporting, additional tax liabilities related to our operations, our ability to use our net operating loss carryforwards, costs of litigation, stockholder activism and increased scrutiny regarding our ESG practices and disclosures.

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

As of December 31, 2022, our available cash, cash equivalents, and marketable debt securities were $896.7 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of the current macroeconomic conditions, including the general economic slowdown and potential recessionary environment. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transactions with Royalty Pharma and OMERS or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo, and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, complex, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Our clinical trial activities, including the initiation and completion of such activities and the timing thereof, have been and are expected to continue to be significantly delayed or disrupted by COVID-19. The pandemic has impacted enrollment of patients in certain of our clinical trials and has required us to change the way certain of our clinical trials are conducted. Healthcare resources have been and may continue to be diverted away from the conduct of clinical trials, such as the diversion of hospitals serving as our clinical trial sites, in response to the COVID-19 pandemic and resurgences or mutations of the virus. We have also had difficulties in recruiting clinical site investigators and clinical staff for our studies, and may continue to experience such difficulties. Additionally, a failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks or fail in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. Further, we have reported and expect to continue to report preliminary or interim data from our clinical trials. Preliminary or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Such data may show initial evidence of clinical benefit, but as patients continue to be assessed and more patient data become available, there is a risk that any therapeutic effects are no longer durable in patients and/or decrease over time or cease entirely. As a result, preliminary or interim data should be considered carefully and with caution until the final data are available. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often devise newly-defined endpoints to be tested in our studies, which can lead to subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we may also be required or choose to conduct certain studies on an open-label basis. We have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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
•
delays or failures in developing gene therapy, messenger RNA, or mRNA, DNA, small interfering RNA, or siRNA, or other novel and complex product candidates, which are expensive and difficult to develop and manufacture;
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

We may find it difficult to identify and enroll patients in our clinical studies due to a variety of factors, including the limited number of patients who have the diseases for which our product candidates are being studied and other unforeseen events, such as the COVID-19 pandemic. Difficulty in enrolling patients could delay or prevent clinical studies of our product candidates.

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

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. The process of finding and diagnosing patients is costly and time-consuming, especially since the rare diseases we are studying are commonly underdiagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical studies because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. Additionally, the COVID-19 pandemic has impacted enrollment of patients in certain of our clinical trials for our product candidates as patients have been more reluctant to conduct in-person visits at the sites due to concerns over COVID-19. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. If patients are unwilling to participate in our studies for any reason (such as drug-related side effects), the timeline for and our success in recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed or impaired, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. Even if we achieve positive results in our pre-clinical and clinical studies, if we are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

Our future success is dependent on our ability to successfully commercialize our products and develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for three products that we have developed, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Further, as the clinical trial requirements of regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidates, the regulatory approval process for novel product candidates, such as our gene therapy product candidates, can be more expensive and take longer than for other product candidates, leading to fewer product approvals. To date, very few gene therapy products have received regulatory approval in the U.S. or Europe. The regulatory framework and oversight over development of gene therapy products has evolved and may continue to evolve in the future. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health, or NIH. The FDA and the NIH have published guidance with respect to the development and submission of gene therapy protocols. For example, in January 2020, the FDA issued final guidance to set forth the framework for the development, review and approval of gene therapies. The final guidance pertains to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. At the same time the FDA issued new draft guidance describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity; the draft guidance was finalized by the FDA in September 2021. Within the European Medicines Agency, or EMA, special rules apply to gene therapy and related products as they are considered advanced therapy medicinal products, or ATMPs. Pursuant to the ATMP Regulation, the Committee on Advanced Therapies, or CAT, is responsible in conjunction with the Committee for Medicinal Products for Human Use, or CHMP, for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs. The manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long-term efficacy and potential adverse reactions of ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates. In addition to the mandatory risk-management plan, or RMP, the holder of a marketing authorization for an ATMP must put in place and maintain a system to ensure that each individual product and its starting and raw materials, including all substances coming into contact with the cells or tissues it may contain, can be traced through the sourcing, manufacturing, packaging, storage, transport, and delivery to the relevant healthcare institution where the product is used.

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
•
the FDA may be delayed in responding to our applications or submissions due to competing priorities or limited resources, including as a result of the COVID-19 pandemic, lack of FDA funding or personnel;
•
failure of our nonclinical or clinical development to comply with an agreed upon Pediatric Investigational Plan, or PIP, which details the designs and completion timelines for nonclinical and clinical studies and is a condition of marketing authorization in the EU; and
•
the approval policies or regulations of regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Fast Track, Breakthrough Therapy, Priority Review, or Regenerative Medicine Advanced Therapy, or RMAT, designation by the FDA, or access to the Priority Medicine scheme, or PRIME, by the EMA, for our product candidates, if granted, may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

As described in “Item 1. Business – Government Regulation”, we may seek Fast Track, Breakthrough Therapy designation, RMAT Designation, PRIME scheme access or Priority Review designation for our product candidates if supported by the results of clinical trials. Designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product is within the discretion of the relevant regulatory agency. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product, the agency may disagree and instead determine not to make such designation. The receipt of such a designation for a product candidate also may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure that the product will ultimately be approved by the regulatory authority. In addition, regarding Fast Track products and Breakthrough Therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a Fast Track product, RMAT, or a Breakthrough Therapy or, for Priority Review products, decide that period for FDA review or approval will not be shortened. Furthermore, with respect to PRIME designation by the EMA, PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

The FDA Rare Pediatric Disease Priority Review Voucher Program, or PRV Voucher Program, awards Priority Review Vouchers, or PRVs, to sponsors of rare pediatric product applications that meet certain criteria. Under the program, a company that receives an approval for a product for a rare pediatric disease (as determined by the applicable regulations) may qualify for a PRV that can be redeemed to receive Priority Review of a subsequent marketing application for a different product. PRVs may also be sold by the company to third parties. We received PRVs under the PRV Voucher Program in connection with the approval of Mepsevii and Crysvita in 2018 and subsequently sold these two PRVs to third parties for an average amount of $105.3 million for each PRV. The current PRV Voucher Program is scheduled to sunset such that the FDA may only award a PRV for a product application if a company receives the rare pediatric disease designation from the FDA for the product candidate by September 30, 2024, and the FDA will cease awarding PRVs after September 30, 2026. Extension of the current PRV Voucher Program is subject to approval by Congress and it is currently uncertain whether the program will be extended. If our qualifying product candidates are approved by the FDA after the current approval deadlines, we will not be eligible to receive additional PRVs for our product candidates and accordingly, we would be unable to use such PRV for Priority Review for another one of our programs or to sell such PRV, which sale has the potential to generate significant proceeds.

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

The manufacturing process used to produce our gene therapy, mRNA, DNA and siRNA product candidates is novel, complex, and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, malfunctions of internal information technology systems, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, geopolitical instability, the COVID-19 pandemic, disruption in utility services, human error or disruptions in the operations of our suppliers. Further, given that cGMP gene therapy, mRNA, DNA and siRNA manufacturing is a nascent industry, there are a small number of CMOs with the experience necessary to manufacture our gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited.

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

Even if we obtain regulatory approval for our product candidates, our products remain subject to regulatory scrutiny.

Our products and any product candidates that are approved in the future remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities, as described above in “Item 1. Business – Government Regulation.”

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices, or GMP, regulations. As such, we and our contract manufacturers are subject to continual review and inspection to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. Regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If we, our collaborators, such as KKC or Regeneron, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, the temporary or permanent suspension of a clinical study or commercial sales, recalls or seizures of product or the temporary or permanent closure of a facility or withdrawal of product approval. If supply from one approved manufacturer is interrupted due to failure to maintain regulatory compliance, an alternative manufacturer would need to be qualified through an NDA or BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in delays in product supply. The regulatory agencies may also require additional studies if a new manufacturer, material, testing method or standard is relied upon for commercial production. Switching manufacturers, materials, test methods or standards may involve substantial costs and may result in a delay in our desired clinical and commercial timelines. Accordingly, we and others with whom we work are required continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

We face an inherent risk of product liability exposure related to the testing of our approved products and product candidates in human clinical trials, as well as in connection with commercialization of our current and future products. If we cannot successfully defend ourselves against claims that any of our approved products or product candidates caused injuries, we could incur substantial liabilities. There can be no assurance that our product liability insurance, which provides coverage in the amount of $15.0 million in the aggregate, will be sufficient in light of our current or planned clinical programs. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

As we currently lack the resources and the capability to manufacture our products and most of our product candidates on a clinical or commercial scale, we rely on third parties to manufacture our products and product candidates. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See “- Even if we obtain regulatory approval for our product candidates, our products remain subject to regulatory scrutiny” risk factor above. Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent or mitigate a possible disruption of the manufacture of the materials necessary to produce our products and product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers.

Further, manufacturers that produce our products and product candidates may not have experience producing our products and product candidates at commercial levels and may not produce our products and product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization. We have not yet secured manufacturing capabilities for commercial quantities of all of our product candidates and may be unable to negotiate binding agreements with manufacturers to support our commercialization activities on commercially reasonable terms. Even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability. For instance, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in Latin America and the transfer price for commercial sales of the product in the U.S. and Canada was 35% of net sales through December 31, 2022 and is 30% thereafter, which is higher than the typical cost of sales for companies focused on rare diseases.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and Regeneron pursuant to a supply agreement. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to a supply agreement, and the drug product for Dojolvi is prepared by Haupt Pharma AG, pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. We cannot provide assurances that identifying alternate sources, if available at all, and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultra-rare genetic diseases. The COVID-19 pandemic has impacted and may continue to impact our ability to identify new patients and to maintain consistent contact with our current patients. For instance, illness from the more contagious variants impacted the availability of certain of our field and sales medical teams and resulted in staffing shortages at offices, clinics, and hospitals. Some of our current products or clinical programs may also be most appropriate for patients with more severe forms of their disease. For instance, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of Crysvita in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our products and product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are very small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

We, as a company, have limited, recent experience selling and marketing our product and only some of our employees have prior experience promoting other similar products while employed at other companies. As we increase the number and range of our commercialized products, we may experience additional complexities in our sales process and strategy and may encounter difficulties in allocating sufficient resources to sales and marketing of certain products. Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire larger teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third-party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

Our exclusive rights to promote Crysvita in the U.S. and Canada will transition back to KKC.

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, we have the sole right to promote Crysvita in the U.S. and Canada, or the profit-share territory, for a specified period of time, with KKC increasingly participating in the promotion of the product until the transition date of April 2023. At the transition date, commercialization responsibilities for Crysvita in the profit-share territory will transition to KKC, and KKC will be responsible for the commercialization of the product in the territory. In September 2022, we entered into an amendment to the collaboration agreement which clarified the scope of increased participation by KKC in support of our commercial activities prior to April 2023 and granted us the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, KKC will continue to support our commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, our rights to promote Crysvita in the U.S. will be limited to medical geneticists and we will be solely responsible for our costs related to the promotion of Crysvita in the profit-share territory. The transition of responsibilities to KKC requires significant effort and may result in the diversion of management’s attention to transition activities. We may also encounter unexpected difficulties or incur unexpected costs in connection with such transition activities. Further, we cannot assure that we will have adequate commercial activity to support our North America field force and other aspects of our commercial infrastructure in the territory after April 2024 and we may fail to retain members of our field teams due to such uncertainties. Collaboration with KKC may not result in a seamless transition of responsibilities, and the commercial success of Crysvita in the profit-share territory after the transition date will depend on, among other things, the efforts and allocation of resources of KKC.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our products and product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our products and product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our products and product candidates, if approved. For example, deteriorating economic conditions and political instability in certain Latin American countries and in Turkey continue to cause us to experience significant delays in receiving approval for reimbursement for our products and consequently impact our product commercialization timelines in such regions. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise. In addition, we do not know the reimbursement rates until we are ready to market the product and we actually negotiate the rates.

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

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries will put pressure on the pricing and usage of our products and product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits. The timing to complete the negotiation process in each country is highly uncertain, and in some countries outside of the United States, we expect the process to exceed several months. Even if a price can be negotiated, countries frequently request or require reductions to the price and other concessions over time, including retrospective “clawback” price reductions. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, clawbacks and free products for a portion of the expected therapy period. For example, in France, we estimate clawback reserves on Dojolvi based on current regulations, our estimate of pricing on approval of Dojolvi and other factors. However, if pricing is approved at levels lower than estimated, if at all, or if there are further changes in the regulatory framework, we may be required to pay back amounts higher than clawback reserves and reverse revenue that has been previously recorded.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, including the impact from the Inflation Reduction Act of 2022, and statements by elected officials. For example, proposals have been discussed to tie U.S. drug prices to the cost in other countries, several states in the U.S. have introduced legislation to require pharmaceutical companies to disclose their costs to justify the prices of their products. Drug pricing is also expected to remain a focus for the current Presidential Administration and Congress. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Our current patents or applications covering methods of use and certain compositions of matter do not provide complete patent protection for our products and product candidates in all territories. For example, there are no issued patents covering the Crysvita composition of matter in Latin America, where we have rights to commercialize this product. Therefore, a competitor could develop the same antibody or a similar antibody as well as other approaches that target FGF23 for potential commercialization in Latin America, subject to any intellectual property rights or regulatory exclusivities awarded to us. If we cannot obtain and maintain effective patent rights for our products or product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

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

In 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and introduced significant changes to the prosecution of U.S. patent applications and to the procedures for challenging U.S. patents. The effects of these changes still remain unclear owing to the evolving nature of the law and the lengthy timelines associated with court system review and interpretation. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be valid and relevant to one or more of our gene therapy product candidates, certain methods that may be used in their manufacture or delivery, or certain formulations comprising one or more of our gene therapy candidates. We are also aware of certain U.S. and foreign patents owned by third parties that relate to nucleic acid-containing lipid particles or to certain mRNA modifications, and which a court might construe to be valid and relevant to UX053. There is a risk that one or more of these third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtained a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

In addition, we have in-licensed various patents and patent applications owned by the University of Pennsylvania relating to our DTX301,DTX401 and/or UX701 product candidates. Some of these patents and patent applications are licensed or sublicensed by REGENX and sublicensed to us. We do not have the right to control the prosecution of these patent applications, or the maintenance of any of these patents. In addition, under our agreement with REGENX, we do not have the first right to enforce the licensed patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use the licensed patents to exclude others from commercializing competitive products. Moreover, REGENX and the University of Pennsylvania may have interests which differ from ours in determining whether to enforce and the manner in which to enforce such patents.

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

We are currently constructing our gene therapy manufacturing facility in Bedford, Massachusetts, which we currently expect to complete in 2023. We do not have experience as a company, however, in developing a manufacturing facility and we may experience unexpected costs or delays or ultimately be unsuccessful in developing the facility or manufacturing capability. Even if we successfully complete construction of the facility and the facility is operational, we cannot assure that the plant will be fully utilized at all times, particularly as we begin manufacturing operations. We will also incur significant expenses and costs to operate the facility. As we expand our commercial footprint to multiple geographies, we may establish multiple manufacturing facilities, which may lead to regulatory delays or prove costly. Even if we are successful, we cannot assure that such additional capacity will be required or that our investment will be recouped. Further, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, actual or threatened public health emergencies, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy.

Our future success depends in part on our ability to retain our Founder, President, and Chief Executive Officer and to attract, retain, and motivate other qualified personnel.

We are dependent on Emil D. Kakkis, M.D., Ph.D., our Founder, President, and Chief Executive Officer, the loss of whose services may adversely impact the achievement of our objectives. Dr. Kakkis could leave our employment at any time, as he is an “at will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. Our new office work model (including the requirement at certain locations that employees work from our office on specified days), vaccination policy and other workforce actions taken in response to the COVID-19 pandemic has adversely impacted our ability to attract and retain certain employees or to recruit new qualified personnel. In addition, failure to succeed in preclinical or clinical studies may make it more challenging to recruit and retain qualified personnel. Over the last several years, we have also experienced certain executive leadership changes. Leadership transitions are inherently difficult to manage, cause uncertainty and disruption and could increase the likelihood of turnover of other key officers and employees. The inability to recruit and retain qualified personnel, or the loss of the services of Dr. Kakkis or any of other member of our executive leadership team or other key employee, may impede the progress of our research, development, and commercialization objectives.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc., or Dimension, in November 2017, we have recorded on our Consolidated Balance Sheet intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401. We also recorded an intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through the end of December 31, 2022.

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

As described above in “Item 1. Business - Government Regulation” and in the Risk Factor above entitled “ – The insurance coverage and reimbursement status of newly approved products is uncertain” there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. We expect that additional state and federal healthcare reform measures and regulations will be adopted in the future, including proposals to reduce the exclusivity protections provided to already approved biological products and to provide biosimilar and interchangeable biologic products an easier path to approval. Any of these measures and regulations could limit the amounts that federal and state governments will pay for healthcare products and services, result in reduced demand for our product candidates or additional pricing pressures and affect our product development, testing, marketing approvals and post-market activities.

Failure to comply with laws and regulations could harm our business and our reputation.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, privacy and security laws and regulations, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the U.S., and in other circumstances these requirements may be more stringent in the U.S.

In particular, our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations; and patient and non-patient privacy regulations, including the GDPR and the California Consumer Privacy Act, or CCPA, including amendments from the California Privacy Rights Act, or CPRA, as described above in “Item 1. Business – Government Regulation”. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For instance, one of our programs for sponsored genetic testing to help patients receive an accurate diagnosis is the subject of an ongoing review by applicable governmental authorities of compliance with various fraud and abuse laws; we cannot assure that such program, or our other operations or programs, will not be found to violate such laws.

The GDPR imposes a number of strict obligations and restrictions on the ability to process personal data of individuals, in particular with respect to special categories of personal data like health data (e.g., reliance on a legal basis, information to individuals, notification to relevant national data protection authorities in case of personal data breach and implementation of appropriate security measures). EU member states may also impose additional requirements in relation to special categories of personal data through their national legislation. In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission as providing an adequate level of protection (including the U.S.). Appropriate safeguards are required to enable such transfers (e.g., reliance on standard contractual clauses and transfer risk assessments). There are also several compliance requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and implementing regulations that create requirements relating to the privacy and security of protected health information. Those requirements are also applicable, in many instances, to business associates of covered entities. In some cases, depending on our business operations and contractual agreements, including through the conduct of clinical trials, we are subject to HIPAA requirements. Also, we may be subject to additional federal, state and local privacy laws and regulations in the U.S., including new and recently enacted laws (such as CCPA and CPRA), that may apply to us and/or our service providers now or in the future and that require that we take measures to be transparent regarding, honor rights with respect to, and protect the privacy and security of certain information we gather and use in our business, including personal information, particularly personal information that is not otherwise subject to HIPAA.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, disgorgement of profits, and the curtailment or restructuring of our operations. If any governmental sanctions, fines, or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition and our reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Additionally, as we and our employees increasingly use social media tools as a means of communication with the public, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause to be found in violation of applicable laws, despite our attempts to monitor such social media communications through company policies and guidelines. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, cause reputational harm or result in public exposure of personal information of our employees, clinical trial patients, customers, and others.

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
•
financial risks, such as longer payment cycles, additional or more burdensome regulatory requirements of financial institutions outside of the U.S., difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•
natural disasters and geopolitical and economic instability, including wars, terrorism, political unrest (including, for example the conflict between Russia and Ukraine and the rising tensions between China and Taiwan), results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (including for example, the COVID-19 pandemic), rising inflation, the potential recessionary environment, boycotts and resulting staffing shortages, adoption or expansion of government trade restrictions, and other business restrictions;
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

Risks generally associated with the expansion of our enterprise resource planning. or ERP, system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted flexible working arrangements as a result of the COVID-19 pandemic. Improper or inadvertent behavior by employees, contractors and others with permitted access to our systems, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information, or personal information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. For instance, in June 2019, we purchased 2,400,000 shares of common stock of Arcturus and in May 2020, we exercised our option to purchase an additional 600,000 shares of Arcturus’ common stock pursuant to the terms of our equity purchase agreement with Arcturus; we have sold all our shares as of December 31, 2022. We also purchased 7,825,797 shares of common stock of Solid in October 2020. We have elected to apply the fair value option to account for our equity investments in Arcturus and Solid. As a result, increases or decreases in the stock price of equity investments have resulted in and will result in accompanying changes in the fair value of our investments, and cause substantial volatility in, our operating results for the reporting period. As the fair value of our investment in Solid is dependent on the stock price of Solid, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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
•
general market, macroeconomic conditions or geopolitical developments, including the impact from the COVID-19 pandemic, rising inflation and the potential recessionary environment;
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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2022, there were 2,227,385 shares available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or the 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2022, there were 4,585,921 shares available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted the Employment Inducement Plan, or the Inducement Plan, with a maximum of 500,000 shares available for grant under the plan. At December 31, 2022, there were 247,369 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have been, and may in the future become, party to lawsuits including, without limitation, actions, claims and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property, and employment matters and policies, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such claims or litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such claims or lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

Our business and operations could be negatively affected if we become subject to stockholder activism or hostile bids, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.

Stockholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent. Stock price declines may also increase our vulnerability to unsolicited approaches. If we become the subject of certain forms of stockholder activism, such as proxy contests or hostile bids, the attention of our management and our board of directors may be diverted from execution of our strategy. Such stockholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Also, we may incur substantial costs, including significant legal fees and other expenses, related to activist stockholder matters. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

Increased scrutiny regarding ESG practices and disclosures could result in additional costs and adversely impact our business and reputation.

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance, or “ESG,” practices and disclosures and institutional and individual investors are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention and access to capital. In addition, our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation.

Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives and compliance with ESG reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability and ethical supply chain standards, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop, and retain diverse talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting ESG metrics. As ESG best-practices, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to maintaining or achieving our ESG goals in addition to ESG monitoring and reporting.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary operations are conducted at the leased facilities summarized in the below table. In 2020, we completed our purchase of land located in Bedford, Massachusetts and we are currently in the process of completing construction of our gene therapy manufacturing facility. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

Property Location	Use	Lease Expiration Date
Novato, California	Headquarters and office	December 2024
Novato, California	Laboratory and office	October 2028
Brisbane, California	Office	June 2026
South San Francisco, California	Laboratory and office	March 2025
Cambridge, Massachusetts	Laboratory and office	December 2023
Woburn, Massachusetts	Laboratory and office	April 2025
Woburn, Massachusetts	Laboratory and office	October 2026
Bedford, Massachusetts	Manufacturing facility	Owned property

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market since January 31, 2014 under the symbol “RARE”. As of February 13, 2023, we had 7 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from December 31, 2017 through December 31, 2022. The figures represented below assume an investment of $100 in our common stock at the closing price of $46.38 on December 31, 2017 and in the Nasdaq Composite Index, or IXIC, and the Nasdaq Biotechnology Index, or NBI, on December 31, 2017 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 Investment in Stock or Index	Ticker	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$93.75	$92.09	$298.47	$181.31	$99.89
NASDAQ Composite Index	^IXIC	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
NASDAQ Biotechnology Index	^NBI	$100.00	$90.68	$112.81	$141.78	$140.88	$125.52

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

None.

Issuer’s Purchases of Equity Securities

None.

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

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2022, including year-over-year comparisons versus the year ended December 31, 2021. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Ultragenyx Pharmaceutical Inc., we or the Company, is a biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are typically no approved therapies treating the underlying disease. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, gene therapy, and nucleic acid product candidates. We have four commercially approved products, consisting of Crysvita® (burosumab) for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, Mepsevii® (vestronidase alfa) for the treatment of mucopolysaccharidosis VII, or MPSVII or Sly Syndrome, Dojolvi® (triheptanoin) for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, and Evkeeza® (evinacumab) for the treatment of homozygous familial hypercholesterolemia, or HoFH. Please see “Item 1. Business” above for a description of our approved products and our clinical stage pipeline products.

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

We have incurred net losses in each year since inception. Our net losses were $707.4 million and $454.0 million for the years ended December 31, 2022 and 2021, respectively. Net loss for the years ended December 31, 2022 and 2021 included losses of $19.3 million and $42.1 million, respectively, resulting from changes in fair value of our investments in Arcturus Therapeutics Holdings Inc., or Arcturus, and Solid Biosciences Inc., or Solid, equity securities. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the year ended December 31, 2022, our total revenues increased to $363.3 million, compared to $351.4 million for the same period in 2021. The increase was driven by higher Crysvita collaboration revenue in the profit-share territory, increase in revenue for our approved products, and an increase in collaboration royalty revenue, partially offset by a decrease in collaboration and license revenue from the Daiichi Sankyo arrangement.

As of December 31, 2022, we had $896.7 million in available cash, cash equivalents and marketable debt securities.

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

Revenue Recognition

Collaboration and License Revenue

We have certain license and collaboration agreements that are within the scope of Accounting Standards Codification, or ASC, 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. We record our share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if we are considered as an agent in the arrangement. We are considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Consolidated Statement of

Operations, because the provision of such services for collaborative partners are not considered to be part of our ongoing major or central operations.

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

We sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Liabilities for Sales of Future Royalties” below. We record the royalty revenue from the net sales of Crysvita in the applicable territories on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the applicable arrangement.

The terms of our collaboration and license agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606, Revenue from Contracts with Customers, or ASC 606, to determine the distinct performance obligations. We analogize to ASC 606 for the accounting for distinct performance obligations for which there is a customer relationship. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

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

Inventory

We expense costs associated with the manufacture of our products prior to regulatory approval. Typically, capitalization of such costs begins when we have received the regulatory approval of the product. Prior to the FDA approval of our products, manufacturing and related costs were expensed; accordingly, these costs were not capitalized and as a result are not reflected in the costs of sales after the regulatory approval date. As of December 31, 2022, we do not hold a material amount of previously expensed inventory for our approved products.

Inventory that is manufactured after regulatory approval is valued at the lower of cost and net realizable value and cost is determined using the average-cost method.

We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to the estimated net realizable value.

Liabilities for Sales of Future Royalties

In December 2019, we entered into a Royalty Purchase Agreement with RPI. Pursuant to the agreement, RPI paid us $320.0 million in consideration for our right to receive royalty payments on the net sales of Crysvita in the EU, the United Kingdom, and Switzerland, effective January 1, 2020, under the terms of our Collaboration and License Agreement with KKC. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than the capped amount of $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

In July 2022, we entered into a Royalty Purchase Agreement with OMERS. Pursuant to the agreement, OMERS paid $500.0 million to us in consideration for the right to receive 30% of the future royalty payments due to us from KKC based on net sales of Crysvita in the U.S. and Canada under the terms of the KKC Collaboration Agreement. The calculation of royalty payments to OMERS will be based on net sales of Crysvita beginning in April 2023 and will expire upon the earlier of the date on which aggregate payments received by OMERS equals $725.0 million or the date the final royalty payment is made to us under the KKC Collaboration Agreement.

Proceeds from these transactions were recorded as liabilities (specifically, liabilities for sales of future royalties on the Consolidated Balance Sheets). We are amortizing $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, we are required to estimate the total amount of future royalty payments to be received by us and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount), in excess of the net proceeds received of $314.2 million and $491.0 million, respectively, is recorded as non-cash interest expense over the life of the arrangements. Consequently, we estimate an imputed interest on the unamortized portion of the liabilities and record interest expense relating to the transactions. We record the royalty revenue arising from the net sales of Crysvita in the applicable territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangements.

We periodically assess the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the liabilities and the effective interest rate. Our effective annual interest rate was approximately 9.3% and 8.4%, for RPI and OMERS, respectively, as of December 31, 2022.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable territories, most of which are not within our control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, delays or disruptions related to the COVID-19 pandemic, macroeconomic and inflationary pressures, the introduction of competing products, pricing for reimbursement in various territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars, or USD, while significant portions of the underlying sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from sales of Crysvita, all of which would result in a reduction of non-cash royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in the relevant territories are more than expected, the non-cash royalty revenue and the non-cash interest expense recorded by us would be greater over the term of the arrangements.

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

Strike price for options, including performance stock options, or PSOs, is equal to the closing market value of our common stock on the date of grant.

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

For restricted stock units, or RSUs, and performance stock units, or PSUs, the fair value is based on the market value of our common stock on the date of grant, except for certain PSUs with a market vesting condition, for which fair value is estimated using a Monte Carlo simulation model. Stock-based compensation expense for RSUs is recognized on a straight-line basis over the requisite service period. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company after achievement of the specified criteria. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria, including both performance conditions and market conditions. Compensation expense for PSUs is recognized only after the achievement of the specified criteria is considered probable and recognized on a straight-line basis between the grant date and the expected vest date, with a catch-up for previously unrecognized expense, if any, recognized in the period the achievement criteria is deemed probable.

For the years ended December 31, 2022, 2021, and 2020 stock-based compensation expense was $130.4 million, $105.0 million, and $85.7 million, respectively. As of December 31, 2022, we had $229.4 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.28 years.

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

As of December 31, 2022, our total gross deferred tax assets were $900.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

Revenues (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$215,024	$171,198	$43,826	26%
Crysvita royalty revenue in European territory	—	244	(244)	(100%)
Daiichi Sankyo	7,686	84,996	(77,310)	(91%)
Total collaboration and license revenue	222,710	256,438	(33,728)	(13%)
Product sales:
Crysvita	42,678	21,422	21,256	99%
Mepsevii	20,637	16,035	4,602	29%
Dojolvi	55,612	39,560	16,052	41%
Total product sales	118,927	77,017	41,910	54%
Crysvita non-cash collaboration royalty revenue	21,692	17,951	3,741	21%
Total revenues	$363,329	$351,406	$11,923	3%
For the year ended December 31, 2022, our share of Crysvita collaboration revenue in the profit-share territory increased by $43.8 million, as compared to the same period in 2021. The increase was primarily due to continued increase in demand for Crysvita due to an increase in the number of patients on therapy.

For the year ended December 31, 2022, the collaboration and license revenue from our license agreement with Daiichi Sankyo decreased by $77.3 million, as compared to the same period in 2021. The decrease was due to the completion of the technology transfer as of March 31, 2022.

The increase in product sales of $41.9 million for the year ended December 31, 2022, compared to the same period in 2021 was primarily due to an increase in demand for Crysvita in Latin America due to an increase in the number of patients on therapy, continued momentum from the commercial launch of Dojolvi in the U.S., continued increase in demand for our other approved products, and an increase in sales of our products under our named patient program in certain countries.

The increase in Crysvita non-cash collaboration royalty revenue of $3.7 million for the year ended December 31, 2022, compared to the same period in 2021, was primarily due to the launch progress by our collaboration partner in European countries and an increase in the number of patients on therapy.

Cost of Sales (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Cost of sales	$28,320	$16,008	$12,312	77%

Cost of sales related to our approved products increased by $12.3 million for the year ended December 31, 2022, compared to the same period in 2021. The increase was due to increased demand for our approved products and amortization of the intangible asset for Evkeeza from our license agreement with Regeneron, which began in January 2022.

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

Commercial programs include costs for disease monitoring programs and certain regulatory and medical affairs support activities for programs after commercial approval. Clinical programs include study conduct and manufacturing costs related to clinical program candidates. Translational research includes costs for preclinical study work and costs related to preclinical programs prior to IND filing. Upfront license, acquisition, and milestone fees include any significant expenses related to strategic licensing agreements and acquisitions. Infrastructure costs include direct costs related to laboratory, IT, and equipment depreciation costs, and overhead allocations for human resources, IT, and other allocable costs.

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Commercial programs	$75,683	$52,015	$23,668	46%
Clinical programs:
Gene therapy programs	153,754	108,217	45,537	42%
Nucleic acid and other biologic programs	97,268	50,681	46,587	92%
Translational research	81,431	62,207	19,224	31%
Upfront license, acquisition, and milestone fees	75,033	50,000	25,033	50%
Infrastructure	71,657	59,294	12,363	21%
Stock-based compensation	74,464	59,097	15,367	26%
Other research and development	76,499	55,642	20,857	37%
Total research and development expenses	$705,789	$497,153	$208,636	42%

Total research and development expenses increased $208.6 million for the year ended December 31, 2022 compared to the same period in 2021. The change in research and development expenses was due to:

•
for commercial programs, an increase of $23.7 million, primarily related to the cost sharing for ongoing clinical trials with Regeneron for Evkeeza, new Evkeeza regulatory and medical affairs support activities, and increased R&D personnel allocations to commercial programs;
•
for gene therapy programs, an increase of $45.5 million, primarily related to increases in clinical manufacturing and clinical trial expenses for our Phase 3 programs for DTX401 and DTX301 and development costs related to the UX111 program from Abeona Therapeutics;
•
for nucleic acid and other biologic programs, an increase of $46.6 million, primarily related to the addition of clinical trial expenses related to UX053, following its IND approval in March 2021; increased clinical trial and manufacturing expenses related to the continued progress of the UX143 program in collaboration with Mereo; and clinical and other development expenses related to the continued progress of the GTX-102 program;
•
for translational research, an increase of $19.2 million, primarily related to IND-enabling development costs for multiple research projects;
•
for upfront license, acquisition, and milestone fees, an increase of $25.0 million, primarily due to $75.0 million recognized from the GeneTx acquisition for the year ended December 31, 2022, as compared $50.0 million recognized from the upfront fee for the Mereo license for the year ended December 31, 2021;
•
for infrastructure, an increase of $12.4 million, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, an increase of $15.4 million, primarily related to the increased employee headcount; and
•
for other research and development expenses, an increase of $20.9 million, primarily related to increased staffing to support internal manufacturing, increased travel, and increased administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Selling, general and administrative	$278,139	$219,982	$58,157	26%

Selling, general and administrative expenses increased $58.2 million for the year ended December 31, 2022, compared to the same period in 2021. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees to support our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to moderate in the future as we continue to support our approved products and multiple clinical-stage product candidates, with expected decreases in commercial activities due to transition of Crysvita to our partner in the profit-share territory.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Interest income	$11,074	$1,928	$9,146	474%

Interest income increased $9.1 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to increases in interest rates and higher average marketable debt securities balances.

Change in Fair Value of Equity Investments (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Change in fair value of equity investments	$(19,299)	$(42,063)	$22,764	(54%)

For the year ended December 31, 2022, we recorded a net decrease in the fair value of our equity investments of $19.3 million. The fair value of our investments in Arcturus and Solid common stock decreased by $8.4 million and $10.9 million, respectively, for the period. The change in fair value of Arcturus included a realized gain on the sale of all our remaining shares of common stock for net proceeds of $10.1 million.

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

Given the historic volatility of the publicly traded stock price of Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$43,015	$29,422	$13,593	46%

Our non-cash interest expense on liabilities for sales of future royalties increased by $13.6 million for the year ended December 31, 2022, compared to the same period in 2021. This was primarily due to the partial sale of North American Crysvita royalties to OMERS in July 2022, which resulted in an increase in liabilities for sales of future royalties by $491.0 million and higher interest expense, partially offset by an increase of $6.7 million in the capitalization of interest related to the construction-in-progress for the gene therapy manufacturing plant, compared to the same period in 2021. To the extent royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Other expense	$(1,566)	$(1,687)	$121	(7%)

Other expense decreased $0.1 million for the year ended December 31, 2022, compared to the same period in 2021. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for income taxes

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Provision for income taxes	$(5,696)	$(1,044)	$(4,652)	446%

The provision for incomes taxes increased by $4.7 million for the year ended December 31, 2022, compared to the same period in 2021. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the ability to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures and the significant taxable income generated as a result of our sale of royalties in July 2022, we have recorded a one-time discrete state tax expense of $6.1 million for the year ended December 31, 2022. The discrete tax expense is for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards in certain states. We realized no benefit for current year losses due to a full valuation allowance against the U.S. net deferred tax assets.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of December 31, 2022, we had $896.7 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. As of December 31, 2022, net proceeds from shares sold under the arrangement were approximately $78.9 million. No shares were sold under this arrangement for the year ended December 31, 2022.

In July 2022, we received net proceeds of $491.0 million from the sale of certain future royalties to OMERS.

For the year ended December 31, 2022, we sold all of our remaining 500,000 shares of Arcturus common stock for net proceeds of $10.1 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash used in operating activities	$(380,465)	$(338,695)	$(132,220)
Cash used in investing activities	(291,652)	(195,372)	(179,121)
Cash provided by financing activities	501,208	118,552	600,272
Effect of exchange rate changes on cash	(1,075)	(1,194)	1,119
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(171,984)	$(416,709)	$290,050

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

Cash used in operating activities for the year ended December 31, 2022 was $380.5 million and primarily reflected a net loss of $707.4 million and $21.7 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $130.4 million for stock-based compensation, $75.0 million for acquired in-process research and development expense, $2.7 million for the amortization of the premium paid on marketable debt securities, $18.2 million for depreciation and amortization, $19.3 million primarily for the net change in fair value of equity investments from Arcturus and Solid, and $43.0 million for non-cash interest expense incurred on the liabilities for sales of future royalties to RPI and OMERS, net of capitalized interest. Cash used in operating activities also reflected a $12.1 million decrease due to an increase in accounts receivable primarily related to an increase in sales of our approved products, a $9.7 million decrease due to an increase in inventory for Mepsevii and Dojolvi, a decrease of $7.6 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, and a decrease of $1.6 million due to a decrease in deferred tax liabilities, related to certain changes in tax law requiring capitalization of research and development expenses combined with taxable income generated by our sale of future royalties to OMERS. These decreases were offset by a $3.8 million increase in prepaid expenses and other assets primarily due to a decrease in prepaid fixed assets, and a $87.4 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to timing of payments and receipt of invoices, as well as an increase in manufacturing accruals related to manufacturing and clinical expenses, an increase in accrued bonus due to an increase in headcount, and an increase in accrued development costs owed to a collaboration partner.

Cash used in operating activities for the year ended December 31, 2021 was $338.7 million and primarily reflected a net loss of $454.0 million and $18.0 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $105.0 million for stock-based compensation, $13.2 million for depreciation and amortization, $6.6 million for the amortization of the premium paid on marketable debt securities, $42.1 million primarily for the net change in fair value of equity investments from Arcturus and Solid, and $29.4 million for non-cash interest expense incurred on the liability for sales of future royalties to RPI, net of capitalized interest. Cash used in operating activities also reflected a $5.4 million decrease due to an increase in accounts receivable primarily related to higher revenues, a $3.1 million decrease due to an increase in inventory for Dojolvi, a $29.5 million decrease due to an increase in prepaid expenses and other assets primarily due to an increase in prepaid manufacturing expenses, prepaid clinical expenses, and prepaid fixed assets as well as an increase in receivables from our collaboration partner, and a decrease of $57.5 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo. These decreases were offset by a $32.3 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to an increase in accruals related to manufacturing expenses, compensation related expenses, collaboration expenses and income taxes payable.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $291.7 million and was primarily related to purchases of property, plant, and equipment of $116.1 million, primarily related to the construction of our gene therapy manufacturing facility, the acquisition of GeneTx for $75.0 million, net of cash acquired, purchases of marketable debt securities of $614.7 million, and the payment to Regeneron for intangible assets of $30.0 million offset by the sale of marketable debt securities of $84.3 million, proceeds from the sale of Arcturus common stock of $10.1 million, and proceeds from maturities of marketable debt securities of $450.7 million.

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

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $501.2 million and was comprised of $491.0 million in net proceeds from the partial sale of future North America Crysvita royalties to OMERS and $10.8 million in net proceeds from the issuance of common stock upon the exercise of stock options, net of taxes withheld from the vesting of restricted stock units.

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
•
the magnitude and extent to which the COVID-19 pandemic impacts our business operations and operating results, as described in “Part I, Item IA. Risk Factors " and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

We expect to satisfy future cash needs through existing capital balances, revenue from our commercial products, and a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases, and manufacturing and service contract obligations. See Note 9 to the Consolidated Financial Statements for amounts outstanding for operating and finance leases on December 31, 2022.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products, the majority of which are due in the next 12 months. See Note 15 to the Consolidated Financial Statements for these contractual obligations.

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in Note 8 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2022, we had cash, cash equivalents, and marketable debt securities totaling $896.7 million, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of December 31, 2022. To date, we have not experienced a loss of principal on any of our investments and as of December 31, 2022, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic, the macro-economic environment, inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the year ended December 31, 2022, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of December 31, 2022. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and has concluded that as of such date, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultragenyx Pharmaceutical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Ultragenyx Pharmaceutical Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

San Mateo, California

February 16, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated herein by reference to information in the proxy statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, or the “2023 Proxy Statement”, including under the headings “Nominees and Incumbent Directors,” “Executive Officers,” ““Board of Directors and Committees,” and, as applicable, “Delinquent Section 16(a) Beneficial Ownership Reports.” We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, or Code of Ethics. Our Code of Ethics is posted on our website located at https://ir.ultragenyx.com/ under “Corporate Governance”. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2023 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” and “Board of Directors and Committees”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2023 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2023 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2023 Proxy Statement, including under the heading “Proposal No. 2—Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

(b) Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3 ASR	2/12/2021	4.2
4.3	Description of Common Stock	10-K	2/14/2020	4.3
10.1	Open Market Sales Agreement, dated May 7, 2021, between Ultragenyx Pharmaceutical Inc. and Jefferies LLC	8-K	5/7/2021	1.1
10.2*	Collaboration and License Agreement, effective as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1
10.3	Amendment No. 1 to Collaboration and License Agreement, effective as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.4	Amendment No. 2 to Collaboration and License Agreement, effective as of November 28, 2016, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.3
10.5*	Amendment No. 3 to Collaboration and License Agreement, effective September 29, 2017, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.4
10.6*	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.5
10.7*	Amendment No. 5 to Collaboration and License Agreement, effective as of April 30, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	8/3/2018	10.1
10.8*	Amendment No. 6 to Collaboration and License Agreement, effective as of February 1, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.2

10.9*	Amendment No. 7 to Collaboration and License Agreement, effective as of December 5, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.3
10.10*	Amendment No. 8 to Collaboration and License Agreement, effective as of July 4, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd. (formerly, Kyowa Hakko Kirin Co., Ltd.)	10-Q	8/2/2019	10.1
10.11*	Amendment No. 9 to Collaboration and License Agreement, effective December 23, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/14/2020	10.10
10.12*	Amendment No. 10 to Collaboration and License Agreement, effective as of April 1, 2020, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	5/7/2020	10.2
10.13*	Amendment No. 11 to Collaboration and License Agreement, effective as of December 17, 2021 between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/16/2022	10.13
10.14*	Amendment No. 12 to Collaboration and License Agreement, effective as of September 29, 2022, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	11/3/2022	10.1
10.15*	License Agreement, dated as of September 20, 2012, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	10-K	2/12/2021	10.12
10.16*	Amendment to the License Agreement, dated as of March 22, 2013, between Ultragenyx Pharmaceutical Inc. and Baylor Research Institute	10-K	2/12/2021	10.13
10.17*	Exclusive License Agreement, dated as of November 22, 2010, between Ultragenyx Pharmaceutical Inc. and Saint Louis University	S-1/A	12/23/2013	10.8
10.18*	License Agreement, dated October 30, 2013, between Dimension Therapeutics, Inc. and REGENXBIO Inc. (f/k/a ReGenX Biosciences, LLC), as amended	10-K	2/21/2018	10.13
10.19*	Option and License Agreement, dated March 10, 2015, between Dimension Therapeutics, Inc. and REGENXBIO Inc.	10-K	2/21/2018	10.14
10.20*	First Amendment to Option and License Agreement, dated March 18, 2019, between REGENXBIO, Inc. and Ultragenyx Pharmaceutical Inc. (as assignee of Dimension Therapeutics, Inc.)	10-Q	5/7/2019	10.1
10.21*	Second Amendment to Option and License Agreement, dated December 17, 2021, between REGENXBIO, Inc. and Ultragenyx Pharmaceutical Inc.	10-K	2/16/2022	10.20
10.22*	Research, Collaboration and License Agreement, dated as of May 5, 2016, between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania, as amended	10-K	2/21/2018	10.16
10.23*	3rd Amendment to Research, Collaboration and License Agreement, entered into as of October 30, 2017, between Dimension Therapeutics, Inc. and The Trustees of the University of Pennsylvania	10-K	2/21/2018	10.17

10.24*	Commercial Supply and Services Agreement – Drug Substance, effective December 7, 2017, between Ultragenyx Europe GmbH and Rentschler Biopharma SE	10-K	2/21/2018	10.18
10.25*	Commercial Master Service Agreement – Drug Product, effective February 22, 2021, between Ultragenyx Pharmaceutical Inc. and BSP Pharmaceuticals S.p.A				X
10.26	Supply Agreement, dated as of November 19, 2012, between Ultragenyx Pharmaceutical Inc. and CREMER OLEO GmbH & Co KG	10-K	2/21/2018	10.11
10.27*	Master Services Agreement, dated April 8, 2019, between Ultragenyx Pharmaceutical Inc. and Aenova Haupt Pharma Wolfratshausen GmbH	10-K	2/12/2021	10.24
10.28*	Royalty Purchase Agreement, dated as of December 17, 2019, between Ultragenyx Pharmaceutical Inc. and RPI Finance Trust	10-K	2/14/2020	10.25
10.29*	Royalty Purchase Agreement, dated as of July 14, 2022, by and among Rare Delaware Inc., Ultragenyx Pharmaceutical Inc. and OCM LS23 Holdings LP	10-Q	7/29/2022	10.1
10.30*	Unit Purchase Agreement, dated as of July 15, 2022, by and among Ultragenyx Pharmaceutical Inc., GeneTx Biotherapeutics LLC, the Unitholders and Deborah A. Guagliardo	10-Q	7/29/2022	10.2
10.31#	2011 Equity Incentive Plan (including forms of Stock Option Grant Notice and Stock Option Agreement thereunder)	S-1	11/8/2013	10.11
10.32#	Amendment to the 2011 Equity Incentive Plan	S-1	11/8/2013	10.12
10.33#	2014 Incentive Plan (as amended)	10-K	2/17/2017	10.20
10.34#	Form of Incentive Stock Option Agreement	S-1/A	1/17/2014	10.14
10.35#	Form of Non Statutory Stock Option Agreement (Employees)	S-1/A	1/17/2014	10.15
10.36#	Form of Non Statutory Stock Option Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.3
10.37#	Form of Restricted Stock Unit Agreement (Employees)	10-Q	5/10/2016	10.1
10.38#	Form of Restricted Stock Unit Agreement (Employees)(ex-U.S.)	10-Q	5/10/2016	10.2
10.39#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors)	10-Q	8/3/2021	10.2
10.40#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors)	10-Q	8/3/2021	10.3
10.41#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors)	10-Q	8/3/2021	10.4
10.42#	Form of Restricted Stock Unit Agreement (Grant for New Directors)	10-Q	8/3/2021	10.5
10.43#	Form of Performance Stock Unit Agreement (2021)	10-Q	5/5/2021	10.1
10.44#	Form of Performance Stock Unit Agreement (2022)	10-Q	5/6/2022	10.1
10.45#	2014 Employee Stock Purchase Plan (as amended)	10-K	2/17/2017	10.28
10.46#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27

10.47#	Employment Inducement Plan	10-K	2/12/2021	10.43
10.48#	Form of Non Statutory Stock Option Agreement (Inducement Plan)	10-K	2/12/2021	10.44
10.49#	Form of Non Statutory Stock Option Agreement (Inducement Plan) (ex-US)	10-K	2/12/2021	10.45
10.50#	Form of Restricted Stock Unit Agreement (Inducement Plan)	10-K	2/12/2021	10.46
10.51#	Form of Restricted Stock Unit Agreement (Inducement Plan)(ex-US)	10-K	2/12/2021	10.47
10.52#	Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	8/3/2021	10.1
10.53#	Amendment No. 1 to the Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	11/3/2021	10.1
10.54#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18
10.55#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2
10.56#	Amendment No. 2, dated September 13, 2022, to Executive Employment Agreement between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	11/3/2022	10.2
10.57#	Offer Letter, dated as of October 31, 2011, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	S-1	11/8/2013	10.19
10.58#	Amendment No. 1 to Offer Letter, dated as of August 8, 2014, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.59#	Amendment No. 2, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	11/3/2022	10.5
10.60#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3
10.61#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	11/3/2022	10.6
10.62#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-K	2/17/2017	10.36
10.63#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-Q	11/3/2022	10.7
10.64#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-K	2/17/2017	10.37
10.65#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-Q	11/3/2022	10.9
10.66#	Offer Letter, dated as of January 15, 2018, between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.	10-K	2/21/2018	10.46

10.67#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.	10-Q	11/3/2022	10.3
10.68#	Offer Letter, dated May 16, 2017, between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.4
10.69#	Addendum #1, dated August 8, 2017, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.5
10.70#	Addendum #2, dated June 19, 2019, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.6
10.71#	Amendment No. 3, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	11/3/2022	10.8
10.72#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.73	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22
10.74	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34
10.75	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35
10.76	Addendum #3 to Standard Lease, effective as of February 12, 2014, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1
10.77	Addendum #4 to Standard Lease, effective as of March 9, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1
10.78	Addendum #5 to Standard Lease, effective as of April 7, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38
10.79	Addendum #6 to Standard Lease, effective as of April 29, 2019, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-Q	8/2/2019	10.3
10.80	Lease Agreement, dated as of December 8, 2015, between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc.	10-K	2/26/2016	10.43
10.81	Indenture of Lease, dated March 11, 2014, between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC	10-K	2/21/2018	10.64
10.82	Second Lease Amendment, dated April 28, 2017, to the Lease between Dimension Therapeutics, Inc. and Rivertech Associates II, LLC	10-K	2/21/2018	10.65
10.83	Third Lease Amendment, dated December 31, 2018, to the Lease between Ultragenyx Pharmaceutical Inc. and Rivertech Associates II, LLC	10-K	2/20/2019	10.66

10.84	Lease Agreement, dated November 2, 2015, between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.	10-K	2/21/2018	10.66
10.85	First Amendment to Lease Agreement, dated March 20, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	5/8/2018	10.6
10.86	Second Amendment to Lease Agreement, dated July 1, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	8/3/2018	10.3
10.87	Third Amendment to the Lease Agreement, dated July 29, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	7/30/2020	10.2
10.88	Amended and Restated Fourth Amendment, dated August 4, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	10/27/2020	10.5
10.89	Lease Agreement, dated December 15, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.81
10.90	First Amendment, dated September 20, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.82
10.91	Second Amendment, dated October 21, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.83
10.92	Third Amendment, dated July 27, 2022, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC				X
10.93	Office Lease, dated April 19, 2019, between Ultragenyx Pharmaceutical Inc. and Woburn MCB II, LLC	10-K	2/14/2020	10.70
10.94	Commercial Lease, dated July 2, 2018, between Ultragenyx Pharmaceutical Inc. and 32 Leveroni LLC	10-K	2/14/2020	10.71
10.95	Lease, dated August 18, 2022, between Ultragenyx Pharmaceutical Inc. and Brickbottom I QOZB L.P.				X
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
31.1

Certification of Principal Executive Officer and Principal Financial Officer of Ultragenyx Pharmaceutical Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					X
32.1§

Certification by the Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)

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

* Certain identified information has been omitted by means of marking such information with asterisks in reliance on Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.

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
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: February 16, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil D. Kakkis, M.D., Ph.D., as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 16, 2023
/s/ Theodore A. Huizenga Theodore A. Huizenga	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2023
/s/ Daniel G. Welch Daniel G. Welch	Chairman of the Board	February 16, 2023
/s/ Deborah Dunsire Deborah Dunsire, M.D.	Director	February 16, 2023
/s/ Lars Ekman Lars Ekman, M.D., Ph.D.	Director	February 16, 2023
/s/ Matthew K. Fust Matthew K. Fust	Director	February 16, 2023
/s/ Michael Narachi Michael Narachi	Director	February 16, 2023
/s/ Corsee D. Sanders Corsee D. Sanders, Ph.D.	Director	February 16, 2023
/s/ Amrit Ray, M.D.	Director	February 16, 2023
Amrit Ray, M.D.
/s/ Shehnaaz Suliman	Director	February 16, 2023
Shehnaaz Suliman, M.D.

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liabilities for sales of future royalties
Description of the Matter

As discussed in Note 10, the Company has entered into two royalty purchase agreements, under which the Company sold its rights to receive royalty payments arising from the net sales of Crysvita in the European and North American markets in exchange for $320 million and $500 million, respectively. The proceeds from each transaction were recorded as liabilities that are being amortized using the effective interest method over the estimated lives of the respective arrangements. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be paid to the respective counterparty, subject to the capped amount, over the life of the arrangement. The Company estimates an imputed interest on the unamortized portion of the liability and records non-cash interest expense relating to the transaction.

Auditing the Company’s liabilities related to the sale of future royalties was complex due to the subjective judgments required to forecast the expected royalty payments subject to each agreement. Specifically, the forecasted revenues of Crysvita involve significant estimation uncertainty given the limited historical Crysvita sales data.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the liabilities related to the sale of future royalties, including controls over the Company’s estimates of projected sales of Crysvita in the European and North American markets.

To test management’s estimates of the future royalties and the imputed effective interest rates, we performed audit procedures that included, among others, evaluating the reasonableness of management’s assumptions related to the treatable patient populations, estimated pricing and reimbursement, and the rate of adoption. We compared the significant assumptions with historical trends of actual sales, analyst expectations and performed sensitivity analyses of estimated future royalties to evaluate the changes in the future royalties on the implied effective interest rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Mateo, California

February 16, 2023

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$132,944	$307,584
Marketable debt securities	614,818	432,612
Accounts receivable, net	40,445	28,432
Inventory	26,766	16,231
Prepaid expenses and other current assets	68,926	71,745
Total current assets	883,899	856,604
Property, plant, and equipment, net	259,726	141,247
Equity investments	5,531	34,925
Marketable debt securities	148,970	258,933
Right-of-use assets	25,961	34,936
Intangible assets, net	160,105	130,788
Goodwill	44,406	44,406
Other assets	16,846	20,558
Total assets	$1,545,444	$1,522,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,274	$17,138
Accrued liabilities	204,678	145,555
Contract liabilities	1,479	7,609
Lease liabilities	11,779	11,066
Total current liabilities	261,210	181,368
Contract liabilities	—	1,467
Lease liabilities	19,814	30,904
Deferred tax liabilities	31,667	33,306
Liabilities for sales of future royalties	875,439	351,786
Other liabilities	4,820	1,005
Total liabilities	1,192,950	599,836
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; 70,197,297 and 69,344,998 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	70	69
Additional paid-in capital	3,140,019	2,997,497
Accumulated other comprehensive loss	(6,573)	(1,404)
Accumulated deficit	(2,781,022)	(2,073,601)
Total stockholders’ equity	352,494	922,561
Total liabilities and stockholders’ equity	$1,545,444	$1,522,397

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Collaboration and license	$222,710	$256,438	$219,315
Product sales	118,927	77,017	38,720
Non-cash collaboration royalty revenue	21,692	17,951	12,995
Total revenues	363,329	351,406	271,030
Operating expenses:
Cost of sales	28,320	16,008	6,129
Research and development	705,789	497,153	412,084
Selling, general and administrative	278,139	219,982	182,933
Total operating expenses	1,012,248	733,143	601,146
Loss from operations	(648,919)	(381,737)	(330,116)
Interest income	11,074	1,928	7,038
Change in fair value of equity investments	(19,299)	(42,063)	170,403
Non-cash interest expense on liabilities for sales of future royalties	(43,015)	(29,422)	(33,291)
Other income (expense)	(1,566)	(1,687)	607
Loss before income taxes	(701,725)	(452,981)	(185,359)
Provision for income taxes	(5,696)	(1,044)	(1,207)
Net loss	$(707,421)	$(454,025)	$(186,566)
Net loss per share, basic and diluted	$(10.12)	$(6.70)	$(3.07)
Weighted-average shares used in computing net loss per share, basic and diluted	69,914,225	67,795,540	60,845,550

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(707,421)	$(454,025)	$(186,566)
Other comprehensive income (loss):
Foreign currency translation adjustments	(724)	(550)	735
Unrealized gain (loss) on available-for-sale securities	(4,445)	(1,543)	101
Other comprehensive income (loss):	(5,169)	(2,093)	836
Total comprehensive loss	$(712,590)	$(456,118)	$(185,730)
See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	57,838,220	$58	$2,086,863	$(147)	$(1,433,010)	$653,764
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,111,110	5	435,551	—	—	435,556
Issuance of common stock in connection with license agreement, net of issuance costs	1,243,913	1	55,267	—	—	55,268
Issuance of common stock in connection with at-the-market offering, net of issuance costs	283,333	—	20,391	—	—	20,391
Stock-based compensation	—	—	85,833	—	—	85,833
Issuance of common stock upon exercise of warrants and under equity plan awards, net of tax	2,341,944	3	89,290	—	—	89,293
Other comprehensive income	—	—	—	836	—	836
Net loss	—	—	—	—	(186,566)	(186,566)
Balance as of December 31, 2020	66,818,520	67	2,773,195	689	(1,619,576)	1,154,375
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,050,372	1	78,942	—	—	78,943
Stock-based compensation	—	—	105,260	—	—	105,260
Issuance of common stock under equity plan awards, net of tax	1,476,106	1	40,100	—	—	40,101
Other comprehensive loss	—	—	—	(2,093)	—	(2,093)
Net loss	—	—	—	—	(454,025)	(454,025)
Balance as of December 31, 2021	69,344,998	69	2,997,497	(1,404)	(2,073,601)	922,561
Stock-based compensation	—	—	131,710	—	—	131,710
Issuance of common stock under equity plan awards, net of tax	852,299	1	10,812	—	—	10,813
Other comprehensive loss	—	—	—	(5,169)	—	(5,169)
Net loss	—	—	—	—	(707,421)	(707,421)
Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$352,494

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(707,421)	$(454,025)	$(186,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	130,377	104,952	85,735
Acquired in-process research and development	75,033	—	—
Amortization of premium (discount) on marketable debt securities, net	2,699	6,606	848
Depreciation and amortization	18,220	13,239	12,261
Change in fair value of equity investments	19,299	42,063	(170,403)
Non-cash collaboration royalty revenue	(21,692)	(17,951)	(12,995)
Non-cash interest expense on liabilities for sales of future royalties	43,015	29,422	33,291
Other	(230)	235	946
Changes in operating assets and liabilities:
Accounts receivable	(12,068)	(5,432)	9,840
Inventory	(9,701)	(3,117)	(1,346)
Prepaid expenses and other assets	3,798	(29,508)	2,748
Accounts payable, accrued, and other liabilities	87,442	32,313	26,853
Contract liabilities, net	(7,597)	(57,492)	66,568
Deferred tax liabilities	(1,639)	—	—
Net cash used in operating activities	(380,465)	(338,695)	(132,220)
Investing activities:
Purchase of property, plant, and equipment	(116,123)	(73,093)	(43,905)
Acquisition, net of cash acquired	(75,025)	—	—
Purchase of marketable debt securities	(614,735)	(1,012,187)	(813,237)
Purchase of equity investments	—	—	(37,062)
Proceeds from sale of marketable debt securities	84,275	92,896	50,990
Proceeds from sale of equity investments	10,094	79,843	79,842
Proceeds from maturities of marketable debt securities	450,706	718,111	589,806
Payment for intangible asset	(30,000)	—	—
Other	(844)	(942)	(5,555)
Net cash used in investing activities	(291,652)	(195,372)	(179,121)
Financing activities:
Proceeds from the sale of future royalties, net	490,950	—	—
Proceeds from the issuance of common stock in connection with underwritten public offerings, net	—	—	435,556
Proceeds from the issuance of common stock in connection with the license agreement, net	—	—	55,268
Proceeds from the issuance of common stock in connection with at-the-market offering, net	—	78,943	20,391
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	10,813	40,101	89,293
Other	(555)	(492)	(236)
Net cash provided by financing activities	501,208	118,552	600,272
Effect of exchange rate changes on cash	(1,075)	(1,194)	1,119
Net (decrease) increase in cash, cash equivalents, and restricted cash	(171,984)	(416,709)	290,050
Cash, cash equivalents, and restricted cash at beginning of year	309,585	726,294	436,244
Cash, cash equivalents, and restricted cash at end of year	$137,601	$309,585	$726,294

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of non-cash investing and financing information:
Acquired lease liabilities arising from obtaining right-of-use assets	$1,168	$3,142	$18,775
Stock-based compensation capitalized into ending inventory	$2,340	$1,453	$1,304
Costs of property, plant and equipment included in accounts payable, accrued, and other liabilities	$17,963	$18,993	$8,515
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$11,380	$4,650	$—

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements

1.
Organization and Basis of Presentation

Ultragenyx Pharmaceutical Inc., or the Company, is a biopharmaceutical company incorporated in Delaware.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company operates as one reportable segment and has four commercially approved products.

Crysvita® (burosumab) is approved in the United States, or U.S., the European Union, or EU, and certain other regions for the treatment of X-linked hypophosphatemia, or XLH, in adult and pediatric patients one year of age and older. Crysvita is also approved in the U.S. and certain other regions for the treatment of fibroblast growth factor 23, or FGF23,-related hypophosphatemia in tumor-induced osteomalacia, or TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

Mepsevii® (vestronidase alfa) is approved in the U.S., the EU and certain other regions, as the first medicine for the treatment of children and adults with mucopolysaccharidosis VII, or MPS VII, also known as Sly syndrome.

Dojolvi® (triheptanoin) is approved in the U.S. and certain other regions for the treatment of pediatric and adult patients severely affected by long-chain fatty acid oxidation disorders, or LC-FAOD.

Evkeeza® (evinacumab) is approved in the U.S. and the European Economic Area, or EEA, for the treatment of homozygous familial hypercholesterolemia, or HoFH. In January 2022, the Company licensed exclusive rights from Regeneron Pharmaceuticals, or Regeneron, to commercialize Evkeeza® (evinacumab) outside of the U.S.

In addition to the approved products, the Company has the following ongoing clinical development programs:

•
UX111 (formerly ABO-102) is an AAV9 gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A, or MPS IIIA, a rare lysosomal storage disease. In May 2022, the Company announced an exclusive license agreement with Abeona Therapeutics Inc., or Abeona, for UX111 whereby the Company assumed responsibility for the UX111 program, as further described in Note 8;
•
DTX401 is an adeno-associated virus 8, or AAV8, gene therapy product candidate for the treatment of patients with glycogen storage disease type Ia, or GSDIa;
•
DTX301 is an AAV8 gene therapy product candidate in development for the treatment of patients with ornithine transcarbamylase, or OTC deficiency, the most common urea cycle disorder;
•
UX143 (setrusumab), which is subject to the Company’s collaboration agreement with Mereo BioPharma 3, or Mereo, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with osteogenesis imperfect, or OI;
•
GTX-102 is an antisense oligonucleotide, or ASO, which the Company is developing through GeneTx Biotherapeutics LLC, or GeneTx, for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. In July 2022, the Company executed its option to acquire GeneTx as further described in Note 7;
•
UX701 is an adeno-associated virus 9, or AAV9, gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease; and
•
UX053 is a messenger RNA, or mRNA, product candidate designed for the treatment of patients with Glycogen Storage Disease Type III, or GSDIII, a disease caused by a glycogen debranching enzyme, or AGL, deficiency that results in glycogen accumulation in the liver and muscle.

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Management recognizes that the Company will likely need to raise additional capital to fully implement its business plans. Through December 31, 2022, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements, to finance its operations.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Use of Estimates

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, stock-based compensation, revenue recognition, and the liabilities for sales of future royalties. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$132,944	$307,584	$713,526
Restricted cash included in prepaid expenses and other current assets	862	—	10,847
Restricted cash included in other assets	3,795	2,001	1,921
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$137,601	$309,585	$726,294

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

Equity Investments

The Company records investments in equity securities, other than equity method investments, at fair market value, if the fair value is readily determinable. Equity securities with no readily determinable fair values are recorded using the measurement alternative of cost adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer less impairment, if any. Investments in equity securities are recorded in Equity investments on the Company's Consolidated

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Balance Sheets. Unrealized gains and losses are reported in Change in fair value of equity investments on the Company’s Consolidated Statements of Operations. The Company regularly reviews its non-marketable equity securities for indicators of impairment.

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the years ended December 31, 2022 and 2021.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The useful lives of property, plant, and equipment are as follows:

Research and development equipment	5 years
Furniture and office equipment	5 years
Computer equipment and software	3-5 years
Land	Not applicable
Leasehold improvements	Shorter of lease term or estimated useful life

Intangible Assets

Finite-lived intangibles consist of contractual payments made for certain milestones achieved with collaboration partners. The contractual payments are recorded as intangible assets and are amortized over their estimated useful lives. The Company reviews its definite-lived intangible assets when events or circumstances may indicate that the carrying value of these assets is not recoverable and exceeds their fair value. The Company measures fair value based on the estimated future undiscounted cash flows associated with these assets in addition to other assumptions and projections that the Company deems to be reasonable and supportable.

Indefinite-lived intangibles consist of acquired in-process research and development, or IPR&D. IPR&D assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment, until the completion or abandonment of the associated research and development efforts. When development of the project is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets will be deemed finite-lived and will be amortized over a period that best reflects the economic benefits provided by these assets. The Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

If it is determined that an intangible asset becomes impaired, the carrying value is written down to its fair value with the related impairment charge recognized in Consolidated Statements of Operations in the period in which the impairment occurs. The Company has not recorded any impairments of intangible assets to date.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Collaboration and License Revenue

The Company has certain license and collaboration agreements that are within the scope of Accounting Standards Codification, or ASC, 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Consolidated Statements of Operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Note 10. Liabilities for Sales of Future Royalties”. The Company records the royalty revenue from the net sales of Crysvita in the applicable territories on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the applicable arrangement.

The terms of the Company’s collaboration and license agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC 606, Revenue from Contracts with Customers, or ASC 606, to determine the distinct performance obligations. The Company analogizes to ASC 606 for the accounting for distinct performance obligations for which there is a customer relationship. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

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

Stock-Based Compensation

Stock-based awards issued to employees, including stock options, performance stock options, or PSOs, restricted stock units, or RSUs, and performance stock units, or PSUs are recorded at fair value as of the grant date and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). PSOs and PSUs vest only if certain specified criteria are achieved and the employees’ continued service requirements are met; therefore, the expense recognition occurs when the likelihood of the PSOs and PSUs being earned is deemed probable. Stock compensation expense on awards expected to vest are recognized net of estimated forfeitures.

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

In conjunction with the acquisition of Dimension Therapeutics, Inc., or Dimension, a deferred tax liability was recorded reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability is not used to offset deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the acquired IPR&D.

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

The Company’s financial instruments consist of Level 1, Level 2, and Level 3 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Money market funds and U.S. Government treasury bills are classified as Level 1. Level 2 assets consist primarily of corporate bonds, asset backed securities, commercial paper, U.S. Government Treasury and agency securities, and debt securities in government-sponsored entities based upon quoted market prices for similar movements in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

The Company determines the fair value of its equity investments in Arcturus Therapeutics Holdings Inc., or Arcturus, and Solid Biosciences, Inc., or Solid, by using the quoted market prices, which are Level 1 fair value measurements.

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposits and time deposits	—	25,972	—	25,972
Corporate bonds	—	427,598	—	427,598
Commercial paper	—	135,393	—	135,393
Asset-backed securities	—	11,980	—	11,980
U.S. Government Treasury and agency securities	27,645	129,345	—	156,990
Debt securities in government-sponsored entities	—	15,855	—	15,855
Investment in Solid common stock	2,807	—	—	2,807
Other	—	4,575	—	4,575
Total	$133,299	$750,718	$—	$884,017

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$266,765	$—	$—	$266,765
Certificates of deposits and time deposits	—	16,000	—	16,000
Corporate bonds	—	349,691	—	349,691
Commercial paper	—	187,624	—	187,624
Asset-backed securities	—	41,245	—	41,245
U.S. Government Treasury and agency securities	—	87,435	—	87,435
Debt securities in government-sponsored entities	—	19,549	—	19,549
Investments in Arcturus and Solid common stock	32,200	—	—	32,200
Other	—	942	—	942
Total	$298,965	$702,486	$—	$1,001,451

4.
Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposit and time deposits	25,972	—	—	25,972
Corporate bonds	432,211	87	(4,700)	427,598
Commercial paper	135,393	—	—	135,393
Asset-backed securities	12,002	—	(22)	11,980
U.S. Government Treasury and agency securities	157,933	320	(1,263)	156,990
Debt securities in government-sponsored entities	16,005	—	(150)	15,855
Total	$882,363	$407	$(6,135)	$876,635

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2022, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The unrealized losses on the Company’s investments in marketable debt securities were caused by increases in market yields on these investments. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the par value. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost basis of these investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Work-in-process	$17,486	$10,504
Finished goods	9,280	5,727
Total	$26,766	$16,231

Property, Plant, and Equipment, net

Property, plant, and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$43,941	$44,081
Research and development equipment	50,291	38,661
Furniture and office equipment	5,540	5,413
Computer equipment and software	13,876	10,238
Land	16,619	15,487
Construction-in-progress	189,448	76,849
Other	3,392	556
Property, plant, and equipment, gross	323,107	191,285
Less: accumulated depreciation	(63,381)	(50,038)
Property, plant, and equipment, net	$259,726	$141,247

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $15.0 million, $12.9 million and $12.1 million, respectively. Amortization of leasehold improvements and software is included in depreciation expense. The construction-in-progress balance primarily relates to the construction costs for the gene therapy manufacturing plant in Bedford, Massachusetts.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2022	2021
Research, clinical study, and manufacturing expenses	$73,558	$40,880
Payroll and related expenses	78,938	62,591
Other	52,182	42,084
Total	$204,678	$145,555

5.
Intangible Assets, net

Indefinite-lived Intangibles

The Company has IPR&D assets of $129.0 million as of December 31, 2022 and 2021. IPR&D assets represent the fair value of acquired programs to develop an AAV gene therapy for OTC deficiency and to develop an AAV gene therapy for glycogen storage disease type Ia. The fair value of IPR&D assets acquired was determined based on the discounted present value of each research project’s projected cash flows using an income approach, including the application of probability factors related to the likelihood of success of the program reaching final development and commercialization. Additionally, the projections consider the relevant market sizes and growth factors, estimated future cash flows from product sales resulting from completed products and in-process projects and timing and costs to complete the in-process projects. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. IPR&D assets are considered to be indefinite-life until the completion or abandonment of the associated research and development efforts.

Finite-lived Intangibles

Subsequent to the FDA approval of Dojolvi for the treatment of LC-FAOD in 2020, the Company recorded $4.8 million for the attainment of various development and commercial milestones as finite-lived intangible assets which are amortized over a weighted-average useful life of 5.7 years.

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Upon closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. As the upfront payment was related to the Company’s usage of intellectual property related to Evkeeza for HoFH, the upfront payment was recorded as an intangible asset, which is amortized over its useful life of 10.5 years.

The Company's intangible assets were as follows:

	December 31, 2022
	Gross Carrying Amount	Weighted-Average Life (Years)	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles	$129,000	—	$—	$129,000
Finite-lived intangibles	34,775	9.9	$(3,670)	$31,105
Total intangible assets	$163,775	—	$(3,670)	$160,105

	December 31, 2021
	Gross Carrying Amount	Weighted-Average Life (Years)	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles	$129,000	—	$—	$129,000
Finite-lived intangibles	2,275	7.0	$(487)	$1,788
Total intangible assets	$131,275	—	$(487)	$130,788

The Company recorded costs of sales of $3.2 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to the amortization of the intangible assets.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The expected amortization of the intangible assets, as of December 31, 2022, for each of the next five years and thereafter is as follows:

2023	$3,738
2024	3,738
2025	3,738
2026	3,738
2027	3,297
Thereafter	12,856
Total	$31,105

6.
Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Year Ended December 31,
	2022	2021	2020
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$215,024	$171,198	$128,597
Crysvita royalty revenue in European territory	—	244	1,498
Daiichi Sankyo	7,686	84,996	89,220
Total collaboration and license revenue	222,710	256,438	219,315
Product sales:
Crysvita	42,678	21,422	10,350
Mepsevii	20,637	16,035	15,342
Dojolvi	55,612	39,560	13,028
Total product sales	118,927	77,017	38,720
Crysvita non-cash collaboration royalty revenue	21,692	17,951	12,995
Total revenues	$363,329	$351,406	$271,030

The following table disaggregates total revenues based on geographic location (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$281,088	$301,110	$237,666
Europe	36,369	26,660	21,318
Latin America	44,711	23,636	12,046
Japan	1,161	—	—
Total revenues	$363,329	$351,406	$271,030

The following table presents the activity and ending balances for sales-related accruals and allowances (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance of product sales reserve at beginning of year	$7,181	$3,913	$1,818
Provisions	13,525	9,586	5,763
Payments	(9,613)	(6,120)	(2,785)
Adjustments	394	(198)	(883)
Balance of product sales reserve at end of year	$11,487	$7,181	$3,913

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The following table presents changes in the contract assets (liabilities) for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Balance of contract liabilities at beginning of period	$9,076	$66,568
Additions	89	27,504
Deductions	(7,686)	(84,996)
Balance of contract liabilities at end of period, net	$1,479	$9,076

See Note 8 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance was from a collaboration partner and was 68% and 71% of the total accounts receivable balance as of December 31, 2022 and 2021, respectively.
7.
GeneTx Acquisition

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics LLC, or GeneTx, to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the IND for GTX-102. Pursuant to the agreement, upon acceptance of the IND, which occurred in January 2020, the Company elected to extend the option period by paying an option extension payment of $25.0 million during the quarter ended March 31, 2020, which was recorded as an in-process research and development expense. In April 2022, the parties entered into an amendment to the Unitholder Option Agreement, or the Amendment, which provided the Company with an additional, earlier option to acquire GeneTx for an option exercise price of $75.0 million based on the earlier of receipt of interim data in the Phase 1/2 study or a specified date, such option, the Interim Option.

During the exclusive option period, GeneTx was responsible for conducting the program based on the development plan agreed upon between the parties and, subject to the terms in the Program Agreement, had the decision-making authority on all matters in connection with the research, development, manufacturing and regulatory activities with respect to the Program.

In July 2022, the Company exercised the Interim Option to acquire GeneTx and entered into a Unit Purchase Agreement, or the Purchase Agreement, pursuant to which the Company purchased all the outstanding units of GeneTx. In accordance with the terms of the Purchase Agreement, the Company paid the option exercise price of $75.0 million and an additional $15.6 million to acquire the outstanding cash of GeneTx, and adjustments for working capital and transaction expenses of $0.6 million, for a total purchase consideration of $91.2 million. Additionally, the Company may make payments of up to $190.0 million upon the achievement of certain milestones, including up to $30.0 million in milestone payments upon achievement of the earlier of initiation of a Phase 3 clinical study or product approvals in Canada and the U.K., up to $85.0 million in additional regulatory approval milestones for the achievement of U.S. and EU product approvals, and up to $75.0 million in commercial milestone payments based on annual worldwide net product sales. In addition, the Company will also pay tiered mid- to high single-digit percentage royalties based on licensed product annual net sales. If the Company receives and resells an FDA priority review voucher, or PRV, in connection with a new drug application approval, GeneTx is entitled to receive a portion of proceeds from the sale or a cash payment from the Company if the Company choses to retain the PRV.

The transaction was accounted as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable in-process research and development intangible asset. Prior to the achievement of certain development and regulatory milestones, the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use. Accordingly, the Company recorded the acquisition price of $75.0 million, net of cash and working capital acquired, as in-process research and development expense during the year ended December 31, 2022.

8.
License and Research Agreements

Kyowa Kirin Co., Ltd.

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd., or KKC (formerly Kyowa Hakko Kirin Co., Ltd. or KHK). Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the profit-share territory, and in the European Union, United Kingdom, and Switzerland, or the European territory, and the Company has

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

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

Collaboration Revenue Related to Sales in the Profit-share Territory

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

In September 2022, the Company entered into an amendment to the collaboration agreement which clarified the scope of increased participation by KKC in support of the Company’s commercial activities prior to April 2023 and granted the Company the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, KKC will continue to support the Company’s commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, the Company’s rights to promote Crysvita in the U.S. will be limited to medical geneticists and the Company will solely bear its expenses related to the promotion of Crysvita in the profit-share territory.

As KKC is the principal in the sale transaction with the customer, the Company recognizes a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurs. The Company concluded that its portion of KKC’s sales in the profit-share territory is analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty.

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023, as further described in Note 10.

Royalty Revenue Related to Sales in the European Territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in “Note 10. Liabilities for Sales of Future Royalties.” Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company records the royalty revenue as non-cash royalty revenues. During the years ended December 31, 2021 and 2020, there was a change in estimate of the revenue reserves related to sales made prior to January 1, 2020, as a result of which, the Company recorded $0.2 million and $1.5 million, respectively, as royalty revenue in the European territory.

The Company’s share of collaboration and royalty revenue related to Crysvita was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Company's share of revenue in profit-share territory	$215,024	$171,198	$128,597
Royalty revenue in European territory	—	244	1,498
Non-cash royalty revenue in European territory	21,692	17,951	12,995
Total	$236,716	$189,393	$143,090

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Product Revenue Related to Sales in Other Territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis related to the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. The Company recorded product sales of $42.7 million, $21.4 million, and $10.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, net of estimated product returns and other deductions. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

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

Cost Sharing Payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$15,974	$21,657	$21,476
Selling, general and administrative	37,217	32,629	25,186
Total	$53,191	$54,286	$46,662

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $27.5 million and $20.2 million from profit-share revenue and royalties and other receivables recorded in prepaid expenses and other current assets of $6.4 million and $16.0 million and accrued liabilities of $3.1 million and $2.3 million from commercial and development activity reimbursements, as of December 31, 2022 and 2021, respectively.

Saint Louis University

In November 2010, the Company entered into a license agreement with Saint Louis University, or SLU. Under the terms of this license agreement, SLU granted the Company an exclusive worldwide license to make, have made, use, import, offer for sale, and sell therapeutics related to SLU’s beta-glucuronidase product for use in the treatment of human diseases.

The Company made a milestone payment of $0.1 million upon approval of Mepsevii for treatment of MPS 7. The Company is required to pay to SLU a low single-digit royalty on net sales of the licensed products in any country or region, upon reaching a certain level of cumulative worldwide sales of the product.

Baylor Research Institute

In September 2012, the Company entered into a license agreement with Baylor Research Institute, or BRI. Under the terms of this license agreement, as amended, BRI exclusively licensed to the Company its territories for certain intellectual property related to Dojolvi (triheptanoin) for the treatment of LC-FAOD.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded $2.5 million, nil and $2.0 million, respectively, for the attainment of various development and commercial milestones as finite-lived intangible assets. The Company is obligated to make additional future payments of up to $7.5 million contingent upon attainment of various development and commercial milestones. Additionally, the Company is paying BRI a mid- single-digit royalty on net sales of the licensed product in the licensed territories.

REGENXBIO, Inc.

The Company has a license agreement with REGENXBIO, Inc., or REGENX, for an exclusive, sublicensable, worldwide commercial license under certain intellectual property for preclinical and clinical research and development, and commercialization of drug therapies using REGENX's licensed patents for the treatment of hemophilia A, OTC deficiency, and GSD1a. The Company will pay an annual fee and certain milestone fees per disease indication, low to mid- single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees owed by REGENX to its licensors, contingent upon the attainment of certain development activities as outlined in the agreement.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company also has an option and license agreement with REGENX under which the Company has an exclusive, sublicensable, worldwide license to make, have made, use, import, sell, and offer for sale licensed products to treat Wilson disease and CDKL5 deficiency. For each disease indication, the Company is obligated to pay an annual maintenance fee of $0.1 million and up to $9.0 million upon achievement of various milestones, as well as mid- to high single-digit royalties on net sales of licensed products and mid- single-digit to low double-digit percentage sublicenses fees, if any.

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

Bayer HealthCare LLC

The Company previously had a collaboration and license agreement with Bayer Healthcare LLC, or Bayer, to research, develop and commercialize AAV gene therapy products for the treatment of hemophilia A, or DTX 201. Under this agreement, Bayer had been granted an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A.

In October 2022, the Collaboration and License Agreement for DTX201 with Bayer was terminated and all licensed rights to DTX201 have reverted back to the Company. The Company also obtained rights to all necessary data and information to further develop DTX201 or another hemophilia A program through a royalty-free, worldwide, sublicensable, perpetual license.

University of Pennsylvania

The Company has a research, collaboration, and license agreement with University of Pennsylvania School of Medicine, or Penn, which provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of certain indications. Under the agreement, Penn granted the Company an exclusive, worldwide license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each indication for the term of the agreement. The Company will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development, manufacturing and commercialization of each indication. The Company may be obligated to make milestone payments of up to $5.0 million for each indication, if certain development milestones are achieved over time. The Company is also obligated to make milestone payments of up to $25.0 million per approved product if certain commercial milestones are achieved, as well as low to mid- single-digit royalties on net sales of each licensed product.

Arcturus Therapeutics Holdings Inc.

In October 2015, the Company entered into a Research Collaboration and License Agreement with Arcturus Therapeutics Holdings Inc., or Arcturus, to collaborate on the research and development of therapies for select rare diseases. Arcturus was responsible for conducting certain research services, funded by the Company, and the Company was responsible for development and commercialization costs.

On a product-by-product basis, the Company is obligated to make development and regulatory milestone payments of up to $24.5 million, and commercial milestone payments of up to $45.0 million if certain milestones are achieved. For the year ended December 31, 2021, the Company achieved a $1.0 million development milestone related to UX053, which was paid with a corresponding credit received from Arcturus for prior research and collaboration activities. The Company is also obligated to pay Arcturus royalties on any net sales of products incorporating the licensed intellectual property that may range from a mid- single-digit to low double-digit percentage. Pursuant to the agreement, the Company incurred nil, nil, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, in research and development expense for the funding of certain research services received from Arcturus.

In June 2019, the Company entered into an Equity Purchase Agreement and an amendment to the Research Collaboration and License Agreement, or License Agreement, to expand the field of use and increase the number of disease targets to include mRNA, DNA and siRNA therapeutics for up to 12 rare diseases. Pursuant to the agreements, the Company paid $6.0 million in cash upfront to Arcturus and purchased 2,400,000 shares of Arcturus’ common stock at a stated value of $10.00 per share, resulting in a total of $30.0 million of consideration paid at the close of the transaction. As a result, the Company received expanded license rights under the License Agreement, Arcturus common stock, and an option to purchase an additional 600,000 shares of Arcturus’ common stock at

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

$16.00 per share. In May 2020, the Company exercised its option to purchase 600,000 shares of Arcturus common stock for a total purchase price of $9.6 million.

During the years ended December 31, 2022 and 2021, the Company sold 500,000 shares and 1,700,000 shares of Arcturus common stock, at a weighted-average price of $20.39 and $47.44, respectively. As of December 31, 2022 and 2021, the Company held nil and 500,000 shares, respectively, of Arcturus common stock.

The Company’s investment in Arcturus was accounted at fair value, as the fair value was readily determinable. All remaining shares of Arcturus held by the Company were sold during the year ended December 31, 2022.

The changes in the fair value of the Company’s equity investment in Arcturus were as follows (in thousands):

Arcturus Common Stock
December 31, 2020	$95,436
Change in fair value	2,912
Sale of shares	(79,843)
December 31, 2021	18,505
Change in fair value	(8,411)
Sale of shares	(10,094)
December 31, 2022	$—

Daiichi Sankyo

In March 2020, the Company executed a License and Technology Access Agreement, or the License Agreement, with Daiichi Sankyo Co., Ltd., or Daiichi Sankyo. Pursuant to the License Agreement, the Company granted Daiichi Sankyo a non-exclusive license to intellectual property, including know-how and patent applications, with respect to its Pinnacle PCLTM producer cell line platform, or Pinnacle PCL Platform, and HEK293 transient transfection manufacturing technology platforms for AAV-based gene therapy products. The Company retains the exclusive right to use the manufacturing technology for its current target indications and additional indications identified now and in the future. The Company will provide certain technical assistance and technology transfer services during the technology transfer period of three years to enable Daiichi Sankyo to use the technologies for its internal gene therapy programs. Daiichi Sankyo has an option to extend the technology transfer period including know-how improvements by two additional one-year periods by paying a fixed amount for each additional year. Daiichi Sankyo will be responsible for the manufacturing, development, and commercialization of products manufactured with the licensed technology; however, the Company has the option to co-develop and co-commercialize rare disease products at the IND stage. The Company may also provide strategic consultation to Daiichi Sankyo on the development of both AAV-based gene therapy products and other products for rare diseases.

Under the terms of the License Agreement, Daiichi Sankyo made an upfront payment of $125.0 million and an additional $25.0 million payment upon completion of the technology transfer of the Pinnacle PCL Platform and HEK293 platform. Daiichi Sankyo reimbursed the Company for all costs associated with the transfer of the manufacturing technology and will pay single-digit royalties on net sales of products manufactured in either system.

The Company also entered into a Stock Purchase Agreement, or SPA, with Daiichi Sankyo, pursuant to which Daiichi Sankyo purchased 1,243,913 shares of the Company’s common stock in exchange for $75.0 million in cash during the first quarter of 2020. The fair market value of the common stock issued to Daiichi Sankyo was $55.3 million based on the stock price of $44.43 per share on the date of issuance, resulting in a $19.7 million premium on the SPA. Daiichi Sankyo is also subject to a three-year standstill and restrictions on sale of the shares (subject to customary exceptions or release).

In June 2020, the Company executed a subsequent license agreement, or the Sublicense Agreement, with Daiichi Sankyo for transfer of certain technology in consideration for an upfront payment of $8.0 million and annual maintenance fees, milestone payments, and royalties on any net sales of products incorporating the licensed intellectual property.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2022, the Company has determined that the total transaction price of the License Agreement was $183.3 million which was comprised of the $19.7 million premium from the SPA, the $125.0 million upfront payment, the $25.0 million in unconstrained milestone payments, $8.0 million from the Sublicense Agreement, and the $5.6 million estimated reimbursement amount for delivering the license and technology services. Total revenue recognized under the license agreement through December 31, 2022 was $181.9 million.

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services was recognized over an initial period which was completed during the first quarter of 2022.Progress toward complete satisfaction of the individual performance obligation used an input measure. Revenue for know-how and improvements after the completion of technology transfer is recognized on a straight-line basis over the remaining technology transfer period, which ends in March 2023, as it is expected that Daiichi Sankyo will receive and consume the benefits consistently throughout the period. Royalties from commercial sales will be accounted for as revenue upon achievement of such sales, assuming all other revenue recognition criteria are met.

The Company recognized $7.7 million, $85.0 million, and $89.2 million respectively, for the years ended December 31, 2022, 2021, and 2020 in revenue related to this arrangement. As of December 31, 2022 and 2021, the Company had recorded contract liabilities of $1.5 million and $9.1 million and an accounts receivable related to the above agreements of nil and $0.1 million, respectively.

Mereo

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo BioPharma 3, or Mereo, to collaborate on the development of setrusumab. Under the terms of the agreement, the Company will lead future global development of setrusumab in both pediatric and adult patients with OI. The Company was granted an exclusive license to develop and commercialize setrusumab in the U.S., Turkey, and the rest of the world, excluding the EEA, U.K., and Switzerland, or the Mereo territory, where Mereo retains commercial rights. Each party will be responsible for post-marketing commitments and commercial supply in their respective territories.

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

Regeneron

In January 2022, the Company announced a collaboration with Regeneron Pharmaceuticals, or Regeneron, to commercialize Evkeeza for HoFH outside of the U.S. Evkeeza is approved in the U.S., where it is marketed by Regeneron, and in the EU and U.K. as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol-lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company is obligated to pay up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. The Company may share in certain costs for global trials led by Regeneron and also received the right to opt into other potential indications, including a right to negotiate a separate agreement with Regeneron to collaborate on the Regeneron’s investigational antibody for the treatment of fibrodysplasia ossificans progressiva, or FOP, which expired in July 2022.

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company would be the principal in future sale transactions with the customer, the Company will recognize product sales and cost of sales in the period the related sales occur and the related revenue recognition criteria are met.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Under the collaboration agreement, Regeneron will supply the product and will charge the Company a transfer price from the low 20% range up to 40% on net sales, which will be recognized as cost of sales in the Company’s Statement of Operations.

Upon the closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. As the upfront payment was related to the Company’s usage of intellectual property related to Evkeeza for HoFH, the upfront payment was recorded as an intangible asset, which is amortized over its useful life of 10.5 years.

The Company recorded costs of sales of $2.9 million, for the year ended December 31, 2022, related to the amortization of the intangible asset. Further, the Company reimbursed Regeneron for certain costs of $7.3 million that was recorded as research and development expense for the year ended December 31, 2022. No sales of Evkeeza were recorded for the year ended December 31, 2022.

Abeona

In May 2022, the Company announced an exclusive License Agreement for the AAV gene therapy for UX111 with Abeona for the treatment of MPS IIIA. Under the terms of the agreement, the Company assumed responsibility for the UX111 program and in return, Abeona is eligible to receive tiered royalties of up to 10% on net sales and commercial milestone payments of up to $30.0 million following regulatory approval of the product. Additionally, the Company entered into an Assignment and Assumption Agreement with Abeona to transfer and assign to the Company the exclusive license agreement between Nationwide Children’s Hospital, or NCH, and Abeona for certain rights related to UX111. Under this agreement, NCH is eligible to receive from the Company up to $1.0 million in development and regulatory milestones as well as royalties in the low single-digits of net sales.

The Company is obligated to pay Abeona certain prior development costs and other transition costs related to UX111. Prior to product regulatory approval, all consideration paid to Abeona represents rights to potential future benefits associated with Abeona’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, the value of the acquired intellectual property rights and clinical inventory as well as prior development costs and transition costs of $3.1 million were recorded as research and development expense for the year ended December 31, 2022.

Solid Biosciences, Inc.

In October 2020, the Company entered into a strategic Collaboration and License Agreement with Solid Biosciences Inc., or Solid, and received an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne muscular dystrophy and other diseases resulting from lack of functional dystrophin, including Becker muscular dystrophy. The Company is collaborating to develop products that combine Solid’s differentiated microdystrophin construct, the Company’s Pinnacle PCL Platform, and the Company’s AAV8 variants. Solid is providing development support and was granted an exclusive option to co-invest in products the Company develops for profit-share participation in certain territories. On a product-by-product basis, the Company is obligated to make development milestone payments of up to $25.0 million, regulatory milestone payments of up to $65.0 million, and commercial milestone payments of up to $165.0 million, if such milestones are achieved, as well as royalties on any net sales of products incorporating the licensed intellectual property that range from a low to mid-double-digit percentage. The royalty rate changes to mid- to high double-digit percentage if Solid decides to co-invest in the product.

The Company also entered into a Stock Purchase Agreement and the Investor Agreement with Solid, pursuant to which, the Company purchased 7,825,797 shares of Solid’s common stock for an aggregate purchase price of $40.0 million. In October 2022, Solid announced a 1 for 15 reverse stock split. After the split, the Company holds 521,719 shares in Solid. The Company’s investment in Solid is being accounted at fair value, as the fair value is readily determinable. The Company recorded the common stock investment at $26.8 million on the transaction date, which was based on the quoted market price on the closing date.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The changes in the fair value of the Company’s investment in Solid’s common stock were as follows (in thousands):

Solid Common Stock
December 31, 2020	$59,320
Change in fair value	(45,625)
December 31, 2021	13,695
Change in fair value	(10,888)
December 31, 2022	$2,807

9.
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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$11,775	$11,209	$10,164
Variable lease expense	4,785	4,142	3,298
Financing:
Amortization	343	310	158
Interest expense	37	58	40
Total	$16,940	$15,719	$13,660

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2022, 2021, and 2020 was $13.1 million, $11.8 million, and $10.3 million, respectively, and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2022:

Year Ending December 31,	Operating	Financing	Total
2023	$13,244	$187	$13,431
2024	11,372	—	11,372
2025	6,530	—	6,530
2026	2,964	—	2,964
2027	446	—	446
Thereafter	376	—	376
Total future lease payments	34,932	187	35,119
Less: Amount representing interest	(3,522)	(4)	(3,526)
Present value of future lease payments	31,410	183	31,593
Less: Lease liabilities, current	(11,596)	(183)	(11,779)
Lease liabilities, non-current	$19,814	$—	$19,814

The table above excludes $23.4 million of legally binding minimum lease payments for a lease that was executed during the year ended December 31, 2022, but whose term had not commenced. The Company is also obligated to pay $9.9 million of fit-out costs related to this lease.

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. For the years ended December 31, 2022 and 2021, the weighted-average remaining operating lease terms were 3.01 years and 3.84 years, respectively, the weighted-average remaining financing lease terms were 2.81 years and 3.88 years, respectively, the weighted-average discount rates used to determine the lease liability for operating leases were 6.72% and 6.64%, respectively, and the weighted-average discount rates used to determine the lease liability for finance leases were 5.13% and 5.44% respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

10.
Liabilities for Sales of Future Royalties

In December 2019, the Company entered into a Royalty Purchase Agreement with RPI. Pursuant to the agreement, RPI paid $320.0 million to the Company in consideration for the right to receive royalty payments effective January 1, 2020, arising from the net sales of Crysvita in the EU, the U.K., and Switzerland under the terms of the Company’s Collaboration and License Agreement with KKC dated August 29, 2013, as amended, or the KKC Collaboration Agreement. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, or when aggregate royalty payments received by RPI are equal to $800.0 million.

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangements.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rate was approximately 9.3% and 8.4%, for RPI and OMERS, respectively, as of December 31, 2022.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable territories, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, delays or disruptions related to the COVID-19 pandemic, macroeconomic and inflationary pressures, the introduction of competing products, pricing for reimbursement in various territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars, or USD, while significant portions of the underlying sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from sales of Crysvita, all of which would result in a reduction of non-cash royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in the relevant territories are more than expected, the non-cash royalty revenue and the non-cash interest expense recorded by the Company would be greater over the term of the arrangements.

The following table shows the activity within the liability account (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2020	$335,665	$—	$335,665
Non-cash collaboration royalty revenue	(17,951)	—	(17,951)
Non-cash interest expense	34,072	—	34,072
December 31, 2021	351,786	—	351,786
Net proceeds from sale of future royalties	—	490,950	490,950
Non-cash collaboration royalty revenue	(21,692)	—	(21,692)
Non-cash interest expense	35,095	19,300	54,395
December 31, 2022	$365,189	$510,250	$875,439
11.
Equity

At-the-Market Offerings

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Jefferies. As of December 31, 2022, the Company has sold 1,050,372 shares under the arrangement resulting in net proceeds of approximately $78.9 million. No shares were sold under the arrangement for the year ended December 31, 2022.

Underwritten Public Offering

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

12.
Stock-Based Awards

Equity Plan Awards

In 2011, the Company adopted the 2011 Equity Incentive Plan, or the 2011 Plan. The 2011 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the board of directors. In 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan. The 2014 Plan had 2,250,000 shares of common stock available for future issuance at the time of its inception, which included 655,038 shares available under the 2011 Plan, which were transferred to the 2014 Plan upon adoption. No further grants subsequent to the IPO were made under the 2011 Plan. The 2014 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. In February 2021, the Company adopted the Employment Inducement Plan, or the Inducement Plan, with a maximum of 500,000 shares available for grant under the Inducement Plan. Under the terms of the 2014 Plan and Inducement Plan, awards may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for awards must be at least 110% of fair market of the common stock on the grant date, as determined by the board of directors. The term of an award granted under the 2014 Plan and Inducement Plan may not exceed ten years. Typically, the vesting schedule for option grants to the employees provides that 1/4 of the grant vests upon the first anniversary of the date of grant, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. Typically, the vesting schedule for RSU grants provides that 1/4 of the grant vests upon the annual anniversary of the date of grant over the period of four years.

As of December 31, 2022, an aggregate of 14,211,103 shares of common stock have been authorized for issuance under the 2011 Plan, the 2014 Plan, and the Inducement Plan.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2021	6,198,205	$75.96	6.81	$112,242
Options granted	2,293,950	64.88
Options exercised	(130,865)	47.70
Options cancelled	(587,923)	84.06
Outstanding — December 31, 2022	7,773,367	$72.56	6.60	$8,476
Vested and exercisable — December 31, 2022	4,577,580	$70.89	5.14	$7,658
Vested and expected to vest — December 31, 2022	7,471,015	$72.50	6.51	$8,371

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $2.6 million, $38.3 million, and $56.9 million, respectively. Cash received from the exercise of options was $6.2 million, $36.6 million, and $88.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The weighted-average estimated fair value of stock options granted was $34.77, $70.84, and $35.22 per share of the Company’s common stock during the years ended December 31, 2022, 2021, and 2020, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2022, 2021, and 2020 was $58.7 million, $48.1 million, and $45.4 million, respectively.

Performance Stock Options

The following table summarizes activity under the Company’s Performance Stock Option, or PSO, plans and related information:

	PSOs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2021	—	$—	—	$—
PSOs granted	1,827,449	67.37
PSOs cancelled	(202,850)	67.37
Outstanding — December 31, 2022	1,624,599	$67.37	4.14	$—
Vested and exercisable — December 31, 2022	-	$—	—	$—
Vested and expected to vest — December 31, 2022	1,081,597	$67.37	4.14	$—

During the year ended December 31, 2022, PSOs were granted to certain nonexecutive employees. PSOs are subject to vest only if specified operational milestones are achieved and the employees’ continued service with the Company. The Company uses the Black-Scholes method to calculate the fair value at the grant date and is recognizing stock-based compensation expense for the PSOs that are expected to vest. Stock-based compensation for PSOs is recognized over the service period, beginning in the period the Company determines it is probable that a milestone will be achieved. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of December 31, 2022, certain operational milestones were deemed probable of achievement. The aggregate intrinsic values of PSOs outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the PSOs and the fair value of the Company’s common stock. No PSOs vested or were exercised during the year ended December 31, 2022. The weighted-average estimated fair value of PSOs granted was $28.76 during the year ended December 31, 2022.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units, or RSU, plans and related information:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2021	1,672,625	$87.48
RSUs granted	1,347,125	63.22
RSUs vested	(591,837)	79.59
RSUs cancelled	(298,760)	81.84
Unvested — December 31, 2022	2,129,153	$75.11

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total grant date fair value of the RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $47.1 million, $35.5 million, and $27.2 million, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $37.8 million, $69.9 million, and $29.5 million, respectively.

Performance Stock Units

The following table summarizes activity under the Company’s Performance Stock Units, or PSUs, from the 2014 Plan and related information:

	PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2021	93,892	$123.46
PSUs granted	166,730	75.90
PSUs vested	(28,990)	56.08
PSUs cancelled	(22,402)	93.61
Unvested — December 31, 2022	209,230	$98.09

The fair value of the PSUs is determined on the grant date based on the fair value of the Company’s common stock, except for certain PSUs with a market vesting condition, for which fair value is estimated using a Monte Carlo simulation model. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company after achievement of the specified criteria. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria, including both performance conditions and market conditions. As of December 31, 2022, the specified criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. The total grant date fair value of the PSUs vested during the years ended December 31, 2022, 2021, and 2020 was $1.6 million, $9.2 million, and $10.3 million, respectively, with an aggregate intrinsic value of the shares of $2.0 million, $18.9 million and $14.4 million, respectively.

Employee Stock Purchase Plan

In January 2014, the Company adopted the 2014 Employee Stock Purchase Plan, or ESPP, and reserved a total of 600,000 shares of common stock for issuance under the ESPP. The ESPP provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2022, the Company issued 112,974 shares of common stock under the ESPP. As of December 31, 2022, an aggregate of 4,585,921 shares of common stock have been authorized for future issuance on the ESPP.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$902	$871	$827
Research and development	74,464	59,097	47,949
Selling, general and administrative	55,002	45,011	36,959
Total stock-based compensation expense	$130,368	$104,979	$85,735

Stock-based compensation of $2.2 million, $1.7 million, and $1.2 million was capitalized into inventory for the years ended December 31, 2022, 2021, and 2020, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. As of December 31, 2022, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $229.4 million, which the Company expects to recognize over an estimated weighted-average period of 2.28 years. In determining the estimated fair value of the stock options, PSOs and ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Strike price for options awards and PSOs is equal to the closing market value of our common stock on the date of grant.

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	6.07	6.06	6.20
Expected volatility	56%	60%	61%
Risk-free interest rate	2.0%	1.0%	0.8%
Expected dividend rate	0.0%	0.0%	0.0%

The fair value of PSOs granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2022
Expected term (years)	3.60
Expected volatility	57%
Risk-free interest rate	1.5%
Expected dividend rate	0.0%
13.
Defined Contribution Plan

The Company sponsors a retirement plan in which substantially all of its full-time employees in the U.S. and certain other foreign countries are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company recorded $9.0 million, $5.5 million, and $4.3 million as expense related to the plan for the years ended December 31, 2022, 2021, and 2020, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

14.
Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$703,411	$455,314	$189,449
Foreign	(1,686)	(2,333)	(4,090)
Total loss before income taxes	$701,725	$452,981	$185,359

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current provision for income taxes:
Federal	$—	$—	$—
State	6,062	(14)	15
International	1,274	1,058	1,192
Total current tax provision	7,336	1,044	1,207
Deferred tax provision:
Federal	—	—	—
State	(1,640)	—	—
International	—	—	—
Total deferred tax provision	(1,640)	—	—
Total provision for income taxes	$5,696	$1,044	$1,207

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures and the significant taxable income generated as a result of our sale of royalties in July 2022, the Company has recorded current state income tax expense of $6.1 million for the year ended December 31, 2022. The current income tax provision is primarily for state taxes the Company anticipates paying as a result of statutory limitations on the Company's ability to offset expected taxable income with net operating loss carry forwards in certain states.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.4)	—	—
Federal tax credits	5.9	7.2	13.7
Other	(0.1)	0.5	(0.5)
Premium on equity issuance	—	—	2.2
Nondeductible permanent items	(0.6)	(0.8)	(0.9)
Stock-based compensation	(1.2)	1.3	0.9
Uncertain tax positions	(1.2)	(1.4)	(2.7)
Change in valuation allowance	(24.0)	(27.9)	(33.9)
Foreign rate differential	(0.2)	(0.1)	(0.5)
Provision for income taxes	(0.8)%	(0.2)%	(0.7)%

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Loss carryforwards	$231,835	$306,119
Tax credits	260,546	218,131
Stock options	39,784	33,564
Accruals and reserves	27,029	25,735
Fixed assets and intangibles	39,233	18,263
Liabilities for sales of future royalties	214,900	90,826
Basis difference in equity investments	8,971	3,912
Capitalized research and development costs	75,335	—
Other	3,028	13,060
Gross deferred tax assets	900,661	709,610
Valuation allowance	(894,518)	(700,669)
Total deferred tax assets	6,143	8,941
Deferred tax liabilities:
In-process research and development	(31,667)	(33,306)
Right-of-use lease assets	(6,143)	(8,941)
Gross deferred tax liabilities	(37,810)	(42,247)
Net deferred tax liabilities	$(31,667)	$(33,306)

As of December 31, 2022 and 2021, the Company had approximately $756.6 million and $1,085.4 million, respectively, of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031. As of December 31, 2022 and 2021, the Company had approximately $710.0 million and $777.0 million, respectively, of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031.

As of December 31, 2022 and 2021, the Company had federal research tax credit carryforwards of approximately $32.6 million and $22.9 million, respectively, available to reduce future tax liabilities that will begin to expire in 2030. As of December 31, 2022 and 2021, the Company had state research credit carryforwards of $59.9 million and $44.6 million, respectively, available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2022 and 2021, the Company had federal Orphan Drug Credits of $239.3 million and $208.1 million, respectively, available to reduce future tax liabilities that will begin to expire in 2031.

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

The valuation allowance increased by $193.8 million and $139.5 million during the years ended December 31, 2022 and 2021, respectively.

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$55,360	$46,662	$39,954
Additions based on tax positions related to current year	11,316	8,542	6,950
Additions for tax positions of prior years	377	356	382
Reductions for tax positions of prior years	(259)	(200)	(624)
Balance at end of year	$66,794	$55,360	$46,662

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2022, 2021, and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next year.

It is the Company’s intention to reinvest the earnings of its non-U.S. subsidiaries in their operations. As of December 31, 2022, the Company had not made a provision for any incremental foreign withholding taxes on approximately $10.9 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount of withholding taxes.

The Company files income tax returns in the U.S. federal, forty state tax jurisdictions, and ten foreign countries. The federal and state income tax returns from inception to December 31, 2022 remain subject to examination.

15.
Commitments and Contingencies

The Company has various manufacturing, construction, clinical, research, and other contracts with vendors in the conduct of the normal course of its business. Other than as noted below, contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received at the time the termination became effective.

Manufacturing and service contract obligations primarily relate to the manufacture of inventory for our approved products, the majority of which are due in the next 12 months.

As of December 31, 2022, the aggregate payments under contractually-binding manufacturing and service agreements are as follows (in thousands):

	Year Ended December 31,
	2023	2024	2025	Total
Manufacturing and Services	$22,892	$4,467	$1,597	$28,956

The terms of certain of the Company’s licenses, royalties, development and collaboration agreements, as well as other research and development activities, require the Company to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in “Note 8. License and Research Agreements.”

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

16.
Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two of the Company’s board members, including the Company’s Chief Executive Officer, are also board members of the foundation, whereby a $1.0 million contribution will be paid out to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded $0.3 million as research and development expense for this agreement for the year ended December 31, 2022.

17.
Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2022, 2021, and 2020 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(707,421)	$(454,025)	$(186,566)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	69,914,225	67,795,540	60,845,550
Net loss per share, basic and diluted	$(10.12)	$(6.70)	$(3.07)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock, RSUs, and PSUs	11,290,935	8,214,063	8,532,236
Employee stock purchase plan	7,581	3,511	2,626
Common stock warrants	—	—	29,449
	11,298,516	8,217,574	8,564,311

18.
Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Cumulative foreign currency translation adjustment	$(845)	$(121)
Unrealized loss on securities available-for-sale	(5,728)	(1,283)
Total accumulated other comprehensive loss	$(6,573)	$(1,404)