Form 10-Q
period 2023-03-31
Ultragenyx Pharmaceutical Inc.
filed 2023-05-05
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 70,814,462 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q , or the Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
stagnating or worsening business and economic conditions and increasing geopolitical instability, including inflationary pressures, general economic slowdown or a recession, rising interest rates, foreign exchange rate volatility, financial institution instability, and changes in monetary policy; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

This Quarterly Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained such industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$85,768	$132,944
Marketable debt securities	543,586	614,818
Accounts receivable, net	42,991	40,445
Inventory	26,616	26,766
Prepaid expenses and other current assets	67,375	68,926
Total current assets	766,336	883,899
Property, plant, and equipment, net	277,873	259,726
Equity investments	5,197	5,531
Marketable debt securities	85,213	148,970
Right-of-use assets	22,949	25,961
Intangible assets, net	159,171	160,105
Goodwill	44,406	44,406
Other assets	22,259	16,846
Total assets	$1,383,404	$1,545,444
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,981	$43,274
Accrued liabilities	144,404	204,678
Contract liabilities	—	1,479
Lease liabilities	11,261	11,779
Liabilities for sales of future royalties	3,533	—
Total current liabilities	218,179	261,210
Lease liabilities	17,340	19,814
Deferred tax liabilities	31,667	31,667
Liabilities for sales of future royalties	886,480	875,439
Other liabilities	9,257	4,820
Total liabilities	1,162,923	1,192,950
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock — 250,000,000 shares authorized; 70,660,249 and 70,197,297 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	71	70
Treasury stock, at cost, 7,812 and nil shares held as of March 31, 2023 and December 31, 2022, respectively	(356)	—
Deferred compensation obligation	356	—
Additional paid-in capital	3,169,371	3,140,019
Accumulated other comprehensive loss	(3,967)	(6,573)
Accumulated deficit	(2,944,994)	(2,781,022)
Total stockholders’ equity	220,481	352,494
Total liabilities and stockholders’ equity	$1,383,404	$1,545,444

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Collaboration and license	$51,385	$48,413
Product sales	44,229	26,684
Royalty revenue	4,882	4,838
Total revenues	100,496	79,935
Operating expenses:
Cost of sales	12,257	6,100
Research and development	165,698	143,155
Selling, general and administrative	76,646	67,312
Total operating expenses	254,601	216,567
Loss from operations	(154,105)	(136,632)
Interest income	6,290	494
Change in fair value of equity investments	(334)	(9,329)
Non-cash interest expense on liabilities for sales of future royalties	(15,636)	(6,584)
Other income	308	289
Loss before income taxes	(163,477)	(151,762)
Provision for income taxes	(495)	(558)
Net loss	$(163,972)	$(152,320)
Net loss per share, basic and diluted	$(2.33)	$(2.19)
Weighted-average shares used in computing net loss per share, basic and diluted	70,368,478	69,516,668

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(163,972)	$(152,320)
Other comprehensive income (loss):
Foreign currency translation adjustments	144	(60)
Unrealized gain (loss) on available-for-sale securities	2,462	(5,090)
Other comprehensive loss:	2,606	(5,150)
Total comprehensive loss	$(161,366)	$(157,470)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$—	$—	$352,494
Stock-based compensation	—	—	30,103	—	—	—	—	30,103
Issuance of common stock under equity plan awards, net of tax	462,952	1	(751)	—	—	—	—	(750)
Deferred compensation	—	—	—	—	—	(356)	356	—
Other comprehensive income	—	—	—	2,606	—	—	—	2,606
Net loss	—	—	—	—	(163,972)	—	—	(163,972)
Balance as of March 31, 2023	70,660,249	$71	$3,169,371	$(3,967)	$(2,944,994)	$(356)	$356	$220,481

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$—	$—	$922,561
Stock-based compensation	—	—	29,578	—	—	—	—	29,578
Issuance of common stock under equity plan awards, net of tax	451,942	1	1,754	—	—	—	—	1,755
Other comprehensive loss	—	—	—	(5,150)	—	—	—	(5,150)
Net loss	—	—	—	—	(152,320)	—	—	(152,320)
Balance as of March 31, 2022	69,796,940	$70	$3,028,829	$(6,554)	$(2,225,921)	$—	$—	$796,424

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(163,972)	$(152,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	31,952	29,396
Amortization of (discount) premium on marketable debt securities, net	(2,994)	1,894
Depreciation and amortization	5,236	4,088
Change in fair value of equity investments	334	9,329
Non-cash royalty revenue	(4,882)	(4,838)
Non-cash interest expense on liabilities for sales of future royalties	15,636	6,584
Other	187	35
Changes in operating assets and liabilities:
Accounts receivable	(2,508)	33
Inventory	150	(1,475)
Prepaid expenses and other assets	(519)	9,126
Accounts payable, accrued, and other liabilities	(34,008)	(16,164)
Contract liabilities	(1,479)	(3,209)
Net cash used in operating activities	(156,867)	(117,521)
Investing activities:
Purchase of property, plant, and equipment	(25,034)	(32,184)
Purchase of marketable debt securities	(62,024)	(203,710)
Proceeds from sale of marketable debt securities	10,715	39,422
Proceeds from maturities of marketable debt securities	191,598	188,990
Payment for intangible asset	—	(30,000)
Other	(3,951)	120
Net cash provided by (used in) investing activities	111,304	(37,362)
Financing activities:
Proceeds from the issuance of common stock under equity plan awards, net of tax	(750)	1,755
Other	28	(143)
Net cash (used in) provided by financing activities	(722)	1,612
Effect of exchange rate changes on cash	211	(108)
Net decrease in cash, cash equivalents and restricted cash	(46,074)	(153,379)
Cash, cash equivalents and restricted cash at beginning of period	137,601	309,585
Cash, cash equivalents and restricted cash at end of period	$91,527	$156,206

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$—	$132
Stock-based compensation capitalized into ending inventory	$2,276	$1,581
Costs of PP&E included in AP, accrued, and other liabilities	$9,137	$24,782
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$3,820	$2,101

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

Evkeeza® (evinacumab) is approved in the U.S. and the European Economic Area, or EEA, for the treatment of homozygous familial hypercholesterolemia, or HoFH. The Company has exclusive rights to commercialize Evkeeza® (evinacumab) outside of the U.S.

In addition to the approved products, the Company has the following ongoing clinical development programs:

•
UX111 (formerly ABO-102) is an AAV9 gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A, or MPS IIIA, a rare lysosomal storage disease;
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
•
GTX-102 is an antisense oligonucleotide, or ASO, for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene;
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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Management recognizes that the Company will likely need to raise additional capital to fully implement its business plans. Through March 31, 2023, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations.

The Company expects it will need to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 17, 2023, or Annual Report, with the United States Securities and Exchange Commission, or the SEC.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	March 31,
	2023	2022
Cash and cash equivalents	$85,768	$153,988
Restricted cash included in prepaid expenses and other current assets	1,964	217
Restricted cash included in other assets	3,795	2,001
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$91,527	$156,206

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities for the three months ended March 31, 2023 and 2022.

Revenue Recognition

Collaboration and License Revenue

The Company has certain license and collaboration agreements that are within the scope of Accounting Standards Codification, or ASC, 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Note 8 Liabilities for Sales of Future Royalties”. The Company records the royalty revenue from the net sales of Crysvita in the applicable territories on a prospective basis as non-cash royalty revenue in the Condensed Consolidated Statements of Operations over the term of the applicable arrangement.

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

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan whereby certain employees and members of the board of directors are able to defer certain equity awards and other compensation. Amounts deferred are invested into various mutual funds. The plan complies with the provisions of Section 409A of the Internal Revenue Code. All of the various mutual funds held in the plan are classified as trading securities and recorded at fair value in other non-current assets in the Condensed Consolidated Balance Sheets with changes in fair value recognized as earnings in the period they occur. The corresponding liability for the plan is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain equity awards deferred under the plan are required to be settled through the issuance of Company stock. These awards are recorded as treasury stock and deferred compensation obligation within stockholders’ equity.

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

The Company determines the fair value of its equity investment in Solid Biosciences Inc., or Solid, by using the quoted market prices, which are Level 1 fair value measurements.

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$51,187	$—	$—	$51,187
Certificate of deposits and time deposits	—	13,848	—	13,848
Corporate bonds	—	312,654	—	312,654
Commercial paper	—	161,958	—	161,958
Asset-backed securities	—	11,718	—	11,718
U.S. Government Treasury and agency securities	15,706	112,941	—	128,647
Debt securities in government-sponsored entities	—	9,973	—	9,973
Investment in Solid common stock	2,473	—	—	2,473
Other	—	8,546	—	8,546
Total	$69,366	$631,638	$—	$701,004

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposits and time deposits	—	25,972	—	25,972
Corporate bonds	—	427,598	—	427,598
Commercial paper	—	135,393	—	135,393
Asset-backed securities	—	11,980	—	11,980
U.S. Government Treasury and agency securities	27,645	129,345	—	156,990
Debt securities in government-sponsored entities	—	15,855	—	15,855
Investment in Solid common stock	2,807	—	—	2,807
Other	—	4,575	—	4,575
Total	$133,299	$750,718	$—	$884,017

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and investments classified as available-for-sale securities consisted of the following (in thousands):

	March 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$51,187	$—	$—	$51,187
Certificates of deposit and time deposits	13,848	—	—	13,848
Corporate bonds	315,735	140	(3,221)	312,654
Commercial paper	161,958	—	—	161,958
Asset-backed securities	11,774	—	(56)	11,718
U.S. Government Treasury and agency securities	128,749	583	(685)	128,647
Debt securities in government-sponsored entities	10,000	—	(27)	9,973
Total	$693,251	$723	$(3,989)	$689,985

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposit and time deposits	25,972	—	—	25,972
Corporate bonds	432,211	87	(4,700)	427,598
Commercial paper	135,393	—	—	135,393
Asset-backed securities	12,002	—	(22)	11,980
U.S. Government Treasury and agency securities	157,933	320	(1,263)	156,990
Debt securities in government-sponsored entities	16,005	—	(150)	15,855
Total	$882,363	$407	$(6,135)	$876,635

At March 31, 2023, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. For investments with unrealized losses, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Work-in-process	$15,091	$17,486
Finished goods	11,525	9,280
Total inventory	$26,616	$26,766

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research, clinical study, and manufacturing expenses	$42,725	$73,558
Payroll and related expenses	55,796	78,938
Other	45,883	52,182
Total accrued liabilities	$144,404	$204,678

5. Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$49,906	$45,164
Daiichi Sankyo	1,479	3,249
Total collaboration and license revenue	51,385	48,413
Product sales:
Crysvita	21,234	9,394
Mepsevii	8,480	4,861
Dojolvi	14,303	12,429
Evkeeza	212	—
Total product sales	44,229	26,684
Crysvita royalty revenue	4,882	4,838
Total revenues	$100,496	$79,935

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended
	March 31,
	2023	2022
North America	$67,132	$61,917
Latin America	22,799	9,791
Europe	9,387	8,227
Japan	1,178	—
Total revenues	$100,496	$79,935

The following table presents changes in the contract liabilities (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance of contract liabilities at beginning of period	$1,479	$9,076
Additions	—	40
Deductions	(1,479)	(3,249)
Balance of contract liabilities at end of period, net	$—	$5,867

See Note 7 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 40% and 68% of the total accounts receivable balance as of March 31, 2023 and December 31, 2022, respectively. The accounts receivable balance from a different customer accounted for 26% and nil of the total accounts receivable balance as of March 31, 2023 and December 31, 2022, respectively.

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

7. License and Research Agreements

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

Development Activities

In the field of orphan diseases, and except for ongoing studies being conducted by KKC, the Company is the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date. The Company shared the costs for development activities in the profit-share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which was the transition date for the profit-share territory, KKC became the lead party and is responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC.

The collaboration and license agreements are within the scope of ASC 808, which provides guidance on the presentation and disclosure of collaborative arrangements.

Collaboration Revenue Related to Sales in the Profit-share Territory

The Company and KKC shared commercial responsibilities and profits in the profit-share territory until April 2023. Under the collaboration agreement, KKC manufactures and supplies Crysvita for commercial use in the profit-share territory and charges the Company a transfer price of 30% of net sales. The transfer price on these sales was 35% prior to December 31, 2022. The remaining profit or loss after supply costs from commercializing products in the profit-share territory was shared between the Company and KKC on a 50/50 basis until April 2023. In April 2023, commercialization responsibilities for Crysvita in the profit-share territory transitioned to KKC and KKC assumed responsibility for the commercialization of Crysvita in the territory at and after April 2023. Thereafter, the Company is entitled to receive a tiered double-digit revenue share from the mid-20% range up to a maximum rate of 30%.

In September 2022, the Company entered into an amendment to the collaboration agreement which clarified the scope of increased participation by KKC in support of the Company’s commercial activities prior to April 2023 and granted the Company the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, the Company will continue to support commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, the Company’s rights to promote Crysvita in the U.S. will be limited to medical geneticists and the Company will solely bear its expenses related to the promotion of Crysvita in the profit-share territory.

As KKC is the principal in the sale transaction with the customer, the Company recognizes a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurs. The Company concluded that its portion of KKC’s sales in the profit-share territory prior to April 2023 was analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty. Starting in April 2023, the Company began to record the royalty revenue as the underlying sales occur.

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023, as further described in Note 8.

Royalty Revenue Related to Sales in the European Territory

KKC has the commercial responsibility for Crysvita in the European territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European territory to Royalty Pharma, effective January 1, 2020, as further described in “Note 8. Liabilities for Sales of Future Royalties.” Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European territory, which was recognized as the underlying sales occur. The Company records this revenue as royalty revenue.

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

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in Latin American territories and charges the Company a transfer price of 30% of net sales. The transfer price on these sales was 35% prior to December 31, 2022. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue in profit-share territory	$49,906	$45,164
Product revenue	21,234	9,394
Non-cash royalty revenue in European territory	4,882	4,838
Total Crysvita revenue	$76,022	$59,396

Cost Sharing Payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,272	$4,619
Selling, general and administrative	9,080	9,196
Total	$11,352	$13,815

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $17.4 million and $27.5 million from profit-share revenue and royalties and other receivables recorded in prepaid expenses and other current assets of $12.7 million and $6.4 million and accrued liabilities of $6.9 million and $3.1 million from commercial and development activity reimbursements, as of March 31, 2023 and December 31, 2022, respectively.

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

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services was recognized over an initial period which was completed during the first quarter of 2022, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer was recognized on a straight-line basis over the remaining technology transfer period, which ended in March 2023, as it was expected that Daiichi Sankyo would receive and consume the benefits consistently throughout the period. The license agreement and the sublicense agreement were terminated following the conclusion of the technology transfer period. Total revenue recognized under the license agreement through March 31, 2023 was $183.3 million.

The Company recognized $1.5 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively, in revenue related to this arrangement. The Company recorded nil and $1.5 million of contract liabilities as of March 31, 2023 and December 31, 2022, respectively.

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

Regeneron

In January 2022, the Company announced a collaboration with Regeneron Pharmaceuticals, or Regeneron, to commercialize Evkeeza for HoFH outside of the U.S. Evkeeza is approved in the U.S., where it is marketed by Regeneron, and in the EU and U.K. as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol-lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company is obligated to pay up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. The Company may share in certain costs for global trials led by Regeneron and also received the right to opt into other potential indications.

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company would be the principal in future sale transactions with the customer, the Company will recognize product sales and cost of sales in the period the related sales occur and the related revenue recognition criteria are met. Under the collaboration agreement, Regeneron supplies the product and charges the Company a transfer price from the low 20%

range up to 40% on net sales, which is recognized as cost of sales in the Company’s Condensed Consolidated Statement of Operations.

Upon the closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. As the upfront payment was related to the Company’s usage of intellectual property related to Evkeeza for HoFH, the upfront payment was recorded as an intangible asset, which is amortized over its useful life of 10.5 years.

The Company recorded costs of goods sold of $0.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, of which $0.7 million and $0.7 million, respectively related to the amortization of the intangible asset. Further, the Company reimbursed Regeneron for certain research and development costs of $3.2 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

Abeona

In May 2022, the Company announced an exclusive license agreement for the AAV gene therapy for UX111 with Abeona Therapeutics, Inc., or Abeona, for the treatment of MPS IIIA. Under the terms of the agreement, the Company assumed responsibility for the UX111 program and in return, Abeona is eligible to receive tiered royalties of up to 10% on net sales and commercial milestone payments of up to $30.0 million following regulatory approval of the product. Additionally, the Company entered into an Assignment and Assumption Agreement with Abeona to transfer and assign to the Company the exclusive license agreement between Nationwide Children’s Hospital, or NCH, and Abeona for certain rights related to UX111. Under the NCH agreement, NCH is eligible to receive from the Company up to $1.0 million in development and regulatory milestones as well as royalties in the low single-digits of net sales.

The Company is obligated to pay Abeona certain prior development costs and other transition costs related to UX111. Prior to product regulatory approval, all consideration paid to Abeona represents rights to potential future benefits associated with Abeona’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three months ended March 31, 2023 as compared to those disclosed in "Note 8 License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

As described in the Annual Report, in connection with the Company’s collaborations with Solid and Arcturus Therapeutics Holdings, Inc., or Arcturus, the Company previously held certain equity interests in each entity. As of December 31, 2022, the Company held no shares of Arcturus common stock. The changes in the fair value of the Company’s equity investments in the common stock of Solid and Arcturus were as follows (in thousands):

Common stock
As of December 31, 2021	$32,200
Change in fair value	(19,299)
Sale of shares	(10,094)
December 31, 2022	2,807
Change in fair value	(334)
March 31, 2023	$2,473

8. Liabilities for Sales of Future Royalties

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

In July 2022, the Company entered into a Royalty Purchase Agreement with OMERS. Pursuant to the agreement, OMERS paid $500.0 million to the Company in consideration for the right to receive 30% of the future royalty payments due to the Company from KKC based on net sales of Crysvita in the U.S. and Canada under the terms of the KKC Collaboration Agreement. The calculation of royalty payments to OMERS is based on net sales of Crysvita beginning in April 2023 and will expire upon the earlier of the date on which aggregate payments received by OMERS equals $725.0 million or the date the final royalty payment is made to the Company under the KKC Collaboration Agreement.

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to March 31, 2023 have been $57.5 million and nil, respectively.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rate was approximately 9.3% and 8.4%, for RPI and OMERS, respectively, as of March 31, 2023.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable territories, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, macroeconomic and inflationary pressures, the introduction of competing products, pricing for reimbursement in various territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars, or USD, while significant portions of the underlying sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from sales of Crysvita, all of which would result in a reduction of non-cash royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in the relevant territories are more than expected, the non-cash royalty revenue and the non-cash interest expense recorded by the Company would be greater over the term of the arrangements.

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2021	$351,786	$—	$351,786
Net proceeds from sale of future royalties	—	490,950	490,950
Royalty revenue	(21,692)	—	(21,692)
Non-cash interest expense	35,095	19,300	54,395
December 31, 2022	365,189	510,250	875,439
Royalty revenue	(4,882)	—	(4,882)
Non-cash interest expense	8,726	10,730	19,456
March 31, 2023	$369,033	$520,980	$890,013

9. Stock-Based Awards

The 2014 Incentive Plan, or the 2014 Plan, provides for automatic annual increases in shares available for grant, beginning on January 1, 2015 through January 1, 2024. As of March 31, 2023, there were 861,763 shares reserved under the 2014 Plan for the future issuance of equity awards, 5,405,257 shares reserved for under the 2014 Employee Stock Purchase Plan, and 247,369 shares reserved for under the Employment Inducement Plan.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$346	$175
Research and development	18,120	16,907
Selling, general and administrative	13,473	12,305
Total stock-based compensation expense	$31,939	$29,387

10. Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding and the weighted average treasury stock for deferred compensation obligations required to be settled in shares of common stock. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock, the weighted average treasury stock for deferred compensation obligations required to be settled in shares of common stock, and potential dilutive securities outstanding during the period.

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock, restricted stock units, and performance stock units	12,825,527	9,363,681
Employee stock purchase plan	97,917	23,276
	12,923,444	9,386,957

11. Equity Transactions

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. As of March 31, 2023, the Company has sold 1,050,372 shares under the arrangement resulting in net proceeds of approximately $78.9 million. No shares were sold under the arrangement for the three months ended March 31, 2023.

12. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Foreign currency translation adjustments	$(701)	$(845)
Unrealized loss on available-for-sale securities	(3,266)	(5,728)
Total accumulated other comprehensive loss	$(3,967)	$(6,573)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes in Item 1 and with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, or “Annual Report”.

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

Our biologic products include the approved therapies Crysvita® (burosumab), Mepsevii® (vestronidase alfa), and Evkeeza® (evinacumab) as well as UX143 in clinical development:

•
Crysvita is an antibody administered via subcutaneous injection that targets fibroblast growth factor 23, or FGF23, developed for the treatment of XLH, a rare, hereditary, progressive, and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. There are approximately 48,000 patients with XLH in the developed world, including approximately 36,000 adults and 12,000 children. Crysvita is the only approved treatment that addresses the underlying cause of XLH. Crysvita is approved in the U.S., certain countries in Latin America, the EU and certain other regions for the treatment of XLH in adult and pediatric patients one year of age and older.

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

•
Mepsevii is an intravenous, or IV, enzyme replacement therapy, developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome, a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the U.S., certain countries in Latin America, the EU and certain other regions for the treatment of children and adults with MPS VII.
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
•
UX143 (setrusumab) is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. Setrusumab is being studied for the treatment of OI, and has received orphan drug designation from the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program, or PRIME, program. UX143 is subject to our collaboration agreement with Mereo, and is the lead clinical asset in our bone endocrinology franchise. There are an estimated 60,000 patients in the developed world affected by OI.

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

Our clinical-stage gene therapy pipeline includes UX111, DTX401, DTX301, and UX701:

•
UX111 (formerly ABO-102) is an adeno-associated virus 9, or AAV9, gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A, or MPS IIIA, a rare lysosomal storage disease with no approved treatment that primarily affects the central nervous system, or CNS. There are approximately 3,000 to 5,000 patients in the developed world affected by Sanfilippo syndrome type A. The UX111 program has received Regenerative Medicine Advanced Therapy, or RMAT, Fast Track, Rare Pediatric Disease, and Orphan Drug designations in the U.S., and PRIME and Orphan Medicinal Product designations in the EU.
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

The following table summarizes our approved products and clinical product candidate pipeline:

Recent Program Updates

Crysvita for the treatment of X-Linked Hypophosphatemia, or XLH, and Tumor Induced Osteomalacia, or TIO

In April 2023, commercialization responsibilities for Crysvita in North America transitioned from us to KKC. Pursuant to the September 2022 amendment to the collaboration agreement between the parties, we will continue to support KKC in their commercialization efforts in the U.S. through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment.

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

In February 2023, we announced that enrollment was completed in the Phase 2 portion of Orbit, a pediatric and young adult Phase 2/3 study. This phase of the study is intended to determine an optimized dose, based on increases in collagen production using serum P1NP levels, and establish an acceptable safety profile. Data from the Phase 2 study is expected to include percent change in serum P1NP, the available three- and six-month lumbar spine bone mineral density, or BMD, and safety information. These data are currently expected in mid-2023 and will be used to determine the Phase 3 dose strategy. Also in mid-2023, we intend to adapt the study into a pivotal Phase 3 study, evaluating fracture reduction over an estimated 15 to 24 months as the primary endpoint, subject to regulatory review.

Separately, we plan to initiate Cosmic, a Phase 2 study of patients under age five with OI in the second quarter of 2023. The primary endpoint is expected to be the annualized rate of fractures.

GTX-102 for the treatment of Angelman Syndrome

As of May 2023, the dose escalation phase of this study has been completed and we recently transitioned to dosing patients in the expansion cohorts in sites outside of the U.S. The study has also expanded geographically with multiple new sites activated in Europe and Australia. Approximately 40 patients will be enrolled across Cohort A (ages four to <eight years) and Cohort B (ages eight to <18 years) that will evaluate the same safety, pharmacokinetic, and efficacy measures as the dose escalating cohorts.

As of the date of this filing, patients from the dose escalation cohorts continue to exhibit encouraging dose and time-dependent clinical activity following longer-term treatment and maintenance dosing. No additional treatment-related serious adverse events or lower extremity weakness adverse events have occurred since our prior update in January 2023. As of this filing, 14 patients have had at least six months of exposure to GTX-102 including nine patients with more than one year of continuous therapy. The next data update is expected in the second half of 2023.

In the U.S., eight patients are continuing to receive GTX-102 at the lower loading and maintenance dose. Discussions with the FDA are ongoing to harmonize the dosing strategy with the ex-U.S. protocol.

DTX401 for the treatment of Glycogen Storage Disease Type Ia, or GSDIA

In May 2023, we announced the last patient had been dosed in the Phase 3 study of DTX401. The Phase 3 study has a 48-week primary efficacy analysis period and enrolled approximately 50 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch while maintaining glucose control. We currently expect to share results from this Phase 3 study in the first half of 2024.

DTX301 for the treatment of Ornithine Transcarbamylase, or OTC, deficiency

We are currently in the process of randomizing and dosing patients in our 64-week Phase 3 study of DTX301. The patients in the study will be randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. We currently plan to enroll approximately 50 patients 12 years of age and older. The co-primary endpoints are the percentage of patients who achieve a response, as measured by discontinuation or reduction in baseline disease management, and the 24-hour plasma ammonia levels.

UX701 for the treatment of Wilson disease

We are currently enrolling and dosing patients in the first stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During this stage, the safety and efficacy of up to three dose levels of UX701 will be evaluated over the course of 52 weeks and a dose will be selected for further evaluation in stage 2. Completion of Stage 1 enrollment is expected in the second half of 2023 with data on safety and potentially initial signs of clinical activity expected in the first half of 2024.

UX053 for the treatment of Glycogen Storage Disease Type III, or GSD III

We have completed dosing in the single ascending dose, or SAD, stage of the Phase 1/2 study of UX053 for the treatment of GSDIII with no safety issues observed. We decided to not enroll patients in the multiple ascending dose cohorts at this time to allow greater focus on our other late-stage and larger indication clinical programs. The data from the SAD cohort are being analyzed and are expected in the second quarter of 2023.

Corporate Update

In March 2023, we announced that Eric Crombez, M.D., had been promoted to the role of Chief Medical Officer and Executive Vice President, effective on May 1, 2023. In this role, Eric is succeeding Camille Bedrosian, M.D., who will remain with the Company in a full-time strategic advisory role.

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

We have incurred net losses in each year since inception. Our net loss was $164.0 million and $152.3 million for the three months ended March 31, 2023 and 2022, respectively. Net loss for the three months ended March 31, 2023 and 2022 included losses of $0.3 million and $9.3 million, respectively, resulting from changes in fair value of our equity investments, and $15.6 million and $6.6 million, respectively, in interest expense on liabilities for sales of future royalties. Substantially all of our remaining net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the three months ended March 31, 2023 our total revenues increased to $100.5 million, compared to $79.9 million for the same period in 2022. The increase was driven by an increase in revenue for our approved products and higher Crysvita collaboration revenue in the profit-share territory, partially offset by a decrease in collaboration and license revenue from the Daiichi Sankyo arrangement.

As of March 31, 2023, we had $714.6 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022:

Revenue (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$49,906	$45,164	$4,742	10%
Daiichi Sankyo	1,479	3,249	(1,770)	-54%
Total collaboration and license revenue	51,385	48,413	2,972	6%
Product sales:
Crysvita	21,234	9,394	11,840	126%
Mepsevii	8,480	4,861	3,619	74%
Dojolvi	14,303	12,429	1,874	15%
Evkeeza	212	—	212	100%
Total product sales	44,229	26,684	17,545	66%
Crysvita royalty revenue	4,882	4,838	44	1%
Total revenues	$100,496	$79,935	$20,561	26%

For the three months ended March 31, 2023, our share of Crysvita collaboration revenue in the profit-share territory increased by $4.7 million, as compared to the same period in 2022. The increase primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy.

For the three months ended March 31, 2023, the collaboration and license revenue from the Daiichi Sankyo arrangement decreased by $1.8 million, as compared to the same period in 2022. The decrease in the three months period ended March 31, 2023 was related to the relative progress toward complete satisfaction of the individual performance obligation using an input measure of the technology transfer period, which was completed as of March 31, 2022.

The increase in product sales of $17.5 million for the three months ended March 31, 2023, compared to the same period in 2022 was primarily due to an increase in demand for Crysvita in Latin America due to an increase in the number of patients on therapy, continued increase in demand for our other approved products, and an increase in sales of our products under our named patient program in certain countries.

Cost of Sales (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Cost of sales	$12,257	$6,100	$6,157	101%

Cost of sales related to our approved products increased by $6.2 million for the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in demand for our approved products.

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

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Commercial programs	$15,847	$13,064	$2,783	21%
Clinical programs:
Gene therapy programs	35,144	40,280	(5,136)	-13%
Nucleic acid and other biologic programs	30,854	20,474	10,380	51%
Translational research	20,424	20,327	97	0%
Infrastructure	19,538	16,384	3,154	19%
Stock-based compensation	18,120	16,907	1,213	7%
Other research and development	25,771	15,719	10,052	64%
Total research and development expenses	$165,698	$143,155	$22,543	16%

Total research and development expenses increased $22.5 million for the three months ended March 31, 2023, compared to the same period in 2022. The change in research and development expenses was primarily due to:

•
for commercial programs, an increase of $2.8 million, primarily related to reimbursement of Regeneron collaboration expenses and increased personnel costs for Evkeeza, partially offset by reduced personnel allocations across other commercial programs;
•
for gene therapy programs, a decrease of $5.1 million, primarily related to decreases in clinical manufacturing expenses for DTX401 and DTX301, partially offset by development costs for the UX111 program acquired from Abeona Therapeutics in May 2022;
•
for nucleic acid and other biologic programs, an increase of $10.4 million, primarily related to the continued clinical progress of the UX143 program and related clinical manufacturing and clinical and other development expenses related to the continued progress of the GTX-102 program acquired from GeneTx Biotherapeutics LLC in July 2022, partially offset by a reduction in headcount and development expense on UX053;
•
for infrastructure, an increase of $3.2 million, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, an increase of $1.2 million, primarily related to an increase in employee headcount; and
•
for other research and development expenses, an increase of $10.1 million, primarily related to increased staffing to support internal manufacturing, increased travel, increased material costs, and increased administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Selling, general and administrative	$76,646	$67,312	$9,334	14%

Selling, general and administrative expenses increased by $9.3 million for the three months ended March 31, 2023, compared to the same period in 2022. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees to support our commercial activities, commercialization costs, and professional services costs.

We expect selling, general and administrative expenses to decrease in the future as we continue to support our approved products and multiple clinical-stage product candidates, with expected decreases in commercial activities due to transition of Crysvita commercial responsibilities to our partner in the profit-share territory.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Interest income	$6,290	$494	$5,796	*
* Not meaningful

Interest income increased by $5.8 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increases in interest rates.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Change in fair value of equity investments	$(334)	$(9,329)	$8,995	-96%

For the three months ended March 31, 2023, we recorded a net decrease in the fair value of our equity investments of $0.3 million related to our equity investment in Solid.

For the three months ended March 31, 2022, we recorded a net decrease in the fair value of our equity investments of $9.3 million. The fair value of our equity investments in Arcturus Therapeutics Inc., or Arcturus, and Solid Biosciences Inc., or Solid, decreased by $5.0 million and $4.3 million, respectively.

As of December 31, 2022, we have sold all our equity investments in Arcturus. Given the historic volatility of the publicly traded stock price of Solid, the fair value adjustments of our equity investments may be subject to wide fluctuations which may have a significant impact on our earnings in future periods.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(15,636)	$(6,584)	$(9,052)	137%

The non-cash interest expense on liabilities for sales of future royalties increased by $9.1 million for the three months ended March 31, 2023, compared to the same period in 2022. This was primarily due to the partial sale of North American Crysvita royalties to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, in July 2022, which resulted in higher interest expense. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Other income	$308	$289	$19	7%

Other income increased by a nominal amount for the three months ended March 31, 2023, compared to the same period in 2022.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
Provision for income taxes	$(495)	$(558)	$63	(11)%

The provision for incomes taxes decreased by a nominal amount for the three months ended March 31, 2023, compared to the same period in 2022.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of March 31, 2023, we had $714.6 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. As of March 31, 2023, net proceeds from shares sold under the arrangement were approximately $78.9 million. No shares were sold under this arrangement for the three months ended March 31, 2023.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(156,867)	$(117,521)
Cash provided by (used in) investing activities	111,304	(37,362)
Cash (used in) provided by financing activities	(722)	1,612
Effect of exchange rate changes on cash	211	(108)
Net decrease in cash, cash equivalents and restricted cash	$(46,074)	$(153,379)

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

Cash used in operating activities for the three months ended March 31, 2023 was $156.9 million and primarily reflected a net loss of $164.0 million, $4.9 million for non-cash royalty revenues related to the sale of future royalties to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and $3.0 million for the amortization of the discount on purchased marketable debt securities, offset by non-cash charges of $32.0 million for stock-based compensation, $5.2 million for depreciation and amortization, $0.3 million for a change in fair value of equity investment in Solid, and $15.6 million for non-cash interest incurred on the liabilities for sales of future royalties to RPI and OMERS. Cash used in operating activities also reflected a $2.5 million decrease due to an increase in accounts receivable, primarily related to an increase in sales of our approved products, a $0.5 million decrease due to an increase in prepaid expenses and other assets primarily due to an increase in receivables due from collaboration partners, partially offset by a decrease in prepaid manufacturing, a $34.0 million decrease due to a decrease in accounts payable, accrued liabilities, and other liabilities primarily due to the payout of the 2022 annual bonus and decreases in manufacturing accruals related to timing of invoicing, partially offset by an increase in accounts payable related to timing differences, and a decrease of $1.5 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $0.2 million increase due to a decrease in inventory.

Cash used in operating activities for the three months ended March 31, 2022 was $117.5 million and primarily reflected a net loss of $152.3 million and $4.8 million for non-cash royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $29.4 million for stock-based compensation, $1.9 million for the amortization of the premium paid on purchased marketable debt securities, $4.1 million for depreciation and amortization, $9.3 million for a change in fair value of equity investments in Arcturus and Solid, and $6.6 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $1.5 million decrease due to an increase in inventory for Mepsevii, a $16.2 million decrease due to a decrease in accounts payable, accrued liabilities, and other liabilities primarily due to the payout of the 2021 annual bonus, partially offset by an increase in accounts payable and general accrued liabilities related to timing differences, and a decrease of $3.2 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $9.1 million increase due to a decrease in prepaid expenses and other assets primarily due to a decrease in receivables due from collaboration partners.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was $111.3 million and was primarily related to proceeds from the sale of marketable debt securities of $10.7 million and maturities of marketable debt securities of $191.6 million, offset by purchases of property, plant, and equipment of $25.0 million, purchases of marketable debt securities of $62.0 million, and purchases of mutual funds related to our nonqualified deferred compensation plan of $4.0 million.

Cash used in investing activities for the three months ended March 31, 2022 was $37.4 million and was primarily related to purchases of property, plant, and equipment of $32.2 million, purchases of marketable debt securities of $203.7 million, and the payment to Regeneron for an intangible asset of $30.0 million, offset by proceeds from the sale of marketable debt securities of $39.4 million and maturities of marketable debt securities of $189.0 million.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the three months ended March 31, 2023 was $0.7 million and was primarily comprised of $0.8 million in net withholding taxes paid for the issuance of common stock pursuant to equity plan awards.

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
•
the cost, timing, and outcomes of regulatory interactions and approvals;
•
the cost and timing of establishing our commercial infrastructure, and distribution capabilities;
•
the impact of macroeconomic conditions, including the general economic slowdown and potential recessionary environment on our business operations and operating results” and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

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

Future minimum lease payments under non-cancellable leases as of March 31, 2023, were approximately $55.0 million, of which $14.3 million are due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of March 31, 2023, we had obligations of approximately $25.4 million, of which $17.8 million are due within one year.

Building construction and improvement agreements relate to the construction and fit-out of the Company’s leased properties. As of March 31, 2023, we had obligations of approximately $9.9 million, of which $1.0 million are expected to be due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2023, we had cash, cash equivalents, and marketable debt securities totaling $714.6 million, compared to $896.7 million as of December 31, 2022, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of March 31, 2023 or December 31, 2022. To date, we have not experienced a loss of principal on any of our investments and as of March 31, 2023, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three months ended March 31, 2023, a majority of our revenue, expenses and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2023. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
•
Our exclusive rights to promote Crysvita in the U.S. and Canada transitioned back to KKC.
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

As of March 31, 2023, our available cash, cash equivalents, and marketable debt securities were $714.6 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of Silicon Valley Bank (SVB). Further, a portion of our investment portfolio is comprised of money market funds and investment-grade corporate bond securities in financial institutions. Although we had less than 1% of our total cash, cash equivalents and marketable debt securities with SVB as of December 31, 2022, if other banks and financial institutions enter receivership or become insolvent in the future (or if there is a concern that they may do so) in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and the value of our investments may be significantly impaired.

If we are unable to access our existing cash, cash equivalents and investments and/or are unable to obtain funding on a timely basis, or at all, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of our products and any approved product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

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
•
the FDA may be delayed in responding to our applications or submissions due to competing priorities or limited resources, including as a result of the lack of FDA funding or personnel;
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

Fast Track, Breakthrough Therapy, Priority Review, or Regenerative Medicine Advanced Therapy, or RMAT, designations by the FDA, or access to the Priority Medicine scheme, or PRIME, by the EMA, for our product candidates, if granted, may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

As described in “Item 1. Business – Government Regulation” or our Annual Report, we may seek Fast Track, Breakthrough Therapy designation, RMAT designation, PRIME scheme access or Priority Review designation for our product candidates if supported by the results of clinical trials. Designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product is within the discretion of the relevant regulatory agency. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product, the agency may disagree and instead determine not to make such designation. The receipt of such a designation for a product candidate also may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure that the product will ultimately be approved by the regulatory authority. In addition, regarding Fast Track products and Breakthrough Therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a Fast Track product, RMAT, or a Breakthrough Therapy or, for Priority Review products, decide that period for FDA review or approval will not be shortened. Furthermore, with respect to PRIME designation by the EMA, PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

The manufacturing process used to produce our gene therapy, mRNA, DNA and siRNA product candidates is novel, complex, and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, malfunctions of internal information technology systems, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, geopolitical instability, disruption in utility services, human error or disruptions in the operations of our suppliers. Further, given that cGMP gene therapy, mRNA, DNA and siRNA manufacturing is a nascent industry, there are a small number of CMOs with the experience necessary to manufacture our gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited.

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

Under our agreement with KKC, KKC has the sole right to commercialize Crysvita in Europe and, at certain specified times, in the U.S., Canada, and Turkey, subject to certain rights retained. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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
•
KKC may fail to manufacture or supply sufficient drug product of Crysvita in compliance with applicable laws and regulations or otherwise for our development and clinical use or commercial use, which could result in program delays or lost revenue;
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

Further, manufacturers that produce our products and product candidates may not have experience producing our products and product candidates at commercial levels and may not produce our products and product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization. We have not yet secured manufacturing capabilities for commercial quantities of all of our product candidates and may be unable to negotiate binding agreements with manufacturers to support our commercialization activities on commercially reasonable terms. Even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability. For instance, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in Latin America and the transfer price for commercial sales of the product in the U.S. and Canada was 35% of net sales through December 31, 2022 and 30% thereafter, which is higher than the typical cost of sales for companies focused on rare diseases.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and Regeneron pursuant to a supply agreement. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to a supply agreement, and the drug product for Dojolvi is prepared by Haupt Pharma AG, pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. During the first quarter 2023, Haupt Pharma announced that it would be closing its Wolfrathshausen, Germany site, which produces the Dojolvi drug product, at the end of 2023. As such, we will be required to identify, qualify and transfer activities to an alternative supplier. We cannot provide assurances that identifying alternate sources, if available at all, for the Dojolvi drug product or for any of our other drug substances and drug products, and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

Our exclusive rights to promote Crysvita in the U.S. and Canada transitioned back to KKC.

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, we had the sole right to promote Crysvita in the U.S. and Canada, or the profit-share territory, for a specified period of time, with KKC increasingly participating in the promotion of the product until the transition date of April 2023. At the transition date, commercialization responsibilities for Crysvita in the profit-share territory transitioned to KKC, and KKC assumed responsibility for the commercialization of the product in the territory. In September 2022, we entered into an amendment to the collaboration agreement which granted us the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, KKC will continue to support our commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, our rights to promote Crysvita in the U.S. will be limited to medical geneticists and we will be solely responsible for our costs related to the promotion of Crysvita in the profit-share territory. Although the transition date occurred in April 2023, we have certain continuing transition related responsibilities which may result in the diversion of management’s attention. We may also encounter unexpected difficulties or incur unexpected costs in connection with such transition activities. Further, we cannot assure that we will have adequate commercial activity to support our North America field force and other aspects of our commercial infrastructure in the territory after April 2024 and we may fail to retain members of our field teams due to such uncertainties. Collaboration with KKC may not result in a seamless transition of responsibilities, and the commercial success of Crysvita in the profit-share territory after the transition date will depend on, among other things, the efforts and allocation of resources of KKC.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of others. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, inter partes reviews, post grant reviews, oppositions, and reexamination proceedings before the U.S. Patent and Trademark Office, or the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by other parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our products or product candidates may be subject to claims of infringement of the patent rights of these other parties.

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

In addition, we have in-licensed various patents and patent applications owned by the University of Pennsylvania relating to our DTX301, DTX401 and/or UX701 product candidates. Some of these patents and patent applications are licensed or sublicensed by REGENXBIO, or REGENX, and sublicensed to us. We do not have the right to control the prosecution of these patent applications, or the maintenance of any of these patents. In addition, under our agreement with REGENX, we do not have the first right to enforce the licensed patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use the licensed patents to exclude others from commercializing competitive products. Moreover, REGENX and the University of Pennsylvania may have interests which differ from ours in determining whether to enforce and the manner in which to enforce such patents.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc., or Dimension, in November 2017, we have recorded on our Consolidated Balance Sheet intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401. We also recorded an intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through March 31, 2023.

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

As described under “Item 1. Business - Government Regulation” of our Annual Report and in the Risk Factor above entitled “ – The insurance coverage and reimbursement status of newly approved products is uncertain” there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. We expect that additional state and federal healthcare reform measures and regulations will be adopted in the future, including proposals to reduce the exclusivity protections provided to already approved biological products and to provide biosimilar and interchangeable biologic products an easier path to approval. Any of these measures and regulations could limit the amounts that federal and state governments will pay for healthcare products and services, result in reduced demand for our product candidates or additional pricing pressures and affect our product development, testing, marketing approvals and post-market activities.

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

In particular, our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations; and patient and non-patient privacy regulations, including the GDPR and the California Consumer Privacy Act, or CCPA, including amendments from the California Privacy Rights Act, or CPRA, as described in “Item 1. Business – Government Regulation” of our Annual Report. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For instance, one of our programs for sponsored genetic testing to help patients receive an accurate diagnosis is the subject of an ongoing review by applicable governmental authorities of compliance with various fraud and abuse laws; we cannot assure that such program, or our other operations or programs, will not be found to violate such laws.

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

Our research and development activities, including our process and analytical development activities in our quality control laboratory, and our and our third-party manufacturers’ and suppliers’ activities, including activities related to the construction and build-out of our gene therapy manufacturing facility, involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates, such as viruses, and other hazardous compounds, which subjects us to laws and regulations governing such activities. In some cases, these hazardous materials and various wastes resulting from their use are stored at our or our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, and business operations or environmental damage that could result in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages—and such liability could exceed our resources—and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

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

Risks generally associated with the expansion of our enterprise resource planning , or ERP, system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted flexible working arrangements following the COVID-19 pandemic. Improper or inadvertent behavior by employees, contractors and others with permitted access to our systems, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information, or personal information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability.

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

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. We purchased 7,825,797 shares of common stock of Solid in October 2020. Our investment in Solid is being accounted for at fair value, as the fair value is readily determinable. As a result, increases or decreases in the stock price of equity investments have resulted in and will result in accompanying changes in the fair value of our investments, and cause substantial volatility in, our operating results for the reporting period. As the fair value of our investment in Solid is dependent on the stock price of Solid, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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

Pursuant to our 2014 Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2023, there were 861,763 shares available for future grants under the 2014 Plan. Through January 1, 2024, the number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by the lesser of 2,500,000 shares or 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

Pursuant to our 2014 Employee Stock Purchase Plan, or the 2014 ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2023, there were 5,405,257 shares available for issuance under the 2014 ESPP. Through January 1, 2024, the number of shares available for issuance under the 2014 ESPP will automatically increase on January 1 of each year by the lesser of 1,200,000 shares or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our compensation committee to take action to reduce the size of the increase in any given year.

In February 2021, our board of directors adopted the Employment Inducement Plan, or the Inducement Plan, with a maximum of 500,000 shares available for grant under the plan. At March 31, 2023, there were 247,369 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan, the 2014 ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
10.1#*	Form of Performance Stock Unit Agreement (2023)				X
10.2#	Amended and Restated Offer Letter dated as of March 31, 2023, between Ultragenyx Pharmaceutical Inc. and Eric Crombez, M.D.				X
10.3#	Amendment No. 2, dated May 1, 2023, to the Offer Letter between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350	X
101.INS	XBRL Instance Document, formatted in Inline XBRL	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 4, 2023	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: May 4, 2023	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)