Form 10-Q
period 2023-06-30
Ultragenyx Pharmaceutical Inc.
filed 2023-08-04
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 71,488,598 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$102,059	$132,944
Marketable debt securities	449,922	614,818
Accounts receivable, net	70,523	40,445
Inventory	28,256	26,766
Prepaid expenses and other current assets	51,377	68,926
Total current assets	702,137	883,899
Property, plant, and equipment, net	288,990	259,726
Equity investments	5,458	5,531
Marketable debt securities	66,371	148,970
Right-of-use assets	19,222	25,961
Intangible assets, net	158,237	160,105
Goodwill	44,406	44,406
Other assets	26,489	16,846
Total assets	$1,311,310	$1,545,444
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,115	$43,274
Accrued liabilities	167,656	204,678
Contract liabilities	—	1,479
Lease liabilities	10,884	11,779
Liabilities for sales of future royalties	23,724	—
Total current liabilities	244,379	261,210
Lease liabilities	14,845	19,814
Deferred tax liabilities	31,667	31,667
Liabilities for sales of future royalties	880,997	875,439
Other liabilities	10,392	4,820
Total liabilities	1,182,280	1,192,950
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock — 250,000,000 shares authorized; 71,465,424 and 70,197,297 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	71	70
Treasury stock, at cost, 8,444 and nil shares held as of June 30, 2023 and December 31, 2022, respectively	(381)	—
Deferred compensation obligation	381	—
Additional paid-in capital	3,236,879	3,140,019
Accumulated other comprehensive loss	(3,098)	(6,573)
Accumulated deficit	(3,104,822)	(2,781,022)
Total stockholders’ equity	129,030	352,494
Total liabilities and stockholders’ equity	$1,311,310	$1,545,444

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Collaboration and license	$19,799	$53,088	$71,184	$101,501
Product sales	42,179	30,832	86,408	57,516
Royalty revenue	46,331	5,423	51,213	10,261
Total revenues	108,309	89,343	208,805	169,278
Operating expenses:
Cost of sales	9,914	8,270	22,171	14,370
Research and development	164,949	154,529	330,647	297,684
Selling, general and administrative	81,403	68,137	158,049	135,449
Total operating expenses	256,266	230,936	510,867	447,503
Loss from operations	(147,957)	(141,593)	(302,062)	(278,225)
Interest income	5,964	899	12,254	1,393
Change in fair value of equity investments	261	(10,184)	(73)	(19,513)
Non-cash interest expense on liabilities for sales of future royalties	(15,375)	(6,052)	(31,011)	(12,636)
Other expense	(1,989)	(930)	(1,681)	(641)
Loss before income taxes	(159,096)	(157,860)	(322,573)	(309,622)
Provision for income taxes	(732)	(302)	(1,227)	(860)
Net loss	$(159,828)	$(158,162)	$(323,800)	$(310,482)
Net loss per share, basic and diluted	$(2.25)	$(2.26)	$(4.58)	$(4.45)
Weighted-average shares used in computing net loss per share, basic and diluted	70,897,991	69,925,358	70,639,015	69,722,141

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(159,828)	$(158,162)	$(323,800)	$(310,482)
Other comprehensive income (loss):
Foreign currency translation adjustments	293	(731)	437	(791)
Unrealized gain (loss) on available-for-sale securities	576	(1,629)	3,038	(6,719)
Other comprehensive income (loss):	869	(2,360)	3,475	(7,510)
Total comprehensive loss	$(158,959)	$(160,522)	$(320,325)	$(317,992)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of March 31, 2023	70,660,249	$71	$3,169,371	$(3,967)	$(2,944,994)	$(356)	$356	$220,481
Issuance of common stock in connection with at-the-market offering, net	564,302	—	28,507	—	—	—	—	28,507
Stock-based compensation		—	34,432	—	—	—	—	34,432
Issuance of common stock under equity plan awards, net of tax	240,873	—	4,569	—	—	—	—	4,569
Deferred compensation	—	—	—	—	—	(25)	25	—
Other comprehensive income	—	—	—	869	—	—	—	869
Net loss	—	—	—	—	(159,828)	—	—	(159,828)
Balance as of June 30, 2023	71,465,424	$71	$3,236,879	$(3,098)	$(3,104,822)	$(381)	$381	$129,030

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$—	$—	$352,494
Issuance of common stock in connection with at-the-market offering, net	564,302	—	28,507	—	—	—	—	28,507
Stock-based compensation		—	64,535	—	—	—	—	64,535
Issuance of common stock under equity plan awards, net of tax	703,825	1	3,818	—	—	—	—	3,819
Deferred compensation	—	—	—	—	—	(381)	381	—
Other comprehensive loss	—	—	—	3,475	—	—	—	3,475
Net loss	—	—	—	—	(323,800)	—	—	(323,800)
Balance as of June 30, 2023	71,465,424	$71	$3,236,879	$(3,098)	$(3,104,822)	$(381)	$381	$129,030

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of March 31, 2022	69,796,940	$70	$3,028,829	$(6,554)	$(2,225,921)	$—	$—	$796,424
Stock-based compensation	—	—	36,188	—	—	—	—	36,188
Issuance of common stock under equity plan awards, net of tax	213,458	—	5,983	—	—	—	—	5,983
Other comprehensive loss	—	—	—	(2,360)	—	—	—	(2,360)
Net loss	—	—	—	—	(158,162)	—	—	(158,162)
Balance as of June 30, 2022	70,010,398	$70	$3,071,000	$(8,914)	$(2,384,083)	$—	$—	$678,073

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$—	$—	$922,561
Stock-based compensation	—	—	65,766	—	—	—	—	65,766
Issuance of common stock under equity plan awards, net of tax	665,400	1	7,737	—	—	—	—	7,738
Other comprehensive loss	—	—	—	(7,510)	—	—	—	(7,510)
Net loss	—	—	—	—	(310,482)	—	—	(310,482)
Balance as of June 30, 2022	70,010,398	$70	$3,071,000	$(8,914)	$(2,384,083)	$—	$—	$678,073

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(323,800)	$(310,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	66,606	65,260
Amortization of (discount) premium on marketable debt securities, net	(6,213)	3,380
Depreciation and amortization	10,597	8,569
Change in fair value of equity investments	73	19,513
Non-cash royalty revenue	(22,152)	(10,261)
Non-cash interest expense on liabilities for sales of future royalties	31,011	12,636
Other	2,055	386
Changes in operating assets and liabilities:
Accounts receivable	(17,586)	(8,902)
Inventory	(1,507)	(4,705)
Prepaid expenses and other assets	11,594	(6,793)
Accounts payable, accrued, and other liabilities	(22,227)	41,260
Contract liabilities	(1,479)	(4,639)
Net cash used in operating activities	(273,028)	(194,778)
Investing activities:
Purchase of property, plant, and equipment	(38,972)	(63,107)
Purchase of marketable debt securities	(165,305)	(205,278)
Proceeds from sale of marketable debt securities	14,627	42,950
Proceeds from maturities of marketable debt securities	407,221	297,304
Payment for intangible asset	(2,500)	(30,000)
Other	(4,349)	(63)
Net cash provided by investing activities	210,722	41,806
Financing activities:
Proceeds from the issuance of common stock in connection with at-the-market offering, net	28,507	—
Proceeds from the issuance of common stock under equity plan awards, net of tax	3,819	7,738
Other	(28)	(289)
Net cash provided by financing activities	32,298	7,449
Effect of exchange rate changes on cash	75	(1,346)
Net decrease in cash, cash equivalents and restricted cash	(29,933)	(146,869)
Cash, cash equivalents and restricted cash at beginning of period	137,601	309,585
Cash, cash equivalents and restricted cash at end of period	$107,668	$162,716

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets	$—	$1,036
Stock-based compensation capitalized into ending inventory	$2,303	$1,827
Costs of PP&E included in AP, accrued, and other liabilities	$6,063	$23,019
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$7,969	$4,781

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1. Organization

Ultragenyx Pharmaceutical Inc., or the Company, is a biopharmaceutical company incorporated in Delaware.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultrarare genetic diseases. The Company operates as one reportable segment and has four commercially approved products.

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through June 30, 2023, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company expects it will need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	June 30,
	2023	2022
Cash and cash equivalents	$102,059	$159,868
Restricted cash included in prepaid expenses and other current assets	1,696	517
Restricted cash included in other assets	3,913	2,331
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$107,668	$162,716

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities for the three and six months ended June 30, 2023 and 2022.

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

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Note 8 Liabilities for Sales of Future Royalties”. The Company records the royalty revenue from the net sales of Crysvita in the applicable territories on a prospective basis as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the applicable arrangement.

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$67,118	$—	$—	$67,118
Certificate of deposits and time deposits	—	11,848	—	11,848
Corporate bonds	—	237,393	—	237,393
Commercial paper	—	73,271	—	73,271
Asset-backed securities	—	9,038	—	9,038
U.S. Government Treasury and agency securities	17,712	177,030	—	194,742
Investment in Solid common stock	2,734	—	—	2,734
Other	—	9,025	—	9,025
Total	$87,564	$517,605	$—	$605,169

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposits and time deposits	—	25,972	—	25,972
Corporate bonds	—	427,598	—	427,598
Commercial paper	—	135,393	—	135,393
Asset-backed securities	—	11,980	—	11,980
U.S. Government Treasury and agency securities	27,645	129,345	—	156,990
Debt securities in government-sponsored entities	—	15,855	—	15,855
Investment in Solid common stock	2,807	—	—	2,807
Other	—	4,575	—	4,575
Total	$133,299	$750,718	$—	$884,017

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	June 30, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$67,118	$—	$—	$67,118
Certificates of deposit and time deposits	11,848	—	—	11,848
Corporate bonds	239,234	99	(1,940)	237,393
Commercial paper	73,271	—	—	73,271
Asset-backed securities	9,077	—	(39)	9,038
U.S. Government Treasury and agency securities	195,552	3	(813)	194,742
Total	$596,100	$102	$(2,792)	$593,410

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposit and time deposits	25,972	—	—	25,972
Corporate bonds	432,211	87	(4,700)	427,598
Commercial paper	135,393	—	—	135,393
Asset-backed securities	12,002	—	(22)	11,980
U.S. Government Treasury and agency securities	157,933	320	(1,263)	156,990
Debt securities in government-sponsored entities	16,005	—	(150)	15,855
Total	$882,363	$407	$(6,135)	$876,635

At June 30, 2023, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. For investments with unrealized losses, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Work-in-process	$18,538	$17,486
Finished goods	9,718	9,280
Total inventory	$28,256	$26,766

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research, clinical study, and manufacturing expenses	$54,446	$73,558
Payroll and related expenses	61,349	78,938
Other	51,861	52,182
Total accrued liabilities	$167,656	$204,678

5. Revenue

The following table disaggregates total revenues from external customers by collaboration and license revenue and product sales (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	$19,799	$51,609	$69,705	$96,773
Daiichi Sankyo	—	1,479	1,479	4,728
Total collaboration and license revenue	19,799	53,088	71,184	101,501
Product sales:
Crysvita	16,884	12,402	38,118	21,796
Mepsevii	8,439	4,933	16,919	9,794
Dojolvi	16,491	13,497	30,794	25,926
Evkeeza	365	—	577	—
Total product sales	42,179	30,832	86,408	57,516
Crysvita royalty revenue	46,331	5,423	51,213	10,261
Total revenues	$108,309	$89,343	$208,805	$169,278

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
North America	$79,289	$67,328	$146,421	$129,245
Latin America	19,068	12,539	41,867	22,330
Europe	9,952	9,476	19,339	17,703
Japan	—	—	1,178	—
Total revenues	$108,309	$89,343	$208,805	$169,278

The following table presents changes in the contract liabilities (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance of contract liabilities at beginning of period	$1,479	$9,076
Additions	—	89
Deductions	(1,479)	(4,728)
Balance of contract liabilities at end of period, net	$—	$4,437

See Note 7 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 63% and 68% of the total accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively.

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

Development Activities

In the field of orphan diseases, and except for ongoing studies being conducted by KKC, the Company was the lead party for development activities in the profit-share territory and in the European territory until the applicable transition date. The Company shared the costs for development activities in the profit-share territory and the European territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which was the transition date for the profit-share territory, KKC became the lead party and is responsible for the costs of the development activities. However, the Company will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC.

The collaboration and license agreements are within the scope of ASC 808, which provides guidance on the presentation and disclosure of collaborative arrangements.

Collaboration and Royalty Revenue for Sales in the Profit-share Territory

The Company and KKC shared commercial responsibilities and profits in the profit-share territory until April 2023. Under the collaboration agreement, KKC manufactured and supplied Crysvita for commercial use in the profit-share territory and charged the Company a transfer price of 30% of net sales. The transfer price on these sales was 35% prior to December 31, 2022. The remaining profit or loss after supply costs from commercializing products in the profit-share territory was shared between the Company and KKC on a 50/50 basis until April 2023. In April 2023, commercialization responsibilities for Crysvita in the profit-share territory transitioned to KKC and KKC assumed responsibility for the commercialization of Crysvita in the territory at and after April 2023. Thereafter, the Company is entitled to receive a tiered double-digit revenue share from the mid-20% range up to a maximum rate of 30%.

In September 2022, the Company entered into an amendment to the collaboration agreement which clarified the scope of increased participation by KKC in support of the Company’s commercial activities prior to April 2023 and granted the Company the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. As a result, the Company will continue to support commercial field and marketing efforts through a cost share arrangement through April 2024, subject to the limits and conditions set forth in the amendment. After April 2024, the Company’s rights to promote Crysvita in the U.S. will be limited to medical geneticists and the Company will solely bear its expenses for the promotion of Crysvita in the profit-share territory.

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

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023, as further described in Note 8. The Company records this revenue as royalty revenue.

Royalty Revenue for Sales in the European Territory

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

Product Revenue for Sales in Other Territories

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis for the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. KKC has the option to assume responsibility for commercialization efforts in Turkey from the Company, after a certain minimum period.

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in Latin American territories and charges the Company a transfer price of 30% of net sales. The transfer price on these sales was 35% prior to December 31, 2022. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue in profit-share territory:
Collaboration revenue	$19,799	$51,609	$69,705	$96,773
Royalty revenue	29,061	—	29,061	—
Non-cash royalty revenue	12,454	—	12,454	—
Total revenue in profit-share territory	61,314	51,609	111,220	96,773
Product sales	16,884	12,402	38,118	21,796
Non-cash royalty revenue in European territories	4,816	5,423	9,698	10,261
Total Crysvita revenue	$83,014	$69,434	$159,036	$128,830

Cost Sharing Payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,453	$4,321	$3,725	$8,940
Selling, general and administrative	4,206	8,949	13,286	18,145
Total	$5,659	$13,270	$17,011	$27,085

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $44.8 million and $27.5 million from profit-share revenue and royalties and other receivables recorded in prepaid expenses and other current assets of $2.3 million and $6.4 million and accrued liabilities of $9.5 million and $3.1 million from commercial and development activity reimbursements, as of June 30, 2023 and December 31, 2022, respectively.

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

The Company evaluated the License Agreement and the Sublicense Agreement under ASC 606 and determined that the performance obligations under the agreements are (i) intellectual property with respect to its Pinnacle PCL Platform and HEK293 transient transfection manufacturing technology platform together with the initial technical assistance and technology transfer services, and (ii) the transfer of any know-how and improvements after the completion of the initial technology transfer through the end of the three year technology transfer period.

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services was recognized over an initial period which was completed during the first quarter of 2022, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer was recognized on a straight-line basis over the remaining technology transfer period, which ended in March 2023, as it was expected that Daiichi Sankyo would receive and consume the benefits consistently throughout the period. The License Agreement and the Sublicense Agreement were terminated following the conclusion of the technology transfer period. Total revenue recognized under the arrangement through June 30, 2023 was $183.3 million.

The Company recognized nil and $1.5 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $4.7 million for the three and six months ended June 30, 2022, respectively, in revenue for this arrangement. Accordingly, the Company recorded nil and $1.5 million of contract liabilities, net, for this arrangement as of June 30, 2023 and December 31, 2022, respectively.

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

Upon the closing of the transaction in January 2021, the Company made a payment of $50.0 million to Mereo and will be required to make payments of up to $254.0 million upon the achievement of certain clinical, regulatory, and commercial milestones. The Company recognized $9.0 million for the three and six months ended June 30, 2023 in research and development expense for achievement of a clinical milestone under this arrangement. The Company will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world (excluding the Mereo Territory), and Mereo will pay the Company a fixed double-digit percentage royalty on net sales in the Mereo Territory.

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

Upon the closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. As the upfront payment was for the Company’s usage of intellectual property for Evkeeza for HoFH, the upfront payment was recorded as an intangible asset, which is amortized over its useful life of 10.5 years.

Under the collaboration agreement, the Company reimbursed Regeneron for development costs of $1.8 million and $5.0 million for the three and six months ended June 30, 2023, respectively, and $1.3 million and $2.0 million for the three and six months ended June 30, 2022, respectively, recorded as research and development expense on the Condensed Consolidated Statements of Operations. The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $1.7 million and $6.8 million as of June 30, 2023 and December 31, 2022, respectively.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the six months ended June 30, 2023 as compared to those disclosed in "Note 8 License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

Common stock
As of December 31, 2021	$32,200
Change in fair value	(19,299)
Sale of shares	(10,094)
December 31, 2022	2,807
Change in fair value	(73)
June 30, 2023	$2,734

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to June 30, 2023 have been $62.3 million and $12.5 million, respectively.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rate was approximately 9.2% and 8.2%, for RPI and OMERS, respectively, as of June 30, 2023.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable territories, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, macroeconomic and inflationary pressures, the introduction of competing products, pricing for reimbursement in various territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars, or USD, while significant portions of the underlying sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from sales of Crysvita, all of which would result in a reduction of royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in the relevant territories are more than expected, the royalty revenue and the non-cash interest expense recorded by the Company would be greater over the term of the arrangements.

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2021	$351,786	$—	$351,786
Net proceeds from sale of future royalties	—	490,950	490,950
Royalty revenue	(21,692)	—	(21,692)
Non-cash interest expense	35,095	19,300	54,395
December 31, 2022	365,189	510,250	875,439
Royalty revenue	(9,698)	—	(9,698)
Non-cash interest expense	17,393	21,587	38,980
June 30, 2023	$372,884	$531,837	$904,721

9. Stock-Based Awards

As of June 30, 2023, there were 101,218 shares subject to outstanding awards under the 2014 Incentive Plan that were cancelled or forfeited and are now available under the 2023 Incentive Plan, or the 2023 Plan. As of June 30, 2023, there were 4,601,218 shares available under the 2023 Plan, 6,694,377 shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 515,719 shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$325	$330	$671	$505
Research and development	19,138	20,430	37,258	37,337
Selling, general and administrative	15,190	15,105	28,663	27,410
Total stock-based compensation expense	$34,653	$35,865	$66,592	$65,252

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock, restricted stock units, and performance stock units	14,919,562	11,982,625	13,876,326	10,680,380
Employee stock purchase plan	23,966	13,880	12,049	6,978
	14,943,528	11,996,505	13,888,375	10,687,358

11. Equity Transactions

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. During the three and six months ended June 30, 2023, there were 564,302 shares sold on the ATM, resulting in net proceeds of $28.5 million. There were no shares sold on the ATM for the three and six months ended June 30, 2022. As of June 30, 2023, the Company has sold a total of 1,614,674 shares on the ATM, resulting in net proceeds of $107.5 million.

12. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, also serve as board members of the foundation, whereby a $1.0 million contribution will be paid out to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded $0.3 million as research and development expense for this agreement for the three and six months ended June 30, 2023, and nil for the three and six months ended June 30, 2022. A total of $0.5 million has been recorded as research and development expense for this agreement to date.

13. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Foreign currency translation adjustments	$(408)	$(845)
Unrealized loss on available-for-sale securities	(2,690)	(5,728)
Total accumulated other comprehensive loss	$(3,098)	$(6,573)

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

Overview

Ultragenyx Pharmaceutical Inc., we or the Company, is a biopharmaceutical company focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultrarare genetic diseases. We target diseases for which the unmet medical need is high, the biology for treatment is clear, and for which there are typically no approved therapies treating the underlying disease. Our strategy, which is predicated upon time- and cost-efficient drug development, allows us to pursue multiple programs in parallel with the goal of delivering safe and effective therapies to patients with the utmost urgency.

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

Our clinical-stage gene therapy pipeline includes UX111, DTX401, DTX301, and UX701:

•
UX111 (formerly ABO-102) is an adeno-associated virus 9, or AAV9, gene therapy product candidate for the treatment of patients with Sanfilippo syndrome type A, or MPS IIIA, a rare lysosomal storage disease with no approved treatment that primarily affects the central nervous system, or CNS. There are approximately 3,000 to 5,000 patients in the developed world affected by Sanfilippo syndrome type A. The UX111 program has received Regenerative Medicine Advanced Therapy, or RMAT, Fast Track, Rare Pediatric Disease, and Orphan Drug designations in the U.S., and PRIME and Orphan Medicinal Product designations in the EU. Discussions with FDA on a plan to file for accelerated approval are ongoing.
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
•
UX701 is an adeno-associated virus 9, or AAV9, gene therapy product candidate designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to patients with Wilson disease. It is estimated that Wilson disease affects more than 50,000 individuals in the developed world. UX701 has received Orphan Drug Designation in the U.S. and in the EU.

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
•
UX053 is an mRNA product candidate designed for the treatment of patients with GSDIII, a disease caused by a glycogen debranching enzyme, or AGL, deficiency that results in glycogen accumulation in the liver and muscle. UX053 has received Orphan Drug Designation in the U.S. and in the EU. Dosing in the single ascending dose, or SAD, stage of the Phase 1/2 study of UX053 for the treatment of GSDIII was completed with no safety issues observed. The data from the SAD cohorts are being analyzed and are expected to be presented at a future scientific or medical conference.

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

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

In June 2023, we, along with our collaboration partner, Mereo, announced positive data from the dose-selection Phase 2 portion of the Phase 2/3 Orbit study, which showed that setrusumab rapidly induced bone production in patients with OI. Across all patients evaluated as of the data cut off, setrusumab demonstrated statistically significant increases in levels of serum P1NP, a sensitive marker of bone formation, and a substantial and significant improvement in bone mineral density (BMD) by three months.

As of the data cut off, serum P1NP levels through at least one month of treatment were available from all 24 patients enrolled in Orbit and demonstrated that treatment with setrusumab significantly increased serum P1NP in both dosing cohorts, peaking at one to two weeks and again, as expected, after the two-month dosing timepoint. The Phase 2 Orbit data demonstrated meaningful response in serum P1NP and BMD across both cohorts, with the majority of the effect observed at 20 mg/kg.

The large increase in BMD observed in the Orbit patient population over the first three months was consistent with the rapid increase in serum P1NP levels and was similar to results that took one year to achieve in the prior ASTEROID study in adult OI patients conducted by Mereo. Lumbar spine BMD data were available in 17 of 24 Orbit patients at the 3-month timepoint. Treatment with setrusumab for three months resulted in an increase in lumbar spine BMD from baseline of 9.4% at 20 mg/kg (n=10), which represents a substantial mean change in Z-score of +0.65 from -2.12 (n=11) at baseline. Treatment with 40 mg/kg (n=7) resulted in a 9.8% BMD increase. Patients on placebo at the three-month timepoint (n=2) showed no significant change in BMD or change in lumbar spine Z-score.

As of the data cut off, there had been no treatment-related serious adverse events observed in the study. Reported adverse events were generally consistent with those observed in the ASTEROID study and included infusion associated events, headache and sinusitis. There were no reported hypersensitivity reactions related to setrusumab. There were no safety-related differences observed between dosing groups or age groups.

In July 2023, we announced that the first patients had been dosed in both of our late-stage clinical trials, Orbit and Cosmic, which evaluate setrusumab in pediatric and young adult patients with OI. The Phase 3 portion of the pivotal Orbit study is evaluating the effect of setrusumab compared to placebo on annualized clinical fracture rate in patients aged five to <26 years. Orbit is expected to enroll approximately 195 patients at more than 40 sites across 12 countries. The Phase 3 Cosmic study is an active-controlled study evaluating the effect of setrusumab compared to intravenous bisphosphonate (IV-BP) therapy on annualized total fracture rate in patients aged two to <five years. Cosmic is expected to enroll approximately 65 patients at more than 20 global sites.

We expect to share additional data from the Phase 2 portion of the Orbit study at an Analyst Day planned for mid-October.

GTX-102 for the treatment of Angelman Syndrome

In May 2023, we announced that the FDA reviewed and agreed to a protocol amendment to the Phase 1/2 study of GTX-102 in pediatric patients with Angelman syndrome that enables us to harmonize dose ranges in the U.S. with those being used in ex-U.S. cohorts of the study. The Phase 1/2, open-label, dose-escalating study is evaluating the safety and tolerability of GTX-102 in pediatric patients with Angelman syndrome with a genetically confirmed diagnosis of full maternal UBE3A gene deletion. The study is looking to verify the GTX-102 dose range and treatment regimen that are expected to be used in the Phase 3 program.

As of August 3, 2023, 19 patients have had more than 12 months of exposure to GTX-102, with the longest approaching two years. The dose escalation phase of this study was completed earlier in the year and dosing in the expansion cohorts is ongoing. As of the date of this filing, patients from the dose escalation cohorts continue to exhibit encouraging dose and time- dependent clinical activity following longer-term treatment and maintenance dosing. No additional treatment-related serious adverse events or lower extremity weakness adverse events have occurred since our prior update in January 2023.

Globally, sites are enrolling patients in the expansion cohorts and will evaluate the same safety, pharmacokinetic, and efficacy measures as the dose escalating cohorts. Enrollment has accelerated in the last two months as additional sites, including the U.S., have been activated and there are currently more than 20 patients enrolled at sites around the world. No lower extremity weakness safety events have been observed in patients in the expansion cohorts to date.

We expect to provide an interim program update at an Analyst Day in mid-October 2023. In the first half of 2024, we expect to share data from the dose expansion cohorts on at least 20 patients who have been on therapy for at least six months, which we expect will provide a meaningful comparison with natural history in this disease.

DTX401 for the treatment of Glycogen Storage Disease Type Ia, or GSDIA

In May 2023, we announced the last patient had been dosed in the Phase 3 study of DTX401. The Phase 3 study has a 48-week primary efficacy analysis period and enrolled approximately 50 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch while maintaining glucose control. We expect to share results from this Phase 3 study in the first half of 2024.

DTX301 for the treatment of Ornithine Transcarbamylase, or OTC, deficiency

We are in the process of randomizing and dosing patients in our 64-week Phase 3 study of DTX301. The patients in the study will be randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. We plan to enroll approximately 50 patients 12 years of age and older. The co-primary endpoints are the percentage of patients who achieve a response, as measured by discontinuation or reduction in baseline disease management, and the 24-hour plasma ammonia levels.

UX701 for the treatment of Wilson disease

We are enrolling and dosing patients in the first stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. In July 2023, we announced the data safety monitoring board reviewed safety data from Cohort 1 and recommended escalating to the second dose level (1.0 x 10^13 GC/kg dose). Dosing in Cohort 2 has begun and Stage 1 is currently on track to complete enrollment around the end of the year. During this stage, the safety and efficacy of up to three dose levels of UX701 will be evaluated over the course of 52 weeks and a dose will be selected for further evaluation in stage 2. We expect to have interim data on safety and potentially initial signs of clinical activity in the first half of 2024.

Corporate Update

In July 2023, we announced the appointment of Howard Horn as our Chief Financial Officer (CFO) and Executive Vice President, Corporate Strategy, effective October 16, 2023. In this role, Howard will be responsible for leading the finance, accounting, corporate strategy, and investor relations functions. He will report to Dr. Emil D. Kakkis and will serve on the Executive Leadership Team.

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

We have incurred net losses in each year since inception. Our net loss was $159.8 million and $323.8 million for the three and six months ended June 30, 2023, respectively, and $158.2 million and $310.5 million for the three and six months ended June 30, 2022, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $108.3 million and $208.8 million for the three and six months ended June 30, 2023, respectively, as compared to $89.3 million and $169.3 million for the three and six months ended June 30, 2022, respectively. The increases in revenue were largely driven by increases in demand for our approved products.

As of June 30, 2023, we had $618.4 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the six months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$19,799	$51,609	$(31,810)	-62%
Daiichi Sankyo	—	1,479	(1,479)	-100%
Total collaboration and license revenue	19,799	53,088	(33,289)	-63%
Product sales:
Crysvita	16,884	12,402	4,482	36%
Mepsevii	8,439	4,933	3,506	71%
Dojolvi	16,491	13,497	2,994	22%
Evkeeza	365	—	365	100%
Total product sales	42,179	30,832	11,347	37%
Crysvita royalty revenue	46,331	5,423	40,908	754%
Total revenues	$108,309	$89,343	$18,966	21%

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	$69,705	$96,773	$(27,068)	-28%
Daiichi Sankyo	1,479	4,728	(3,249)	-69%
Total collaboration and license revenue	71,184	101,501	(30,317)	-30%
Product sales:				100%
Crysvita	38,118	21,796	16,322	75%
Mepsevii	16,919	9,794	7,125	73%
Dojolvi	30,794	25,926	4,868	19%
Evkeeza	577	—	577	100%
Total product sales	86,408	57,516	28,892	50%
Crysvita royalty revenue	51,213	10,261	40,952	399%
Total revenues	$208,805	$169,278	$39,527	23%

Our share of Crysvita collaboration revenue in the profit-share territory decreased by $31.8 million and $27.1 million, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases are primarily related to the transition of the Crysvita commercialization responsibilities to KKC in April 2023. Post transition, we will continue to receive a revenue share for Crysvita sales in the profit-share territory which is now being recorded as royalty revenue.

Our revenue from the Daiichi Sankyo arrangement decreased by $1.5 million and $3.2 million, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases are primarily due to the completion of the technology transfer and the technology transfer period as of March 2023.

Our product sales increased $11.3 million and $28.9 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases are primarily due to increases in demand for Crysvita in Latin America as the number of patients on therapy continues to grow and continued increase in demand for our other approved products, increases in revenue on our named patient programs, as well as timing of orders, particularly in Latin America.

Our Crysvita royalty revenue increased $40.9 million and $41.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases are primarily the result of the transition of commercial responsibilities to KKC in the profit share territory in April 2023. Post transition we are recognizing our revenue share for Crysvita sales in the profit-share territory as royalty revenue, which was previously recorded as collaboration revenue prior to the transition.

Cost of Sales (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Cost of sales	$9,914	$8,270	$1,644	20%

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Cost of sales	$22,171	$14,370	$7,801	54%

Cost of sales increased by $1.6 million and $7.8 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in cost of sales was due to increased demand for our approved products, partially offset by a decrease in the Crysvita transfer price on sales of the product in Latin America from 35% prior to December 31, 2022, to 30% in 2023.

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

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Commercial programs	$14,903	$16,279	$(1,376)	-8%
Clinical programs:
Gene therapy programs	40,742	35,743	4,999	14%
Biologic and nucleic acid programs	22,024	21,852	172	1%
Translational research	18,405	21,315	(2,910)	-14%
Upfront license and milestone fees	9,000	—	9,000	*
Infrastructure	18,420	17,683	737	4%
Stock-based compensation	19,138	20,430	(1,292)	-6%
Other research and development	22,317	21,227	1,090	5%
Total research and development expenses	$164,949	$154,529	$10,420	7%
* not meaningful

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Commercial programs	$30,750	$29,343	$1,407	5%
Clinical programs:
Gene therapy programs	79,229	76,023	3,206	4%
Biologic and nucleic acid programs	52,878	42,326	10,552	25%
Translational research	38,829	41,642	(2,813)	-7%
Upfront license, and milestone fees	9,000	—	9,000	*
Infrastructure	37,958	34,067	3,891	11%
Stock-based compensation	37,258	37,337	(79)	0%
Other research and development	44,745	36,946	7,799	21%
Total research and development expenses	$330,647	$297,684	$32,963	11%

Total research and development expenses increased $10.4 million and $33.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The change in research and development expenses was primarily due to:

•
for commercial programs, a decrease of $1.4 million and an increase of $1.4 million for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2023 was primarily related to reduced Crysvita support due to transition of commercial activities in North America to KKC, partially offset by reimbursement of Regeneron collaboration expenses. The increase for the six months ended June 30, 2023 was primarily related to reimbursement of Regeneron collaboration expenses and increased personnel costs for Evkeeza, partially offset by reduced Crysvita support due to transition of commercial activities in North America to KKC;
•
for gene therapy programs, increases of $5.0 million and $3.2 million for the three and six months ended June 30, 2023, respectively, primarily related to the addition of the development costs for the UX111 program acquired from Abeona Therapeutics in May 2022, and an increase in production materials purchases for internal manufacturing, partially offset by decreases in external clinical manufacturing expenses for DTX401 and DTX301;
•
for biologic and nucleic acid programs, increases of $0.2 million and $10.6 million for the three and six months ended June 30, 2023, respectively, primarily related to the continued clinical progress of the UX143 program and related clinical manufacturing and clinical and other development expenses related to the continued progress of the GTX-102 program, partially offset by a reduction in headcount and development expense on UX053;
•
for translational research, decreases of $2.9 million and $2.8 million for the three and six months ended June 30, 2023, respectively, primarily related to decreases in manufacturing and headcount expense for IND-stage projects;
•
for upfront license and milestone fees, an increase of $9.0 million for the three and six months ended June 30, 2023, related to fees for achievement of a clinical enrollment milestone for the UX143 program;
•
for infrastructure, increases of $0.7 million and $3.9 million for the three and six months ended June 30, 2023, respectively, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, decreases of $1.3 million and $0.1 million for the three and six months ended June 30, 2023, respectively, primarily related to increased capitalization of compensation costs related to increased personnel for the construction of our gene therapy plant, along with changes in estimates related to achievement of performance goals for certain performance-based awards; and
•
for other research and development expenses, increases of $1.1 million and $7.8 million for the three and six months ended June 30, 2023, respectively, primarily related to increased staffing and material costs to support internal manufacturing, and increased administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Selling, general and administrative	$81,403	$68,137	$13,266	19%

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Selling, general and administrative	$158,049	$135,449	$22,600	17%

Selling, general and administrative expenses increased by $13.3 million and $22.6 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases in selling, general and administrative expenses were primarily due to increases in personnel costs resulting from an increase in the number of employees in support of our commercial activities, commercialization costs, and professional services costs, as well as a one-time legal accrual.

We expect selling, general and administrative expenses to decrease in the future as we continue to support our approved products and multiple clinical-stage product candidates, with expected decreases in commercial activities due to transition of Crysvita commercial responsibilities to our partner in the profit-share territory.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Interest income	$5,964	$899	$5,065	*

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Interest income	$12,254	$1,393	$10,861	*

Interest income increased by $5.1 million and $10.9 million, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to increases in interest rates.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Change in fair value of equity investments	$261	$(10,184)	$10,445	-103%

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Change in fair value of equity investments	$(73)	$(19,513)	$19,440	-100%

For the three and six months ended June 30, 2022, we recorded a net decrease in the fair value of our equity investments of $10.2 million and $19.5 million, due to unrealized losses on our investments in Arcturus Therapeutics Holdings, Inc., or Arcturus common stock of $5.6 million and $10.6 million during the three and six months ended June 30, 2022, and unrealized losses on our investments in Solid common stock of $4.6 million and $8.9 million during the three and six months ended June 30, 2022, respectively. As of December 31, 2022, we had sold all our remaining equity investments in Arcturus.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(15,375)	$(6,052)	$(9,323)	154%

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(31,011)	$(12,636)	$(18,375)	145%

The non-cash interest expense on liabilities for sales of future royalties increased by $9.3 million and $18.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. This was primarily due to the partial sale of North American Crysvita royalties to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, in July 2022, which resulted in higher interest expense. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Other expense	$(1,989)	$(930)	$(1,059)	114%

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Other expense	$(1,681)	$(641)	$(1,040)	162%

Other expense increased by $1.1 million and $1.0 million, respectively, for the three and six months ended June 30, 2023, compared to the same periods in 2022. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Provision for income taxes	$(732)	$(302)	$(430)	142%

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
Provision for income taxes	$(1,227)	$(860)	$(367)	43%

The provision for income taxes increased by a nominal amount for the three and six months ended June 30, 2023, compared to the same periods in 2022.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of June 30, 2023, we had $618.4 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. 564,302 shares were sold under this arrangement for the three and six months ended June 30, 2023 for net proceeds of approximately $28.5 million. No shares were sold under this arrangement for the three and six months ended June 30, 2022. As of June 30, 2023, net proceeds from shares sold under the arrangement were approximately $107.5 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(273,028)	$(194,778)
Cash provided by investing activities	210,722	41,806
Cash provided by financing activities	32,298	7,449
Effect of exchange rate changes on cash	75	(1,346)
Net decrease in cash, cash equivalents and restricted cash	$(29,933)	$(146,869)

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

Cash used in operating activities for the six months ended June 30, 2023 was $273.0 million and primarily reflected a net loss of $323.8 million, $6.2 million for the amortization of the discount on purchased marketable debt securities, and $22.2 million for non-cash royalty revenues related to the sale of future royalties to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma and to OMERS, offset by non-cash charges of $66.6 million for stock-based compensation, $10.6 million for depreciation and amortization, $0.1 million for a change in fair value of equity investments in Solid, and $31.0 million for non-cash interest incurred on the liabilities related to the sale of future royalties to RPI and OMERS. Cash used in operating activities also reflected a $17.6 million decrease due to an increase in accounts receivable primarily related to increased revenues and order timing, a $1.5 million decrease due to an increase in inventory primarily for Dojolvi, a decrease of $1.5 million due to a decrease in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, a decrease of $22.2 million due to a decrease in accounts payable, accrued liabilities, and other liabilities primarily due to timing of payments and receipt of invoices, as well as a decrease in manufacturing accruals and general corporate accruals, and the payout of the 2022 annual bonuses, partially offset by $11.6 million increase due to a net decrease in prepaid expenses and other assets primarily related to a decrease in prepaid manufacturing.

Cash used in operating activities for the six months ended June 30, 2022 was $194.8 million and primarily reflected a net loss of $310.5 million and $10.3 million for non-cash royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $65.3 million for stock-based compensation, $3.4 million for the amortization of the premium paid on purchased marketable debt securities, $8.6 million for depreciation and amortization, $19.5 million for a change in fair value of equity investments in Arcturus and Solid, and $12.6 million for non-cash interest incurred on the liability related to the sale of future royalties to RPI. Cash used in operating activities also reflected a $8.9 million decrease due to an increase in accounts receivable primarily related to order timing, a $4.7 million decrease due to an increase in inventory primarily for Dojolvi and Mepsevii, a $6.8 million decrease due to an increase in prepaid expenses and other assets primarily due to an increase in prepaid manufacturing, partially offset by a decrease in receivables due from collaboration partners, and a $4.6 million decrease in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $41.3 million increase due to an increase in accounts payable, accrued, and other liabilities primarily due to an increase in manufacturing and 2022 annual bonus accruals and an increase in accounts payable due to timing of payments, partially offset by the payout of the 2021 annual bonuses.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $210.7 million and was primarily related to proceeds from the sale of marketable debt securities of $14.6 million and maturities of marketable debt securities of $407.2 million, offset by purchases of property, plant, and equipment of $39.0 million, primarily related to purchases for our gene therapy manufacturing plant, purchases of marketable debt securities of $165.3 million, and a milestone payment of $2.5 million recorded as an intangible asset resulting from the achievement of certain commercial milestones related to Dojolvi.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $32.3 million and was primarily comprised of approximately $28.5 million in net proceeds from our ATM offering, net of issuance costs, and $3.8 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

Cash provided by financing activities for the six months ended June 30, 2022 was $7.4 million and was primarily comprised of $7.7 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We will require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, including future milestone payments thereunder, and to further develop our general infrastructure, including build-out of our GMP gene therapy manufacturing facility, and such funding may not be available to us on acceptable terms or at all.

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
•
the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates, products that we have begun to commercialize, and any products that we may develop in the future;
•
the cost of operating our GMP gene therapy manufacturing facility;
•
the number and characteristics of product candidates that we pursue;
•
the cost, timing, and outcomes of regulatory interactions and approvals;
•
the cost and timing of establishing our commercial infrastructure, and distribution capabilities;
•
the impact of macroeconomic conditions, including the general economic slowdown, inflationary pressure, rising interest rates, and potential recessionary environment on our business operations and operating results and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

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

Future minimum lease payments under non-cancellable leases as of June 30, 2023, were approximately $51.7 million, of which $14.7 million is due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of June 30, 2023, we had obligations of approximately $28.6 million, of which $21.4 million is due within one year.

Building construction and improvement agreements relate to the construction and fit-out of the Company’s leased properties. As of June 30, 2023, we had obligations of approximately $9.9 million, of which $1.4 million is expected to be due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2023, we had cash, cash equivalents, and marketable debt securities totaling $618.4 million, compared to $896.7 million as of December 31, 2022, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of June 30, 2023 or December 31, 2022. To date, we have not experienced a loss of principal on any of our investments and as of June 30, 2023, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three and six months ended June 30, 2023, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of June 30, 2023. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
•
We may experience delays in commercialization of our products and other adverse effects if we do not achieve our projected development goals in the time frames we announce and expect.
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
•
We have no experience as a company operating our own manufacturing facility.
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
•
expand upon our manufacturing-related facilities and capabilities, particularly as we ramp up operations at our recently completed GMP gene therapy manufacturing plant;
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

As of June 30, 2023, our available cash, cash equivalents, and marketable debt securities were $618.4 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•
the scope, rate of progress, results, and cost of our clinical studies, nonclinical testing, and other related activities;
•
the cost of manufacturing clinical and commercial supplies of our products and product candidates;
•
the cost of creating additional infrastructure, including facilities and systems, such as systems in our GMP gene therapy manufacturing plant;
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

In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) took control and was appointed receiver of Silicon Valley Bank, or SVB. Further, a portion of our investment portfolio is comprised of money market funds and investment-grade corporate bond securities in financial institutions. Although we had less than 1% of our total cash, cash equivalents and marketable debt securities with SVB as of December 31, 2022, if other banks and financial institutions enter receivership or become insolvent in the future (or if there is a concern that they may do so) in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and the value of our investments may be significantly impaired.

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

We may find it difficult to identify and enroll patients in our clinical studies due to a variety of factors, including the limited number of patients who have the diseases for which our product candidates are being studied and other unforeseen events. Difficulty in enrolling patients could delay or prevent clinical studies of our product candidates.

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

In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require patients to have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. The process of finding and diagnosing patients is costly and time-consuming, especially since the rare diseases we are studying are commonly underdiagnosed. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical studies because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical studies can also adversely impact enrollment. If patients are unwilling to participate in our studies for any reason (such as drug-related side effects), the timeline for and our success in recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed or impaired, the commercial prospects of our product candidates will be harmed, and our ability to generate product sales from any of these product candidates could be delayed or prevented. Delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue.

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

We face an inherent risk of product liability exposure related to the testing of our approved products and product candidates in human clinical trials, as well as in connection with commercialization of our current and future products. If we cannot successfully defend ourselves against claims that any of our approved products or product candidates caused injuries, we could incur substantial liabilities. There can be no assurance that our product liability insurance, which provides coverage in the amount of $15.0 million in the aggregate will be sufficient in light of our current or planned clinical programs. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and Regeneron pursuant to a supply agreement. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to a supply agreement, and the drug product for Dojolvi is prepared by Haupt Pharma AG, pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. During the first quarter 2023, Haupt Pharma announced that it would be closing its Wolfrathshausen, Germany site, which produces the Dojolvi drug product, at the end of 2023. As such, we are in the process of identifying and qualifying an alternative supplier and will be required to transfer activities to such supplier. We cannot provide assurances that identifying and qualifying alternate sources, if available at all, for the Dojolvi drug product or for any of our other drug substances and drug products, and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We focus our research and product development on treatments for rare and ultrarare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare and ultrarare genetic diseases. Some of our current products or clinical programs may also be most appropriate for patients with more severe forms of their disease. For instance, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of Crysvita in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our products and product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are very small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

We, as a company, have limited, recent experience selling and marketing our product and only some of our employees have prior experience promoting other similar products while employed at other companies. As we increase the number and range of our commercialized products, we may experience additional complexities in our sales process and strategy and may encounter difficulties in allocating sufficient resources to sales and marketing of certain products. Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire larger teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product sales to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

Risks Related to Our Business Operations

We have no experience as a company operating our own manufacturing facility and may experience unexpected costs or challenges.

During the second quarter of 2023, we completed construction of our gene therapy manufacturing facility in Bedford, Massachusetts. We do not have experience as a company, however, in operating our own manufacturing facility and we cannot assure that the plant will be fully utilized at all times, particularly as we begin manufacturing operations. We have incurred and will continue to incur significant expenses and costs to operate the facility. As we seek to optimize and operate our manufacturing process at the facility, we will likely face technical and scientific challenges and potential difficulty in recruiting and hiring experienced, qualified personnel at the facility. We may also experience unexpected technical, regulatory, safety, quality or operational issues during manufacturing campaigns. As we expand our commercial footprint to multiple geographies, we may establish multiple manufacturing facilities, which may lead to regulatory delays or prove costly. Even if we are successful, we cannot assure that such additional capacity will be required or that our investment will be recouped. Further, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, actual or threatened public health emergencies, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy.

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

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc., or Dimension, in November 2017, we have recorded on our Consolidated Balance Sheet intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401. We also recorded an intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through June 30, 2023.

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

As described under “Item 1. Business – Government Regulation” of our Annual Report and in the Risk Factor above entitled “ – The insurance coverage and reimbursement status of newly approved products is uncertain” there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. We expect that additional state and federal healthcare reform measures and regulations will be adopted in the future, including proposals to reduce the exclusivity protections provided to already approved biological products and to provide biosimilar and interchangeable biologic products an easier path to approval. Any of these measures and regulations could limit the amounts that federal and state governments will pay for healthcare products and services, result in reduced demand for our product candidates or additional pricing pressures and affect our product development, testing, marketing approvals and post-market activities.

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
•
general market, macroeconomic conditions or geopolitical developments, rising inflation, and the potential recessionary environment;
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

In June 2023, we adopted our 2023 Incentive Plan, or the 2023 Plan, which replaced our 2014 Incentive Plan, following stockholder approval of the plan. Pursuant to our 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2023, there were 4,601,218 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, which was amended and restated in June 2023, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2023, 6,694,377 shares were available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was amended in June 2023, or the Inducement Plan, with a maximum of 850,000 shares available for grant under the plan. At June 30, 2023, 515,719 shares were available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 9, 2023, Eric Crombez, M.D., the Company’s Executive Vice President, Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 35,983 shares of the Company’s common stock between September 8, 2023 and June 7, 2024, subject to certain conditions, 25,327 of which shares are to be acquired upon the exercise of employee stock options.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
10.1*	Amendment No. 13 to Collaboration and License Agreement, effective as of May 16, 2023, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin, Co., Ltd.				X
10.2#	Offer Letter, dated as of June 22, 2023, between Ultragenyx Pharmaceutical Inc. and Howard Horn.	8-K	7/12/2023	10.1
10.3#	Amendment No. 2, dated May 1, 2023, to the Offer Letter between Ultragenyx Pharmaceutical Inc. and Camille Bedrosian, M.D.	10-Q	5/4/2023	10.3
10.4#	2023 Incentive Plan	S-8	6/8/2023	4.4
10.5#	Amended and Restated Employee Stock Purchase Plan	S-8	6/8/2023	4.5
10.6#	First Amendment to Employment Inducement Plan	S-8	6/8/2023	4.7
31.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 3, 2023	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)