Form 10-Q
period 2023-09-30
Ultragenyx Pharmaceutical Inc.
filed 2023-11-03
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, the registrant had 82,114,350 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$72,575	$132,944
Marketable debt securities	369,519	614,818
Accounts receivable, net	79,263	40,445
Inventory	31,802	26,766
Prepaid expenses and other current assets	46,029	68,926
Total current assets	599,188	883,899
Property, plant, and equipment, net	296,811	259,726
Equity investments	4,039	5,531
Marketable debt securities	82,071	148,970
Right-of-use assets	26,427	25,961
Intangible assets, net	157,302	160,105
Goodwill	44,406	44,406
Other assets	27,896	16,846
Total assets	$1,238,140	$1,545,444
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,357	$43,274
Accrued liabilities	178,622	204,678
Contract liabilities	—	1,479
Lease liabilities	12,067	11,779
Liabilities for sales of future royalties	29,932	—
Total current liabilities	253,978	261,210
Lease liabilities	34,555	19,814
Deferred tax liabilities	31,667	31,667
Liabilities for sales of future royalties	875,996	875,439
Other liabilities	10,230	4,820
Total liabilities	1,206,426	1,192,950
Stockholders’ equity:
Preferred stock — 25,000,000 shares authorized; nil outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock — 250,000,000 shares authorized; 72,174,307 and 70,197,297 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	72	70
Treasury stock, at cost, 8,444 and nil shares held as of September 30, 2023 and December 31, 2022, respectively	(381)	—
Deferred compensation obligation	381	—
Additional paid-in capital	3,298,357	3,140,019
Accumulated other comprehensive loss	(2,244)	(6,573)
Accumulated deficit	(3,264,471)	(2,781,022)
Total stockholders’ equity	31,714	352,494
Total liabilities and stockholders’ equity	$1,238,140	$1,545,444

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product sales	$42,349	$32,503	$128,757	$90,019
Royalty revenue	55,703	5,373	106,916	15,634
Collaboration and license	—	52,827	71,184	154,328
Total revenues	98,052	90,703	306,857	259,981
Operating expenses:
Cost of sales	10,987	8,631	33,158	23,001
Research and development	157,245	237,297	487,892	534,981
Selling, general and administrative	74,917	69,841	232,966	205,290
Total operating expenses	243,149	315,769	754,016	763,272
Loss from operations	(145,097)	(225,066)	(447,159)	(503,291)
Interest income	5,881	3,483	18,135	4,876
Change in fair value of equity investments	(1,419)	(1,626)	(1,492)	(21,139)
Non-cash interest expense on liabilities for sales of future royalties	(17,665)	(14,505)	(48,676)	(27,141)
Other expense	(699)	(1,105)	(2,380)	(1,746)
Loss before income taxes	(158,999)	(238,819)	(481,572)	(548,441)
Provision for income taxes	(650)	(6,287)	(1,877)	(7,147)
Net loss	$(159,649)	$(245,106)	$(483,449)	$(555,588)
Net loss per share, basic and diluted	$(2.23)	$(3.50)	$(6.81)	$(7.96)
Weighted-average shares used in computing net loss per share, basic and diluted	71,664,493	70,054,173	70,987,801	69,834,037

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(159,649)	$(245,106)	$(483,449)	$(555,588)
Other comprehensive income (loss):
Foreign currency translation adjustments	(249)	(420)	188	(1,211)
Unrealized gain (loss) on available-for-sale securities	1,103	(888)	4,141	(7,607)
Other comprehensive income (loss):	854	(1,308)	4,329	(8,818)
Total comprehensive loss	$(158,795)	$(246,414)	$(479,120)	$(564,406)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of June 30, 2023	71,465,424	$71	$3,236,879	$(3,098)	$(3,104,822)	$(381)	$381	$129,030
Issuance of common stock in connection with at-the-market offering, net	611,282	1	24,791	—	—	—	—	24,792
Stock-based compensation		—	36,245	—	—	—	—	36,245
Issuance of common stock under equity plan awards, net of tax	97,601	—	442	—	—	—	—	442
Other comprehensive income	—	—	—	854	—	—	—	854
Net loss	—	—	—	—	(159,649)	—	—	(159,649)
Balance as of September 30, 2023	72,174,307	$72	$3,298,357	$(2,244)	$(3,264,471)	$(381)	$381	$31,714

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$—	$—	$352,494
Issuance of common stock in connection with at-the-market offering, net	1,175,584	1	53,298	—	—	—	—	53,299
Stock-based compensation		—	100,780	—	—	—	—	100,780
Issuance of common stock under equity plan awards, net of tax	801,426	1	4,260	—	—	—	—	4,261
Deferred compensation	—	—	—	—	—	(381)	381	—
Other comprehensive income	—	—	—	4,329	—	—	—	4,329
Net loss	—	—	—	—	(483,449)	—	—	(483,449)
Balance as of September 30, 2023	72,174,307	$72	$3,298,357	$(2,244)	$(3,264,471)	$(381)	$381	$31,714

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of June 30, 2022	70,010,398	$70	$3,071,000	$(8,914)	$(2,384,083)	$—	$—	$678,073
Stock-based compensation	—	—	36,096	—	—	—	—	36,096
Issuance of common stock under equity plan awards, net of tax	69,379	—	1,074	—	—	—	—	1,074
Other comprehensive loss	—	—	—	(1,308)	—	—	—	(1,308)
Net loss	—	—	—	—	(245,106)	—	—	(245,106)
Balance as of September 30, 2022	70,079,777	$70	$3,108,170	$(10,222)	$(2,629,189)	$—	$—	$468,829

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$—	$—	$922,561
Stock-based compensation	—	—	101,862	—	—	—	—	101,862
Issuance of common stock under equity plan awards, net of tax	734,779	1	8,811	—	—	—	—	8,812
Other comprehensive loss	—	—	—	(8,818)	—	—	—	(8,818)
Net loss	—	—	—	—	(555,588)	—	—	(555,588)
Balance as of September 30, 2022	70,079,777	$70	$3,108,170	$(10,222)	$(2,629,189)	$—	$—	$468,829

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(483,449)	$(555,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	101,483	101,022
Acquired in-process research and development	—	75,234
Amortization of (discount) premium on marketable debt securities, net	(8,894)	4,349
Depreciation and amortization	17,788	13,263
Change in fair value of equity investments	1,492	21,139
Non-cash royalty revenue	(42,695)	(15,634)
Non-cash interest expense on liabilities for sales of future royalties	48,676	27,141
Other	3,102	564
Changes in operating assets and liabilities:
Accounts receivable	(23,790)	(2,973)
Inventory	(4,974)	(5,496)
Prepaid expenses and other assets	16,584	558
Accounts payable, accrued, and other liabilities	(14,746)	52,416
Contract liabilities	(1,479)	(6,118)
Net cash used in operating activities	(390,902)	(290,123)
Investing activities:
Purchase of property, plant, and equipment	(42,667)	(89,153)
Acquisition, net of cash acquired	—	(75,391)
Purchase of marketable debt securities	(304,789)	(416,161)
Proceeds from sale of marketable debt securities	47,520	82,966
Proceeds from maturities of marketable debt securities	582,230	407,926
Payment for intangible asset	(2,500)	(30,000)
Other	(4,777)	(240)
Net cash provided by (used in) investing activities	275,017	(120,053)
Financing activities:
Proceeds from the sale of future royalties, net	—	490,950
Proceeds from the issuance of common stock in connection with at-the-market offering, net	53,299	—
Proceeds from the issuance of common stock under equity plan awards, net of tax	4,261	8,812
Other	(28)	(436)
Net cash provided by financing activities	57,532	499,326
Effect of exchange rate changes on cash	(641)	(2,427)
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,994)	86,723
Cash, cash equivalents and restricted cash at beginning of period	137,601	309,585
Cash, cash equivalents and restricted cash at end of period	$78,607	$396,308

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets and property, plant, and equipment	$23,360	$1,168
Stock-based compensation capitalized into ending inventory	$2,562	$619
Costs of PP&E included in AP, accrued, and other liabilities	$1,427	$20,435
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$9,430	$7,820

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through September 30, 2023, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company expects it will need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	September 30,
	2023	2022
Cash and cash equivalents	$72,575	$391,651
Restricted cash included in prepaid expenses and other current assets	1,976	517
Restricted cash included in other assets	4,056	4,140
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$78,607	$396,308

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities for the three and nine months ended September 30, 2023 and 2022.

Revenue Recognition

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

Collaboration, License, and Royalty Revenue

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

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$34,222	$—	$—	$34,222
Certificates of deposit and time deposit	—	13,844	—	13,844
Corporate bonds	—	142,398	—	142,398
Commercial paper	—	46,175	—	46,175
Asset-backed securities	—	5,826	—	5,826
U.S. Government Treasury and agency securities	66,437	186,910	—	253,347
Investment in Solid common stock	1,315	—	—	1,315
Other	—	9,890	—	9,890
Total	$101,974	$405,043	$—	$507,017

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposit and time deposit	—	25,972	—	25,972
Corporate bonds	—	427,598	—	427,598
Commercial paper	—	135,393	—	135,393
Asset-backed securities	—	11,980	—	11,980
U.S. Government Treasury and agency securities	27,645	129,345	—	156,990
Debt securities in government-sponsored entities	—	15,855	—	15,855
Investment in Solid common stock	2,807	—	—	2,807
Other	—	4,575	—	4,575
Total	$133,299	$750,718	$—	$884,017

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	September 30, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$34,222	$—	$—	$34,222
Certificates of deposit and time deposit	13,844	—	—	13,844
Corporate bonds	143,261	39	(902)	142,398
Commercial paper	46,175	—	—	46,175
Asset-backed securities	5,844	—	(18)	5,826
U.S. Government Treasury and agency securities	254,053	1	(707)	253,347
Total	$497,399	$40	$(1,627)	$495,812

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposit and time deposit	25,972	—	—	25,972
Corporate bonds	432,211	87	(4,700)	427,598
Commercial paper	135,393	—	—	135,393
Asset-backed securities	12,002	—	(22)	11,980
U.S. Government Treasury and agency securities	157,933	320	(1,263)	156,990
Debt securities in government-sponsored entities	16,005	—	(150)	15,855
Total	$882,363	$407	$(6,135)	$876,635

At September 30, 2023, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. For investments with unrealized losses, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Work-in-process	$19,173	$17,486
Finished goods	12,629	9,280
Total inventory	$31,802	$26,766

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research, clinical study, and manufacturing expenses	$51,520	$73,558
Payroll and related expenses	76,300	78,938
Other	50,802	52,182
Total accrued liabilities	$178,622	$204,678

5. Revenue

The following table disaggregates total revenues from external customers by product sales, royalty revenue, and collaboration and license revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales:
Crysvita	$19,200	$13,184	$57,318	$34,980
Mepsevii	5,633	6,045	22,552	15,839
Dojolvi	16,553	13,274	47,347	39,200
Evkeeza	963	—	1,540	—
Total product sales	42,349	32,503	128,757	90,019
Crysvita royalty revenue	55,703	5,373	106,916	15,634
Collaboration and license revenue:
Crysvita collaboration revenue in profit- share territory	—	51,348	69,705	148,121
Daiichi Sankyo	—	1,479	1,479	6,207
Total collaboration and license revenue	—	52,827	71,184	154,328
Total revenues	$98,052	$90,703	$306,857	$259,981

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
North America	$67,811	$67,012	$214,232	$196,257
Latin America	17,229	14,119	59,096	36,449
Europe	13,012	8,411	32,351	26,114
Japan	—	1,161	1,178	1,161
Total revenues	$98,052	$90,703	$306,857	$259,981

The following table presents changes in the contract liabilities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance of contract liabilities at beginning of period	$1,479	$9,076
Additions	—	89
Deductions	(1,479)	(6,207)
Balance of contract liabilities at end of period, net	$—	$2,958

See Note 7 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 68% and 68% of the total accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively.

6. GeneTx Acquisition

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics LLC, or GeneTx, to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. Pursuant to the terms of the Unitholder Option Agreement, the Company made an upfront payment of $20.0 million for an exclusive option to acquire GeneTx, which was exercisable any time prior to 30 days following FDA acceptance of the Investigational New Drug Application, or IND, for GTX-102. Pursuant to the agreement, upon acceptance of the IND, which occurred in January 2020, the Company elected to extend the option period by paying an option extension payment of $25.0 million during the quarter ended March 31, 2020, which was recorded as an in-process research and development expense. In April 2022, the parties entered into an amendment to the Unitholder Option Agreement, or the Amendment, which provided the Company with an additional, earlier option to acquire GeneTx for an option exercise price of $75.0 million based on the earlier of receipt of interim data in the Phase 1/2 study or a specified date, such option, the Interim Option.

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

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue in profit-share territory:
Collaboration revenue	$—	$51,348	$69,705	$148,121
Royalty revenue	35,160	—	64,221	—
Non-cash royalty revenue	15,070	—	27,524	—
Total revenue in profit-share territory	50,230	51,348	161,450	148,121
Product sales	19,200	13,184	57,318	34,980
Non-cash royalty revenue in European territories	5,473	5,373	15,171	15,634
Total Crysvita revenue	$74,903	$69,905	$233,939	$198,735

Cost Sharing Payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs. As a result, the Company was reimbursed for these costs and operating expenses were reduced as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$940	$3,830	$4,665	$12,770
Selling, general and administrative	2,060	8,365	15,346	26,510
Total	$3,000	$12,195	$20,011	$39,280

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $54.1 million and $27.5 million from profit-share revenue and royalties and other receivables recorded in prepaid expenses and other current assets of $0.4 million and $6.4 million and accrued liabilities of $5.7 million and $3.1 million from commercial and development activity reimbursements, as of September 30, 2023 and December 31, 2022, respectively.

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

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services was recognized over an initial period which was completed during the first quarter of 2022, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer was recognized on a straight-line basis over the remaining technology transfer period, which ended in March 2023, as it was expected that Daiichi Sankyo would receive and consume the benefits consistently throughout the period. The Company’s current obligations under the License Agreement and the Sublicense Agreement were completed following the conclusion of the technology transfer period. Total revenue recognized under the arrangement through September 30, 2023 was $183.3 million.

The Company recognized nil and $1.5 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $6.2 million for the three and nine months ended September 30, 2022, respectively, in revenue for this arrangement. Accordingly, the Company recorded nil and $1.5 million of contract liabilities, net, for this arrangement as of September 30, 2023 and December 31, 2022, respectively.

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

Upon the closing of the transaction in January 2021, the Company made a payment of $50.0 million to Mereo and will be required to make payments of up to $254.0 million upon the achievement of certain clinical, regulatory, and commercial milestones. The Company recognized nil and $9.0 million for the three and nine months ended September 30, 2023, respectively, in research and development expense for achievement of a clinical milestone under this arrangement. The Company will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world (excluding the Mereo Territory), and Mereo will pay the Company a fixed double-digit percentage royalty on net sales in the Mereo Territory.

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

Upon the closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. As the upfront payment was for the Company’s usage of intellectual property with respect to Evkeeza for HoFH, the upfront payment was recorded as an intangible asset, which is amortized over its useful life of 10.5 years.

Under the collaboration agreement, the Company reimbursed Regeneron for development costs of $1.9 million and $6.9 million for the three and nine months ended September 30, 2023, respectively, and $2.5 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, recorded as research and development expense on the Condensed Consolidated Statements of Operations. The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $3.6 million and $6.8 million as of September 30, 2023 and December 31, 2022, respectively.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the nine months ended September 30, 2023 as compared to those disclosed in "Note 8. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

Common stock
As of December 31, 2021	$32,200
Change in fair value	(19,299)
Sale of shares	(10,094)
December 31, 2022	2,807
Change in fair value	(1,492)
September 30, 2023	$1,315

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount), over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to September 30, 2023 have been $67.8 million and $27.5 million, respectively.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rate was approximately 7.3% and 8.2%, for RPI and OMERS, respectively, as of September 30, 2023.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2021	$351,786	$—	$351,786
Net proceeds from sale of future royalties	—	490,950	490,950
Royalty revenue	(21,692)	—	(21,692)
Non-cash interest expense	35,095	19,300	54,395
December 31, 2022	365,189	510,250	875,439
Royalty revenue	(15,171)	(12,446)	(27,617)
Non-cash interest expense	25,598	32,508	58,106
September 30, 2023	$375,616	$530,312	$905,928

9. Stock-Based Awards

As of September 30, 2023, there were 462,276 shares subject to outstanding awards under the 2014 Incentive Plan that were cancelled or forfeited and are now available under the 2023 Incentive Plan, or the 2023 Plan. As of September 30, 2023, there were 4,960,091 shares available under the 2023 Plan, 6,694,377 shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 408,189 shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$191	$225	$862	$730
Research and development	19,113	20,251	56,371	57,588
Selling, general and administrative	15,573	15,285	44,236	42,695
Total stock-based compensation expense	$34,877	$35,761	$101,469	$101,013

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock, restricted stock units, and performance stock units	14,585,014	11,969,532	14,117,741	11,114,822
Employee stock purchase plan	66,735	44,649	37,156	15,047
	14,651,749	12,014,181	14,154,897	11,129,869

11. Equity Transactions

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. During the three and nine months ended September 30, 2023, there were 611,282 and 1,175,584 shares sold on the ATM, respectively, resulting in net proceeds of $24.8 million and $53.3 million, respectively. There were no shares sold on the ATM for the three and nine months ended September 30, 2022. As of September 30, 2023, the Company has sold a total of 2,225,956 shares on the ATM, resulting in net proceeds of $132.2 million.

12. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, also serve as board members of the foundation, whereby a $1.0 million contribution will be paid out to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded nil and $0.3 million as research and development expense for this agreement for the three and nine months ended September 30, 2023, respectively, and nil for the three and nine months ended September 30, 2022. A total of $0.5 million has been recorded as research and development expense for this agreement to date.

13. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Foreign currency translation adjustments	$(657)	$(845)
Unrealized loss on available-for-sale securities	(1,587)	(5,728)
Total accumulated other comprehensive loss	$(2,244)	$(6,573)

14. Subsequent Events

Underwritten Public Offering

In October 2023, the Company completed an underwritten public offering in which 9,833,334 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,500,000 shares, at a public offering price of $30.00 per share. In connection with the offering, the Company sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,666,722 shares of common stock at a purchase price of $29.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that the Company received from the offering were $326.5 million, net of underwriting discounts and commissions.

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

The following table summarizes our approved products and clinical product candidate pipeline:

Recent Program Updates

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

In October 2023 at the American Society for Bone and Mineral Research 2023 Annual Meeting (ASBMR), we and Mereo announced interim data from the Phase 2 portion of the Phase 2/3 Orbit study that demonstrated that treatment with UX143 significantly reduced incidence of fractures in patients with OI with at least six months of follow-up and continued to demonstrate ongoing and meaningful improvements in lumbar spine bone mineral density (BMD). As of the cut-off date on August 4, 2023 and following at least six months of treatment with setrusumab, the annualized fracture rate across all 24 patients in the Phase 2 portion of the study was reduced by 67%. The median annualized fracture rate of 0.72 in the two years prior to treatment was reduced to 0.00 (n=24, p=0.042) during the mean treatment duration period of nine months. Such fractures excluded fractures of the fingers, toes, skull and face consistent with the Phase 3 study design. As of the data cut-off, there were no treatment-related serious adverse events observed in the study. We expect to share additional, longer-term Phase 2 data in 2024. The Phase 3 portion of the study is currently targeting to enroll up to 195 patients at 50 sites across 12 countries. The Phase 3 Cosmic study is an active-controlled study evaluating the effect of setrusumab compared to intravenous bisphosphonate (IV-BP) therapy on annualized total fracture rate in patients aged 2 to <5 years. The Cosmic study is targeting to enroll approximately 65 patients at more than 20 global sites.

GTX-102 for the treatment of Angelman Syndrome

In October 2023 at the company's Analyst Day, we presented data from the extension cohorts (Cohorts 4-7) in the Phase 1/2 study for GTX-102 that demonstrated clinically meaningful improvements in multiple domains. Quantitative data showed improvements across multiple clinical domains compared to natural history data, where available, and clinical changes were associated with quantitative changes in EEG. Long term data showed patients who stopped and restarted treatment reacquired previously gained developmental skills when they were re-dosed with the current regimen. As of the data cut off date, there had been no additional treatment-related serious adverse events, or SAEs, including lower extremity weakness, since November 2022. We expect to share data from the dose expansion cohorts (Cohorts A-E) on at least 20 patients who have been on therapy for at least six months in the first half of 2024.

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

DTX301 for the treatment of Ornithine Transcarbamylase, or OTC, deficiency

We are currently randomizing and dosing patients in our 64-week Phase 3 study of DTX301. The patients in the study will be randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. We plan to enroll approximately 50 patients 12 years of age and older. The co-primary endpoints are the percentage of patients who achieve a response, as measured by discontinuation or reduction in baseline disease management, and the 24-hour plasma ammonia levels. We expect to complete enrollment for the Phase 3 study in the first half of 2024.

UX701 for the treatment of Wilson disease

In October 2023 at the company's Analyst Day, we announced that four out of five patients in first cohort (5.0 x 10^12 GC/kg) had reductions in urinary copper and were tapering off of chelators and/or zinc therapy, including two of three earlier treated patients in the cohort that were now completely off standard of care therapy. As of the data cut-off date, October 8, 2023, UX701 had been generally well tolerated with no treatment-related SAEs.

We are currently enrolling and dosing patients in the first stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. Dosing in Cohort 2 has been completed. he data safety monitoring board (DSMB) is scheduled to meet and will review the available safety data from Cohort 2 before making a recommendation on escalating to the third dose level (2.0 x 10^13 GC/kg dose). During this stage, the safety and efficacy of up to three dose levels of UX701 will be evaluated over the course of 52 weeks and a dose will be selected for further evaluation in Stage 2. The seamless study is expected to complete dosing of all 3 dose cohorts in Stage 1 around the end of 2023 and these data are expected in the first half of 2024.

Corporate Update

During the third quarter of 2023, we announced the appointment of Howard Horn as our Chief Financial Officer (CFO) and Executive Vice President, Corporate Strategy, effective October 9, 2023. In this role, Howard is responsible for leading the finance, accounting, corporate strategy, and investor relations functions. He reports to Dr. Emil D. Kakkis and serves on the Executive Leadership Team.

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

We have incurred net losses in each year since inception. Our net loss was $159.6 million and $483.4 million for the three and nine months ended September 30, 2023, respectively, and $245.1 million and $555.6 million for the three and nine months ended September 30, 2022, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $98.1 million and $306.9 million for the three and nine months ended September 30, 2023, respectively, as compared to $90.7 million and $260.0 million for the three and nine months ended September 30, 2022, respectively. The increases in revenue were largely driven by increases in demand for our approved products.

As of September 30, 2023, we had $524.2 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Product sales:
Crysvita	$19,200	$13,184	$6,016	46%
Mepsevii	5,633	6,045	(412)	-7%
Dojolvi	16,553	13,274	3,279	25%
Evkeeza	963	—	963	100%
Total product sales	42,349	32,503	9,846	30%
Crysvita royalty revenue	55,703	5,373	50,330	*
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	—	51,348	(51,348)	-100%
Daiichi Sankyo	—	1,479	(1,479)	-100%
Total collaboration and license revenue	—	52,827	(52,827)	-100%
Total revenues	$98,052	$90,703	$7,349	8%
* Not meaningful

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Product sales:
Crysvita	$57,318	$34,980	$22,338	64%
Mepsevii	22,552	15,839	6,713	42%
Dojolvi	47,347	39,200	8,147	21%
Evkeeza	1,540	—	1,540	100%
Total product sales	128,757	90,019	38,738	43%
Crysvita royalty revenue	106,916	15,634	91,282	584%
Collaboration and license revenue:
Crysvita collaboration revenue in profit-share territory	69,705	148,121	(78,416)	-53%
Daiichi Sankyo	1,479	6,207	(4,728)	-76%
Total collaboration and license revenue	71,184	154,328	(83,144)	-54%
Total revenues	$306,857	$259,981	$46,876	18%

Our product sales increased $9.8 million and $38.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases are primarily due to increases in demand for Crysvita in Latin America as the number of patients on therapy continues to grow and continued increase in demand for our other approved products, and increases in revenue on our named patient programs.

Our Crysvita royalty revenue increased $50.3 million and $91.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases are primarily the result of the transition of commercial responsibilities to KKC in the profit share territory in April 2023. Post transition, we are recognizing our revenue share for Crysvita sales in the profit-share territory as royalty revenue, which was previously recorded as collaboration revenue prior to the transition. Third quarter Crysvita revenue for 2023 in the U.S. was impacted by a decrease in channel inventory related to KKC's change from Ultragenyx labeled product to KKC’s labeled product as part of the transition of North America commercialization responsibilities for Crysvita from the Company to KKC.

Our share of Crysvita collaboration revenue in the profit-share territory decreased by $51.3 million and $78.4 million, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases are primarily related to the transition of the Crysvita commercialization responsibilities to KKC in April 2023. Post transition, we will continue to receive a revenue share for Crysvita sales in the profit-share territory which is now being recorded as royalty revenue.

Our revenue from the Daiichi Sankyo arrangement decreased by $1.5 million and $4.7 million, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases are primarily due to the completion of the technology transfer and the technology transfer period as of March 2023.

Cost of Sales (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Cost of sales	$10,987	$8,631	$2,356	27%

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Cost of sales	$33,158	$23,001	$10,157	44%

Cost of sales increased by $2.4 million and $10.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in cost of sales was due to increased demand for our approved products, partially offset by a decrease in the Crysvita transfer price on sales of the product in Latin America from 35% prior to December 31, 2022, to 30% in 2023.

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

Commercial programs include costs for disease monitoring programs and certain regulatory and medical affairs support activities for programs after commercial approval. Clinical programs include study conduct and manufacturing costs related to clinical program candidates. Translational research includes costs for preclinical study work and costs related to preclinical programs prior to IND filing. Upfront license, acquisition, and milestone fees include any significant expenses related to strategic licensing agreements. Infrastructure costs include direct costs related to laboratory, IT, and equipment depreciation costs, and overhead allocations for human resources, IT and other allocable costs.

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Commercial programs	$11,723	$24,923	$(13,200)	-53%
Clinical programs:
Gene therapy programs	43,743	34,498	9,245	27%
Biologic and nucleic acid programs	27,852	26,325	1,527	6%
Translational research	15,078	22,486	(7,408)	-33%
Upfront license, acquisition, and milestone fees	—	75,234	(75,234)	-100%
Infrastructure	18,992	17,672	1,320	7%
Stock-based compensation	19,113	20,251	(1,138)	-6%
Other research and development	20,744	15,908	4,836	30%
Total research and development expenses	$157,245	$237,297	$(80,052)	-34%

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Commercial programs	$42,473	$54,266	$(11,793)	-22%
Clinical programs:
Gene therapy programs	122,972	110,521	12,451	11%
Biologic and nucleic acid programs	80,730	68,651	12,079	18%
Translational research	53,907	64,128	(10,221)	-16%
Upfront license, acquisition, and milestone fees	9,000	75,234	(66,234)	-88%
Infrastructure	56,950	51,739	5,211	10%
Stock-based compensation	56,371	57,588	(1,217)	-2%
Other research and development	65,489	52,854	12,635	24%
Total research and development expenses	$487,892	$534,981	$(47,089)	-9%

Total research and development expenses decreased $80.1 million and $47.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The change in research and development expenses was primarily due to:

•
for commercial programs, decreases of $13.2 million and $11.8 million for the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2023 was primarily related to reduced Crysvita support due to transition of commercial activities in North America to KKC, partially offset by reimbursement of Regeneron collaboration expenses. The decrease for the nine months ended September 30, 2023 was primarily due to transition of Crysvita commercial activities in North America to KKC, partially offset by reimbursement of Regeneron collaboration expenses and increased personnel costs for Evkeeza;

•
for gene therapy programs, increases of $9.2 million and $12.5 million for the three and nine months ended September 30, 2023, respectively, primarily related to the addition of the development costs for the UX111 program acquired from Abeona Therapeutics in May 2022, and an increase in production materials purchases for internal manufacturing, partially offset by decreases in external clinical manufacturing expenses for DTX401;
•
for biologic and nucleic acid programs, increases of $1.5 million and $12.1 million for the three and nine months ended September 30, 2023, respectively, primarily related to the continued clinical progress of the UX143 program and related clinical manufacturing and clinical and other development expenses related to the continued progress of the GTX-102 program, partially offset by a reduction in development expense on UX053;
•
for translational research, decreases of $7.4 million and $10.2 million for the three and nine months ended September 30, 2023, respectively, primarily related to decreases in manufacturing and headcount expense for IND-stage projects;
•
for upfront license, acquisition, and milestone fees, decreases of $75.2 million and $66.2 million for the three and nine months ended September 30, 2023, respectively, due to $9.0 million related to fees for achievement of a clinical enrollment milestone for the UX143 program recognized during the nine months ended September 30, 2023, as compared to $75.2 million recognized from the GeneTx acquisition during the three and nine months ended September 2022;
•
for infrastructure, increases of $1.3 million and $5.2 million for the three and nine months ended September 30, 2023, respectively, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, decreases of $1.1 million and $1.2 million for the three and nine months ended September 30, 2023, respectively, primarily related to increased capitalization of compensation costs related to increased personnel for the construction of our gene therapy plant, along with changes in estimates related to achievement of performance goals for certain performance-based awards; and
•
for other research and development expenses, increases of $4.8 million and $12.6 million for the three and nine months ended September 30, 2023, respectively, primarily related to increased staffing and material costs to support internal manufacturing, and increased administrative and general support.

We expect our annual research and development expenses to continue to moderate in the future as we advance our product candidates through clinical development. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs, and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Selling, general and administrative	$74,917	$69,841	$5,076	7%

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Selling, general and administrative	$232,966	$205,290	$27,676	13%

Selling, general and administrative expenses increased by $5.1 million and $27.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases in selling, general and administrative expenses were primarily due to increases in commercialization costs and professional services costs, as well as a one-time legal accrual for the nine months ended September 30, 2023.

We expect selling, general and administrative expenses to decrease in the future as we continue to support our approved products and multiple clinical-stage product candidates, with expected decreases in commercial activities due to transition of Crysvita commercial responsibilities to our partner in the profit-share territory.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Interest income	$5,881	$3,483	$2,398	69%

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Interest income	$18,135	$4,876	$13,259	272%

Interest income increased by $2.4 million and $13.3 million, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to increases in interest rates.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Change in fair value of equity investments	$(1,419)	$(1,626)	$207	-13%

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Change in fair value of equity investments	$(1,492)	$(21,139)	$19,647	-93%

For the three and nine months ended September 30, 2022, we recorded a net decrease in the fair value of our equity investments of $1.6 million and $21.1 million, respectively, due to unrealized losses on our investments in Arcturus Therapeutics Holdings, Inc., or Arcturus, common stock of $0.5 million and $11.1 million during the three and nine months ended September 30, 2022, respectively, and unrealized losses on our investments in Solid Biosciences Inc., or Solid, common stock of $1.1 million and $10.0 million during the three and nine months ended September 30, 2022, respectively. As of December 31, 2022, we had sold all our remaining equity investments in Arcturus.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(17,665)	$(14,505)	$(3,160)	22%

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(48,676)	$(27,141)	$(21,535)	79%

The non-cash interest expense on liabilities for sales of future royalties increased by $3.2 million and $21.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. This was primarily due to the partial sale of North American Crysvita royalties to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, in July 2022, which resulted in higher interest expense. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Other expense	$(699)	$(1,105)	$406	-37%

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Other expense	$(2,380)	$(1,746)	$(634)	36%

Other expense decreased by $0.4 million and increased by $0.6 million, respectively, for the three and nine months ended September 30, 2023, compared to the same periods in 2022. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Provision for income taxes	$(650)	$(6,287)	$5,637	-90%

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
Provision for income taxes	$(1,877)	$(7,147)	$5,270	-74%

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures and the significant taxable income generated as a result of our sale of royalties in July 2022, we recorded a one-time discrete tax expense of $5.9 million for the three and nine months ended September 30, 2022. The discrete tax expense is for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards in certain states. We realized no benefit for current year losses due to a full valuation allowance against the U.S. net deferred tax assets.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of September 30, 2023, we had $524.2 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In October 2023, we completed an underwritten public offering in which 9,833,334 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,500,000 shares, at a public offering price of $30.00 per share. In connection with the offering, we sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,666,722 shares of common stock at a purchase price of $29.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that we received from the offering were $326.5 million, net of underwriting discounts and commissions.

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. 611,282 and 1,175,584 shares were sold under this arrangement for the three and nine months ended September 30, 2023, respectively, for net proceeds of approximately $24.8 million and $53.3 million, respectively. No shares were sold under this arrangement for the three and nine months ended September 30, 2022. As of September 30, 2023, net proceeds from shares sold under the arrangement were approximately $132.2 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(390,902)	$(290,123)
Cash provided by (used in) investing activities	275,017	(120,053)
Cash provided by financing activities	57,532	499,326
Effect of exchange rate changes on cash	(641)	(2,427)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(58,994)	$86,723

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

Cash used in operating activities for the nine months ended September 30, 2023 was $390.9 million and primarily reflected a net loss of $483.4 million, $8.9 million for the amortization of the discount on purchased marketable debt securities, and $42.7 million for non-cash royalty revenues related to the sale of future royalties to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma and to OMERS, offset by non-cash charges of $101.5 million for stock-based compensation, $17.8 million for depreciation and amortization, $1.5 million for a change in fair value of equity investments in Solid, and $48.7 million for non-cash interest incurred on the liabilities related to the sale of future royalties to RPI and OMERS. Cash used in operating activities also reflected a $23.8 million decrease due to an increase in accounts receivable primarily related to timing of invoices received, increased revenues, and order timing, a $5.0 million decrease due to an increase in inventory primarily for Dojolvi, a decrease of $1.5 million due to a decrease in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, and a decrease of $14.7 million due to a decrease in accounts payable, accrued liabilities, and other liabilities primarily due to timing of payments and receipt of invoices, as well as a decrease in manufacturing accruals and the payout of the 2022 annual bonuses, partially offset by a $16.6 million increase due to a net decrease in prepaid expenses and other assets primarily related to a decrease in prepaid manufacturing.

Cash used in operating activities for the nine months ended September 30, 2022 was $290.1 million and primarily reflected a net loss of $555.6 million and $15.6 million for non-cash collaboration royalty revenues related to the sale of future royalties to RPI, offset by non-cash charges of $101.0 million for stock-based compensation, $75.2 million for acquired in-process research and development expense, $4.3 million for the amortization of the premium paid on purchased marketable debt securities, $13.3 million for depreciation and amortization, $21.1 million for a change in fair value of equity investments in Arcturus and Solid, and $27.1 million for non-cash interest incurred on the liabilities related to the sale of future royalties to RPI and OMERS. Cash used in operating activities also reflected a $3.0 million decrease due to an increase in accounts receivable primarily related to order timing, a $5.5 million decrease due to an increase in inventory primarily for Mepsevii and Dojolvi, and a decrease of $6.1 million in contract liabilities, net, related to the revenue recognized from the license agreements with Daiichi Sankyo, offset by a $52.4 million increase in accounts payable, accrued liabilities, and other liabilities primarily due to timing of payments and receipt of invoices, as well as an increase in manufacturing accruals and income taxes payable, partially offset by the payout of the 2021 annual bonuses, and a $0.6 million increase due to a net decrease in prepaid expenses and other assets.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $275.0 million and was primarily related to proceeds from the sale of marketable debt securities of $47.5 million and maturities of marketable debt securities of $582.2 million, offset by purchases of property, plant, and equipment of $42.7 million, primarily related to purchases for our gene therapy manufacturing plant, purchases of marketable debt securities of $304.8 million, and a milestone payment of $2.5 million recorded as an intangible asset resulting from the achievement of certain commercial milestones related to Dojolvi.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $57.5 million and was primarily comprised of approximately $53.3 million in net proceeds from our ATM offering, net of issuance costs, and $4.3 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

Cash provided by financing activities for the nine months ended September 30, 2022 was $499.3 million and was primarily comprised of $491.0 million in net proceeds from the partial sale of future North America Crysvita royalties to OMERS and $8.8 million in net proceeds from the issuance of common stock pursuant to equity plan awards.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We will likely require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, including future milestone payments thereunder, and to further develop our general infrastructure and such funding may not be available to us on acceptable terms or at all.

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

Future minimum lease payments under non-cancellable leases as of September 30, 2023, were approximately $59.0 million, of which $16.0 million is due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of September 30, 2023, we had obligations of approximately $28.6 million, of which $21.1 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2023, we had cash, cash equivalents, and marketable debt securities totaling $524.2 million, compared to $896.7 million as of December 31, 2022, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of September 30, 2023 or December 31, 2022. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2023, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three and nine months ended September 30, 2023, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of September 30, 2023. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We will likely need to raise additional capital to fund our activities. Such additional financing may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

As of September 30, 2023, our available cash, cash equivalents, and marketable debt securities were $524.2 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and Regeneron pursuant to a supply agreement. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to a supply agreement, and the drug product for Dojolvi is prepared by Haupt Pharma AG, pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. During the first quarter 2023, Haupt Pharma announced that it would be closing its Wolfrathshausen, Germany site, which produces the Dojolvi drug product, at the end of 2023. As such, we are in the process of qualifying an alternative supplier and will be required to transfer activities to such supplier. We cannot provide assurances that identifying and qualifying alternate sources, if available at all, for the Dojolvi drug product or for any of our other drug substances and drug products, and establishing relationships with such sources would not result in significant expense or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We expect to need additional managerial, operational, marketing, financial, legal, and other resources to support our development and commercialization plans and strategies. In order to successfully commercialize our products as well as any additional products that may result from our development programs or that we acquire or license from third parties, we are expanding our commercial infrastructure in Europe, Latin America and the Asia-Pacific region. This infrastructure consists of both office based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

During the second quarter of 2023, we completed construction of our gene therapy manufacturing facility in Bedford, Massachusetts. Prior to construction of this facility, we did not previously have experience as a company in operating our own manufacturing facility and we cannot assure that the plant will be fully utilized at all times, particularly as we begin manufacturing operations. We have incurred and will continue to incur significant expenses and costs to operate the facility. As we seek to optimize and operate our manufacturing process at the facility, we will likely face technical and scientific challenges and potential difficulty in recruiting and hiring experienced, qualified personnel at the facility. We may also experience unexpected technical, regulatory, safety, quality or operational issues during manufacturing campaigns. As we expand our commercial footprint to multiple geographies, we may establish multiple manufacturing facilities, which may lead to regulatory delays or prove costly. Even if we are successful, we cannot assure that such additional capacity will be required or that our investment will be recouped. Further, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, actual or threatened public health emergencies, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy.

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

Even though we have orphan drug designation for UX111, UX143, DTX301, DTX401 and UX701 in the U.S. and Europe and for GTX 102 in the U.S., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Our operating results would be adversely impacted if our intangible assets become impaired.

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc., or Dimension, in November 2017, we have recorded on our Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401. We also recorded an intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through September 30, 2023.

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

Our research and development activities, including our process and analytical development activities in our quality control laboratory, and our and our third-party manufacturers’ and suppliers’ activities, including activities related to the build-out and operation of our gene therapy manufacturing facility, involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates, such as viruses, and other hazardous compounds, which subjects us to laws and regulations governing such activities. In some cases, these hazardous materials and various wastes resulting from their use are stored at our or our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, and business operations or environmental damage that could result in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages—and such liability could exceed our resources—and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

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

•
natural disasters and geopolitical and economic instability, including wars, terrorism, political unrest (including, for example the conflict between Russia and Ukraine, the conflict between Israel and surrounding areas, and the rising tensions between China and Taiwan), results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (including for example, the COVID-19 pandemic), rising inflation, the potential recessionary environment, the potential shutdown of the U.S. federal government, boycotts and resulting staffing shortages, adoption or expansion of government trade restrictions, and other business restrictions;
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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information, and may experience similar incidents in the future. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted flexible working arrangements following the COVID-19 pandemic. Improper or inadvertent behavior by employees, contractors and others with permitted access to our systems, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information, or personal information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability.

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

In June 2023, we adopted our 2023 Incentive Plan, or the 2023 Plan, which replaced our 2014 Incentive Plan, following stockholder approval of the plan. Pursuant to our 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2023, there were 4,960,091 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, which was amended and restated in June 2023, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2023, 6,694,377 shares were available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was amended in June 2023, or the Inducement Plan, with a maximum of 850,000 shares available for grant under the plan. At September 30, 2023, 408,189 shares were available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no Section 16 officer or director of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/12/2021	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
10.1#	Offer Letter dated June 22, 2023 between Howard Horn and Ultragenyx Pharmaceutical Inc.	8-K	7/12/2023	10.1
10.2#	Amendment dated September 6, 2023 to the Offer Letter between Howard Horn and Ultragenyx Pharmaceutical Inc.	8-K	9/8/2023	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 2, 2023	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: November 2, 2023	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)