Form 10-K
period 2023-12-31
Ultragenyx Pharmaceutical Inc.
filed 2024-02-21
CIK 1515673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2023 was approximately $3.1 billion, based upon the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded as such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2024, the Company had 82,335,687 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders, to be held on or about June 18, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
stagnating or worsening business and economic conditions and increasing geopolitical instability, including inflationary pressures, general economic slowdown or a recession, high interest rates, foreign exchange rate volatility, financial institution instability, a potential government shutdown, and changes in monetary policy;
•
the impact of market conditions and volatility on unrealized gains or losses on our nonqualified deferred compensation plan investments and our financial results; and
•
other risks and uncertainties, including those listed under “Part I, Item 1A. Risk Factors.”

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company committed to bringing novel products to patients for the treatment of serious rare and ultrarare genetic diseases. We have built a diverse portfolio of approved therapies and product candidates aimed at addressing diseases with high unmet medical need and clear biology for treatment, for which there are typically no approved therapies treating the underlying disease.

We were founded in April 2010 by our President and Chief Executive Officer, Emil Kakkis, M.D., Ph.D., and are led by a management team experienced in the development and commercialization of rare disease therapeutics. Our strategy is predicated upon time- and cost-efficient drug development, with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Our Strategy

The critical components of our business strategy include the following:

•
Focus on rare and ultrarare genetic diseases with significant unmet medical need and clear biology. There are numerous rare and ultrarare genetic diseases that currently have no drug therapy approved that treat the underlying disease. Patients suffering from these diseases often have a significant morbidity and/or mortality. We focus on developing and commercializing therapies for multiple such indications with the utmost urgency. We also focus on diseases that have biology that is well understood. We believe that developing drugs that directly impact known disease pathways will increase the probability of success of our development programs. Our modalities of biologics, small molecules, adeno-associated virus, or AAV, gene therapy, and nucleic acids provide us with what we believe is an optimal set of options to treat genetic diseases by selecting the best treatment strategy available for each disease.
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

Approved Products and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, AAV gene therapy, and nucleic acid product candidates.

We have four commercially approved products, Crysvita® (burosumab) for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, Mepsevii® (vestronidase alfa) for the treatment of mucopolysaccharidosis VII, or MPSVII or Sly Syndrome, Dojolvi® (triheptanoin) for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, and Evkeeza® (evinacumab) for the treatment of homozygous familial hypercholesterolemia, or HoFH. The following table summarizes our approved products and pipeline of clinical product candidates:

Approved Products

Crysvita for the treatment of XLH and TIO

Crysvita is a fully human monoclonal antibody administered via subcutaneous injection, that targets fibroblast growth factor 23, or FGF23, developed for the treatment of XLH. XLH is a rare, hereditary, progressive, and lifelong musculoskeletal disorder characterized by renal phosphate wasting caused by excess FGF23 production. There are approximately 48,000 patients with XLH in the developed world, including approximately 36,000 adults and 12,000 children. Crysvita is the only approved treatment that addresses the underlying cause of XLH. Crysvita is approved in the U.S., the EU and certain other regions for the treatment of XLH in adult and pediatric patients one year of age and older.

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

We are collaborating with Kyowa Kirin Co., Ltd., or KKC, and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

Please see “—License and Collaboration Agreements—Approved Products— Kyowa Kirin Co., Ltd.” for a description of our collaboration and license agreement with KKC.

Mepsevii for the treatment of MPS VII

Mepsevii is an enzyme replacement therapy administered intravenously, or IV, that replaces the missing enzyme (beta-glucuronidase), developed for the treatment of Mucopolysaccharidosis VII, also known as MPS VII or Sly syndrome. MPS VII is a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII and is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the U.S., the EU and certain other regions for the treatment of children and adults with MPS VII.

Please see “—License and Collaboration Agreements—Approved Products—Saint Louis University” for a description of our license agreement with Saint Louis University.

Dojolvi for the treatment of LC-FAOD

Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride administered orally, designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement, developed for people with long-chain fatty acid oxidation disorders, or LC-FAOD. LC-FAOD represents a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is approved in the U.S. and certain other regions as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

Please see “—License and Collaboration Agreements—Approved Products—Baylor Research Institute” for a description of our license agreement with Baylor Research Institute.

Evkeeza for the treatment of HoFH

Evkeeza is a fully human monoclonal antibody administered by IV, that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism, developed for the treatment of homozygous familial hypercholesterolemia, or HoFH, a rare inherited condition. HoFH occurs when two copies of the familial hypercholesterolemia, or FH-causing genes are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of LDL-C, or bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals, or Regeneron. It is also approved in the European Economic Area, or EEA, as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol, or LDL-C, lowering therapies to treat adults and adolescents aged five years and older with clinical HoFH. There are approximately 3,000 to 5,000 patients with HoFH in the developed world outside of the U.S.

Please see “—License and Collaboration Agreements—Approved Products—Regeneron” for a description of our license agreement with Regeneron Pharmaceuticals.

Clinical Product Candidates

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

UX143 (setrusumab) is a fully human monoclonal antibody administered by IV that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. Setrusumab is being developed for the treatment of OI, or brittle bone disease, which is caused by variants in the COL1A1 or COL1A2 genes, leading to either reduced or abnormal collagen and changes in bone metabolism. There are an estimated 60,000 patients in the developed world affected by OI. UX143 has received orphan drug designation from the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, rare pediatric disease designation from the FDA, and was accepted into the EMA’s Priority Medicines program, or PRIME, program. Setrusumab is subject to our collaboration agreement with Mereo and is the lead clinical asset in our bone endocrinology franchise.

In June 2023, we, along with our collaboration partner, Mereo, announced positive data from the dose-selection Phase 2 portion of the Phase 2/3 Orbit study, which demonstrated that setrusumab rapidly induced bone production in patients aged five to 25 with OI. Across all patients evaluated as of the data cut-off, setrusumab demonstrated statistically significant increases in levels of serum P1NP, a sensitive marker of bone formation, and a substantial and significant improvement in bone mineral density (BMD) by three months.

As of the data cut-off for our June 2023 announcement, serum P1NP levels through at least one month of treatment were available from all 24 patients enrolled in the Phase 2 portion of Orbit and demonstrated that treatment with setrusumab significantly increased serum P1NP in both dosing cohorts, peaking at one to two weeks and again, as expected, after the two-month dosing timepoint. Lumbar spine BMD data were available in 17 of 24 Orbit patients at the 3-month timepoint. Treatment with setrusumab for three months resulted in an increase in lumbar spine BMD from baseline of 9.4% at 20 mg/kg (n=10), which represents a substantial mean change in Z-score of +0.65 from -2.12 (n=11) at baseline.

In October 2023 at the American Society for Bone and Mineral Research 2023 Annual Meeting (ASBMR), we and Mereo announced additional interim data from the Phase 2 portion of the Phase 2/3 Orbit study that demonstrated that treatment with UX143 significantly reduced incidence of fractures in patients with OI with at least six months of follow-up and continued to demonstrate ongoing and meaningful improvements in lumbar spine BMD. As of the data cut-off on August 4, 2023 and following at least six months of treatment with setrusumab, the annualized fracture rate across all 24 patients in the Phase 2 portion of the study was reduced by 67%. The median annualized fracture rate of 0.72 in the two years prior to treatment was reduced to 0.00 (n=24, p=0.042) during the mean treatment duration period of nine months. Such fractures excluded fractures of the fingers, toes, skull and face consistent with the Phase 3 study design. As of the data cut-off for our October 2023 announcement, there were no treatment-related serious adverse events observed in the study.

The Phase 3 portion of the Orbit study is expected to enroll approximately 150 patients and be fully enrolled around the end of the first quarter of 2024. Additional, longer-term Phase 2 data from the Orbit study are expected in 2024. The Phase 3 Cosmic study is an active-controlled study evaluating the effect of setrusumab compared to intravenous bisphosphonate (IV-BP) therapy on annualized total fracture rate in patients aged 2 to <5 years. Cosmic is targeting to enroll approximately 50 patients or more at more than 20 global sites and is expected to complete enrollment in the first half of 2024.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Mereo” for a description of our license and collaboration agreement with Mereo.

GTX-102 for the treatment of Angelman Syndrome

GTX-102 is an antisense oligonucleotide, or ASO, administered by intrathecal injection (IT) that inhibits expression of the paternal UBE3A antisense. GTX-102 is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 has received Fast Track Designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA and has been accepted into the EMA’s Priority Medicines program, or PRIME, program.

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

In October 2023, at the Company's Analyst Day, we presented data from the extension cohorts (Cohorts 4-7) in the Phase 1/2 study for GTX-102 that demonstrated clinically meaningful improvements in multiple domains. We presented quantitative data that showed improvements across multiple clinical domains compared to natural history data, where available, and clinical changes were associated with quantitative changes in EEG. Long-term data showed patients who stopped and restarted treatment reacquired previously gained developmental skills when they were re-dosed with the current regimen. As of the data cut-off date, October 3, 2023, there had been no additional treatment-related serious adverse events, or SAEs, since November 2022.

In January 2024, we announced that enrollment in the expansion cohorts had been completed with a total of 53 patients enrolled. Across the Phase 1/2, including the dose escalation and expansion cohorts, there are a total of 74 patients enrolled in the Phase 1/2 study. The expansion cohorts will evaluate many of the same safety, pharmacokinetic, and efficacy measures as the previously enrolled dose escalation cohorts plus some new evaluations. The next safety and efficacy data update is expected in the first half of 2024 and is planned to include at least 20 expansion cohort patients with a minimum of Day 170 data.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—GeneTx” for a description of our license agreement with GeneTx.

UX111 for the treatment of Sanfilippo syndrome type A or MPS IIIA

UX111 (formerly ABO-102) is an adeno-associated virus 9, or AAV9, gene therapy product candidate, administered by a one-time IV infusion that provides the cross-correcting enzyme that enables the break down of Heparan sulfate, or HS. UX111 is being developed for the treatment of patients with Sanfilippo syndrome type A, or MPS IIIA, a rare lysosomal storage disease with no approved treatment, which primarily affects the central nervous system. There are an estimated 3,000 to 5,000 patients in the developed world affected by Sanfilippo syndrome type A. The program was acquired through an exclusive license agreement with Abeona Therapeutics, or Abeona, that was announced in May 2022. The UX111 program has received Regenerative Medicine Advanced Therapy, or RMAT, Fast Track, Rare Pediatric Disease, and Orphan Drug Designations in the U.S., and PRIME and Orphan Medicinal Product designations in the EU.

Abeona previously announced the completion of a successful Type B meeting with the FDA regarding the pivotal Transpher A trial to support filing and approval for UX111. Ultragenyx presented new data from the ongoing pivotal Transpher A study evaluating the efficacy and safety of UX111 in children with MPS IIIA at the 20th Annual WORLDSymposiumTM. The presentation showed that the observed reductions of HS exposure in cerebrospinal fluid can predict improved long-term cognitive function in patients with MPS IIIA following treatment with UX111. Discussions with the FDA seeking an accelerated review path are ongoing.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Abeona” for a description of our license agreement with Abeona.

DTX401 for the treatment of glycogen storage disease type Ia, or GSDIa

DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate, administered by a one-time IV infusion that is designed to deliver stable expression and activity of G6Pase-α, an essential enzyme in glycogen and glucose metabolism. DTX401 is being developed for the treatment of patients with glycogen storage disease type Ia, or GSDIa, and is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world. A Pediatric Investigation Plan, or PIP, was accepted by the EMA. The DTX401 program has received RMAT, Fast Track, and Orphan Drug designations in the U.S., and PRIME and Orphan Medicinal Product Designations in the EU. We currently plan to move manufacturing of DTX401 from a third party to our gene therapy manufacturing facility, which could lengthen our timeline to filing a biologics license application, or BLA.

In May 2023, we announced the last patient had been dosed in the Phase 3 study of DTX401. The 48-week study has fully enrolled patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch while maintaining glucose control. We expect to share results from this Phase 3 study in the first half of 2024.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—REGENXBIO Inc.” for a description of our license agreement with REGENXBIO Inc.

DTX301 for the treatment of ornithine transcarbamylase, or OTC, deficiency

DTX301 is an AAV8 gene therapy product candidate, administered by a one-time IV infusion that is designed to deliver stable expression and activity of the ornithine transcarbamylase, or OTC, gene. DTX301 is being developed for the treatment of patients with OTC deficiency, which is the most common urea cycle disorder, and there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the U.S. and in the EU and Fast Track Designation in the U.S.

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

UX701 for the treatment of Wilson Disease

UX701 is an AAV type 9 gene therapy, administered by a one-time IV infusion that is designed to deliver a truncated form of the ATP7B gene. UX701 is being developed for the treatment of patients with Wilson disease, which affects more than 50,000 patients in the developed world. UX701 has received Orphan Drug Designation in the U.S. and in the EU. UX701 has received a Fast Track Designation from the FDA.

In October 2023 at the Company's Analyst Day, we announced that four out of five patients in the first cohort (5.0 x 10^12 GC/kg) had reductions in urinary copper and were tapering off of chelators and/or zinc therapy, including two of three earlier treated patients in the cohort that were then completely off standard of care therapy. As of the data cut-off date, October 8, 2023, UX701 had been generally well tolerated with no treatment-related SAEs.

We have enrolled and dosed patients in the three dose escalating cohorts of the first stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During this stage, the safety and efficacy of UX701 is being evaluated that will enable a dose to be selected for further evaluation in the second, randomized, placebo-controlled stage of this seamless pivotal study. Data from Stage 1 are expected in mid 2024, which will be followed by the initiation and dosing of patients in Stage 2 in the second half of 2024.

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

With respect to UX143, there are currently no approved drugs for OI. Most pediatric patients with OI are managed with off-label use of bisphosphonates to increase bone density and reduce frequency of bone fracture. We are aware of another anti-sclerostin antibody, romosozumab, that is in Phase 3 clinical testing by Amgen. In addition, two anti-TGFβ antibodies, fresolimumab and SAR439459, are in Phase 1 clinical testing by Sanofi-Genzyme.

With respect to GTX-102, there are currently no approved drugs for Angelman syndrome. Many patients take general treatments to try to manage specific symptoms, such as seizures or sleep disturbances, but there are no treatments available that address the underlying biology of the disease. We are aware of other preclinical and clinical development programs for Angelman syndrome, including Phase 2 programs from Biogen in collaboration with Ionis, ION582 an ASO, and Neuren Pharmaceuticals, NNZ-2591 an IGF-1 analog.

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

Approved Products

Kyowa Kirin Co., Ltd.

In August 2013, we entered into a collaboration and license agreement with KKC. Under the terms of this collaboration and license agreement, as amended, we and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the Profit-Share Territory, and in the EU, U.K., and Switzerland, or the European Territory, and we have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KKC, we were the lead party for development activities in the Profit-Share Territory and in the European Territory until the applicable transition date. We shared the costs for development activities in the Profit-Share Territory and the European Territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which was the transition date for the Profit-Share Territory, KKC became the lead party and became responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the EU and U.K. in February 2018 and was approved by the FDA in April 2018. As described below, we and KKC shared commercial responsibilities and profits in the Profit-Share Territory until April 2023, KKC has the commercial responsibility in the European Territory, and we are responsible for commercializing Crysvita in Latin America.

In the Profit-Share Territory, KKC booked sales of products and we had the sole right to promote the products, with KKC having the right to increasingly participate in the promotion of the products until the transition date of April 2023, which was five years from commercial launch. In 2022, we entered into an amendment to the collaboration agreement which granted us the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. The parties subsequently mutually agreed to extend our right to continue to support KKC in commercial field activities in the U.S. through December 31, 2024, and as a result, we will continue to support commercial field efforts in the U.S. through a cost share arrangement through December 2024. After December 31, 2024, our rights to promote Crysvita in the U.S. will be limited to medical geneticists and we will solely bear our expenses for the promotion of Crysvita in the Profit-Share Territory. See “Item I.A. Risk Factors” for additional information on the risks related to the expiration of our exclusive right to promote Crysvita in the Profit-Share Territory. In the European Territory, KKC books sales of products and has the sole right to promote and sell the products, with the exception of Turkey. In Turkey, we have rights to commercialize Crysvita and KKC has the option to assume responsibility for such commercialization efforts, after a certain minimum period. In Latin America, we book sales of products and have the sole right to promote and sell the products.

Under the collaboration agreement, KKC manufactures and supplies Crysvita for sales in Latin American territories and we pay KKC a transfer price of 30% of net sales. Prior to December 31, 2022, the transfer price on net sales was 35%. We also pay KKC a low single-digit royalty on net sales in Latin America. The remaining profit or loss from commercializing products in the Profit-Share Territory was shared between us and KKC on a 50/50 basis until April 2023. In April 2023, commercialization responsibilities for Crysvita in the Profit-Share Territory transitioned to KKC and KKC assumed responsibility for the commercialization of Crysvita in the Profit-Share Territory at and after April 2023. Thereafter, we are entitled to receive a tiered double-digit revenue share from the mid-20% range up to a maximum rate of 30%, intended to approximate the profit-share. Our and KKC’s obligations to pay royalties will continue on a country-by-country basis for so long as we or KKC, as applicable, are selling products in such country.

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

Regeneron

In January 2022, we announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Evkeeza is approved in the U.S., where it is marketed by Regeneron, and in the EU and U.K. as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol-lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. Pursuant to the terms of the agreement, we received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. Upon closing of the transaction in January 2022, we paid Regeneron a $30.0 million upfront payment. During the year ended December 31, 2023, a $10.0 million regulatory milestone was achieved. Going forward, we are obligated to pay Regeneron up to $53.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. We may share in certain costs for global trials led by Regeneron and also received the right to opt into other potential indications.

Under the collaboration agreement, Regeneron supplies the product and charges us a transfer price from the low 20% range up to 40% of net sales.

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

University of Pennsylvania

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

GeneTx

In August 2019, we entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics LLC, or GeneTx, to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. In July 2022, pursuant to the terms of the Unitholder Option Agreement, as amended, we exercised the Option to acquire GeneTx and entered into a Unit Purchase Agreement, or the Purchase Agreement, pursuant to which we purchased all the outstanding units of GeneTx. In accordance with the terms of the Purchase Agreement, we paid the option exercise price of $75.0 million, an additional $15.6 million to acquire the outstanding cash of GeneTx, and adjustments for working capital and transaction expenses of $0.6 million, for a total purchase consideration of $91.2 million. We may be required to make payments of up to $190.0 million upon the achievement of certain milestones, including up to $30.0 million in milestone payments upon achievement of the earlier of initiation of a Phase 3 clinical study or product approvals in Canada and the U.K., up to $85.0 million in additional regulatory approval milestones for the achievement of U.S. and EU product approvals, and up to $75.0 million in commercial milestone payments based on annual worldwide net product sales. We will also pay tiered mid- to high single-digit percentage royalties based on licensed product annual net sales. If we receive and resell an FDA priority review voucher, or PRV, in connection with a new drug application approval, GeneTx is entitled to receive a portion of proceeds from the sale of the PRV or a cash payment from us, if we choose to retain the PRV. As part of our acquisition of GeneTx, we assumed a License Agreement with Texas A&M University, or TAMU. Under this agreement, TAMU is eligible to receive from us up to $23.5 million upon the achievement of various future milestones, a nominal annual license fee that may increase up to a maximum of $2.0 million, as well as royalties in the mid-single-digits of net sales.

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

Upon the closing of the transactions under the License and Collaboration Agreement with Mereo in January 2021, we made a payment of $50.0 million to Mereo. During the year ended December 31, 2023, we made a $9.0 million payment to Mereo upon the achievement of a clinical milestone. Going forward, we may be required to make payments of up to $245.0 million upon the achievement of certain clinical, regulatory, and commercial milestones. We will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world, and Mereo will pay us a fixed double-digit percentage royalty on net sales in the Mereo Territory.

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

Preclinical Pipeline

Solid Biosciences Inc.

In October 2020, we entered into a strategic Collaboration and License Agreement with Solid Biosciences Inc., or Solid, and received an exclusive license for any pharmaceutical product that expresses Solid’s proprietary microdystrophin construct from AAV8 and variants thereof in clade E for use in the treatment of Duchenne muscular dystrophy and other diseases resulting from lack of functional dystrophin, including Becker muscular dystrophy. We are collaborating to develop products that combine Solid’s differentiated microdystrophin construct, our Pinnacle PCLTM producer cell line platform, or Pinnacle PCL Platform, manufacturing platform, and our AAV8 variants. Solid may provide some development support and was granted an exclusive option to co-invest in products we develop for profit-share participation in certain territories. We also entered into a Stock Purchase Agreement with Solid in October 2020 pursuant to which we purchased 521,719 shares (as adjusted for the October 2022 reverse stock split) of Solid’s common stock for an aggregate price of $40.0 million.

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

As of December 31, 2023, we own, jointly own, or have exclusive rights to more than 250 issued and in-force patents (not including individually validated national patents in European Patent Convention member countries) that cover one or more of our products or product candidates, methods of their use, or methods of their manufacture, including more than 50 in-force patents issued by the U.S. Patent and Trademark Office, or the USPTO. Furthermore, as of December 31, 2023, we own, jointly own, or have exclusive rights to more than 350 pending patent applications, including more than 50 pending U.S. applications.

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

The exclusivity positions for our commercial products and our clinical-stage product candidates as of December 31, 2023, are summarized below.

Crysvita (Burosumab) Exclusivity

We have in-licensed rights from KKC to patents and patent applications relating to Crysvita and its use for the treatment of XLH, TIO, and various other hypophosphatemic conditions. Pursuant to this license, we have rights to six issued U.S. patents, as well as issued patents and patent applications in other jurisdictions. The U.S. patents expire between 2028 and 2035. In addition to the foregoing patent protections, Crysvita is protected in the U.S. by regulatory exclusivity until 2030 and by orphan drug exclusivity for treating XLH and TIO until 2025 and 2027, respectively.

Mepsevii (Vestronidase Alfa) Exclusivity

We own four issued U.S. patents and corresponding issued foreign patents covering Mepsevii and its use in the treatment of lysosomal storage disorders such as MPS VII. These patents expire in 2035. Mepsevii is also protected in the U.S. by regulatory exclusivity until 2029 and by orphan drug exclusivity for treating MPS VII until November 2024.

Dojolvi (Triheptanoin) Exclusivity

We have an exclusive license from BRI to patents and patent applications relating to Dojolvi and its use for the treatment of FAOD. Pursuant to this license, we have rights to two issued U.S. patents covering Dojolvi which expire in 2025 and 2029. Beyond the patent portfolio in-licensed from BRI, we own a pending U.S. patent application, corresponding foreign patent applications, and issued patents in Australia, Brazil, Canada, Israel, Korea, Malaysia, and Taiwan relating to our pharmaceutical-grade Dojolvi composition; these owned patents and any additional patents issuing from these owned applications are expected to expire in 2034. Dojolvi is also protected in the U.S. by regulatory exclusivity until 2025 and orphan drug exclusivity for treating FAOD until 2027.

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

DTX401 (Pariglasgene Brecaparvovec) Exclusivity

We have two in-licenses to patents and patent applications covering elements of our DTX401 product candidate. First, we have in-licensed an issued U.S. patent owned by the University of Pennsylvania, or UPENN, and sublicensed to us by REGENX relating to the AAV8 capsid used in DTX401 that expired in January 2024. Second, we have a non-exclusive license from the National Institutes of Health, or NIH, to an issued U.S. patent expiring in 2034 (not accounting for any available PTE) and corresponding foreign patents covering a recombinant nucleic acid construct used in DTX401 that includes a codon-optimized version of the G6Pase gene.

DTX301 (Avalotcagene Ontaparvovec) Exclusivity

We have a license to two patent families covering elements of our DTX301 product candidate. These patent families are owned by UPENN and sublicensed to us by REGENX. The in-licensed UPENN patent portfolio includes an issued U.S. patent relating to the AAV8 capsid used in DTX301 that expired in January 2024, as well as three issued U.S. patents expiring in 2035 (not accounting for any available PTE) and corresponding foreign patents and patent applications covering the codon-optimized version of the OTC gene used in DTX301.

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

GTX-102 Exclusivity

We have an exclusive license from TAMU to a patent family filed in the U.S. and several foreign jurisdictions relating to UBE3A antisense oligonucleotides including GTX-102 and their use for the treatment of Angelman syndrome. The in-licensed TAMU patent family includes three issued U.S. patents expiring in 2038 (not accounting for any available PTE).

UX701 Exclusivity

We have two licenses to patents and patent applications covering elements of our UX701 product candidate. First, we have in-licensed patents owned by UPENN and sublicensed to us by REGENX relating to the AAV9 capsid used in UX701 that expire between September 2024 and 2026 in the U.S., and in September 2024 in foreign countries. Second, we have an exclusive license from UPENN to a patent family filed in the U.S. and several foreign jurisdictions relating to AAV vectors containing certain regulatory and coding sequences packaged in UX701; this patent family includes an issued U.S. patent expiring in 2039 (not accounting for any available PTE). Beyond these in-licenses, we own a patent family covering AAV vectors expressing a novel truncated version of the ATP7B protein produced by UX701; we expect any patents emanating from this patent family to expire in 2040 (not accounting for any available PTE).

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

Manufacturing

While we currently contract with third parties for the manufacturing and testing of most of our products and product candidates for use in preclinical, clinical, and commercial applications, we opened our first GMP manufacturing facility based in Bedford, Massachusetts in June 2023. This facility is focused on drug substance and drug product manufacturing of AAV gene therapy products and will support our clinical and commercial pipeline. This new capability will combine with our existing gene therapy process and analytical development and QC lab capabilities in nearby Woburn, Massachusetts to form a fully integrated gene therapy development, manufacturing, and testing unit.

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

For the other non-gene therapy modalities, we primarily use third-party manufacturers to meet our projected needs for commercial manufacturing. Third parties with whom we currently work might need to increase their scale of production, or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

Products

Mepsevii

The Mepsevii drug substance is manufactured by Rentschler Biopharma SE, or Rentschler, under non-exclusive commercial supply and services agreements effective December 2017 and January 2018, respectively. The drug substance agreement had an initial term of five years, which was automatically extended for another five years following the initial term and will continue in full force and effect for its term unless earlier terminated. Following the initial term, we and Rentschler can withdraw from the agreement without cause upon prior notice for specified periods. In addition, either party may terminate the agreement if the other party breaches a material provision and such breach remains uncured for a specified period following receipt by the breaching party of written notice of such breach. We can also terminate the agreement if Rentschler loses the right to operate under the agreement. Either party can also terminate the agreements if Rentschler is unable to deliver its agreed upon services for a certain period in the case of a force majeure event. The cell line to produce Mepsevii is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available. We transferred the fill and finish activities for the manufacture of Mepsevii drug product to a new site, BSP Pharmaceuticals S.p.A., or BSP, located in Latina, Italy as the Rentschler manufacturing site in Laupheim, Germany was discontinued. The site change was approved by relevant global authorities, including the FDA, on May 5, 2022. Sufficient inventory levels were maintained during the transfer of the fill and finish activities for Mepsevii to BSP.

Crysvita

The drug substance and drug product for burosumab are made by KKC in Japan under the collaboration and license agreement with KKC. The cell line to produce burosumab is specific for this product and is in KKC’s control. All other raw materials are commercially available.

Dojolvi

The pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo GmbH, or IOI Oleo, in Germany under an exclusive worldwide supply agreement, subject to certain limitations, executed in 2012 and subsequently amended and restated in 2023. The agreement has an indefinite term but can be terminated by either party with 36 months prior notice. Additionally, if a party materially breaches an obligation under the agreement and does not cure such breach within 60 days of receiving notice of the breach from the non-breaching party, the non-breaching party may terminate the agreement immediately upon written notice to the breaching party.

In March 2023, the Dojolvi drug product, or DP, manufacturer Aenova Haupt Pharma Wolfratshausen GmbH, or Haupt Pharma notified us of their intent to close the facility by the end of 2023. In response to this information, we produced additional DP batches prior to the facility closure at the end of 2023 and have identified a new DP manufacturer. We are currently in the process of qualifying the new DP manufacturer and conducting transfer activities and expect to complete these activities before the end of 2024. Our current DP inventories are expected to support demand through at least the end of 2025.

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

Commercialization and Product Support

We have built our own commercial organizations in North America, Europe, Latin America and Japan to effectively support the commercialization of our products and product candidates, if approved. Our intention is to expand our product portfolio and its geographic accessibility through the continued development of our proprietary pipeline or through strategic partnerships. We may elect to utilize strategic partners, distributors, or contract management organizations to assist in the commercialization of our products in certain geographies. The commercial infrastructure for rare disease products typically consists of a targeted, specialty field organization that educates a limited and focused group of physicians supported by field management and internal support teams, which includes marketing, patient support services, distribution, and market access. One challenge, unique to commercializing therapies for rare diseases, is the difficulty in identifying eligible patients due to the very small and sometimes heterogeneous patient populations along with often undefined clinical or genetic tests to confirm diagnosis. Our commercial and medical affairs teams focus on maximizing patient identification for both clinical development and commercialization purposes in rare diseases.

Additional capabilities important to the rare disease marketplace in the U.S. include the management of key stakeholders such as managed care organizations, specialty pharmacies, specialty distributors, and government payers. In many countries outside the U.S. single national payers are critical to providing reimbursement access. To develop the appropriate commercial infrastructure, we will have to invest a significant amount of financial and management resources, some of which will be committed prior to regulatory approval of the products that they are intended to support.

We continue to support commercial and medical affairs organizations as well as other capabilities across North America, Europe, Latin America, and Japan to meet the educational needs of the healthcare providers and patients in the rare disease community, focusing on providing accurate disease state information and balanced product information across our portfolio for appropriate management of patients with rare disorders.

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
•
conducting adequate and well-controlled human clinical studies that generally follow the three- to four-phase design described above to establish the safety and efficacy, or for BLA products, the safety, purity, and potency, of the product candidate for each proposed indication under an active IND and approved by an independent IRB representing each clinical site;
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

Pursuant to Title 21 of the Code of Federal Regulations, the FDA conducts a preliminary review of an NDA within 60 days of receipt. FDA procedures provide that the FDA will inform the sponsor by the 74th day after the FDA’s receipt of submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing, in which case the application must be resubmitted with the requested additional information. The resubmitted application is also subject to review before it is accepted for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

Once an NDA or BLA has been accepted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in the treatment of a serious or life-threatening condition, six months after the FDA accepts the application for filing. The review process can be significantly extended by FDA requests for additional information or clarification.

The FDA’s Decision on an NDA or BLA

The FDA may issue an approval letter if it finds the application has adequate support for commercial marketing. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may impose additional requirements, such as post-marketing studies and/or a Risk Evaluation and Mitigation Strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, assessment plans, communication plans for healthcare professionals, and elements to assure safe use. The FDA may also issue a Complete Response Letter, which indicates that the review cycle of the application is complete but the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical study(ies), and/or other significant, expensive and time-consuming requirements related to clinical studies, preclinical studies or manufacturing. If the conditions set forth in the Complete Response Letter are met, the FDA may approve the product for marketing.

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

The FDA may approve an NDA or BLA under the accelerated approval program if the drug treats a serious condition, provides a meaningful advantage over available therapies, and demonstrates an effect on either (1) a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. The FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product that has been granted accelerated approval. The FDA also has authority for expedited procedures to withdraw approval of a product or indication that was initially approved under accelerated approval if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, as a condition for accelerated approval, the FDA currently also requires pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Furthermore, the FDA has made available expedited programs to sponsors of regenerative medicine therapies that have been granted designation as a regenerative medicine advanced therapy, or RMAT. Regenerative medicine therapies include cell therapies, therapeutic tissue engineering products and human cell and tissue products. A sponsor may seek RMAT designation if its regenerative medicine product is intended to treat, modify, reverse, or cure a serious or life-threatening condition and preliminary clinical evidence indicates that the regenerative medicine therapy has the potential to address unmet medical needs for such condition. Advantages of the RMAT designation include early interactions with the FDA to discuss the development plan for the product candidate, including potential surrogate or intermediate endpoints, and eligibility for rolling and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA.

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

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) eighteen months after approval if there is no legal challenge, (iii) eighteen months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

The Inflation Reduction Act of 2022, or the IRA, is intended to foster generic and biosimilar competition and to lower drug and biologic costs. The IRA provides the Centers for Medicare & Medicaid Services, or CMS, with significant new authorities. CMS is able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics covered under Medicare Parts B and D that lack generic or biosimilar competition. Price negotiations began in 2023. Effective from 2023, the IRA provides a new “inflation rebate” that covers Medicare patients and is intended to counter certain price increases in prescription drugs. The inflation rebate requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Parts B or D increases faster than the rate of inflation. To support biosimilar competition, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years, beginning in October 2022. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on competition and commercialization remains largely uncertain.

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

Section 505(b)(2) New Drug Applications

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that a Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity (such as exclusivity for obtaining approval of a new chemical entity) listed in the Orange Book for the referenced product has expired and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit, or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Patent Term Restoration

Some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Thus, for each approved product, we may apply for restoration of patent term for one of our related owned or licensed patents to add patent life beyond the original expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.

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

Other Healthcare, Privacy, and Cybersecurity Laws and Compliance Requirements

We are subject to various laws targeting, among other things, fraud and abuse in the healthcare industry, and privacy and protection of personal information, including health information. These laws may impact, among other things, our proposed sales, marketing, and education programs. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting or receiving renumeration in return for, and from knowingly and willfully offering or paying remuneration to induce, referrals of federal healthcare program patients and the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented to Medicare, Medicaid, or other third-party payers, claims for payment that are false or fraudulent;
•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented to Medicare, Medicaid, or other third-party payers, claims for payment that are false or fraudulent;
•
the EU General Data Protection Regulation, or GDPR, and the U.K. General Data Protection Regulation, or UK GDPR, which apply to processing of personal data in the context of the activities of an entity established in the EEA/UK, and to processing by an entity not established in the EEA/UK where such processing is related to the offering of goods or services to individuals who are in the EEA/UK, or the monitoring of the behavior of individuals who are in the EEA/UK, and imposes requirements and limitations relating to the processing, storage, purpose of collection, accuracy, security, sharing and transfer of personal data outside the EEA/UK, in particular with respect to special categories of personal data like health data, and the notification of supervisory authorities about data breaches, accompanied by a strong sanctioning mechanism—in addition, EU member states may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation;

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
•
the federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose payments and other transfers of value provided to various healthcare professionals and teaching hospitals; and
•
state and foreign law equivalents, or similar, of each of the above federal laws, such as transparency laws, anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and privacy and security of health information laws, including comprehensive privacy and security laws in California.

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

Customers

Our customers include collaboration partners, drug wholesalers, and retail pharmacy distributors. For the year ended December 31, 2023, more than half of our total revenues were earned from our collaboration partner KKC.

Human Capital

General Information

As of December 31, 2023, we had 1,276 total employees, of which 876 are in research and development and 400 are in sales, general, and administrative. Further, 1,089 employees are based in the U.S., including at our facilities in Novato, California, Brisbane, California, Cambridge, Massachusetts, and Woburn, Massachusetts, and 187 employees are based at our international locations. The majority of new employees hired during the year ended December 31, 2023 were to support and extend our clinical and preclinical pipeline, our in-house manufacturing capacities for our GTMF, as well as our commercialization activities, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.

We expect to continue to strategically add employees in 2024 with a focus on expanding our in-house manufacturing capacity in connection with maintaining and operating our gene therapy manufacturing facility, increasing expertise and bandwidth in clinical and preclinical research and development and commercialization activities and expanding our geographic reach in connection with the global launches of our approved products. We continually evaluate our business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

Workforce Safety and Employee Wellbeing

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. Our health and safety management system includes several elements, such as incorporation of Global Environmental, Health, Safety and Sustainability (EHSS) standards, site-specific standard operating procedures, incident and safety observation reporting, hazard identification and risk assessments, job safety analyses, ergonomic assessments and industrial hygiene evaluations. We have adopted a flexible, hybrid working arrangement for our employees, which allows some of our employees to work remotely during certain days of the week. We provide our employees with wellness offerings to support their physical and mental health including our “Caring For U” program, a global reimbursement program offering employees up to $1,200 annually (in local currency) for wellness and caregiving activities.

Employee Retention and Engagement

The biotechnology industry is an extremely competitive labor market and we believe our company’s success depends on our ability to attract, develop, and retain key personnel. We invest in the growth and development of our employees through various training and development programs that build and strengthen employees’ leadership and professional skills, including leadership development programs for new leaders, six sigma certification, as well as a mentoring program. We also have a talent management framework and processes in place that includes regularly conducted activities such as performance management, succession, and workforce planning in order to support our employees in their growth and development and to provide learning opportunities. We offer on-demand career coaching services through an external network of professional executive coaches. We encourage all employees to have an individual development plan to identify focus areas for learning and growth.

To regularly assess and improve our employee retention and engagement, we conduct an engagement survey approximately every 18 months, with "pulse" surveys in between, the results of which are discussed with our board of directors, at all hands employee meetings and in individual functions. We take actions to address areas of employment concern and follow-up routinely to share with employees what we are doing.

Diversity, Equity, Inclusion and Belonging

We are committed to fostering a healthy, inclusive environment while nurturing a culture of belonging where all employees have equal opportunities. We strive to create an environment where everyone we work with, serve, and engage with feels valued, respected, and empowered.

As of December 31, 2023, of the eight members of our board of directors, three directors were women, three directors self-identified as racially or ethnically diverse, and one director self-identified as LGBTQ+. As of December 31, 2023, women represented 56% of our global workforce and 44% of our leadership positions at the Vice President level or above. As of December 31, 2023, 46% of our U.S. workforce that self-reported identified as racially or ethnically diverse. We have included questions in our engagement survey to measure employee perception of our inclusive culture, with the results from such survey on inclusion and diversity included in our corporate goals. Our business units review diversity data related to hiring, promotions, and retention on an ongoing basis in order to promote inclusivity and equal employment opportunities.

We have also established a Diversity, Equity, Inclusion and Belonging, or DEIB Action Team, comprised of employee representatives throughout our company. In 2023, we hosted offsite DEIB workshops and retreats that brought together members of our DEIB Action Team and the leaders of our Employee Resource Groups (ERGs). These sessions were designed to support team building, building our leadership skills, critically assessing, and enhancing our multi-year DEIB corporate roadmap, aligning our efforts, and executing the roadmap's action items. In our efforts to promote diversity and inclusion, we have also established or supported several internal ERGs, including UltraProud, LatinX, UltraAPAC, UltraMosaic, and Empower X Women in Biotech.

Benefits and Compensation

We are dedicated to fostering a workplace environment that keeps our employees inspired, including providing a comprehensive benefits program that supports the health care, family, and financial needs of our employees. All of our full-time employees are eligible for cash bonuses and equity awards in addition to other benefits including comprehensive health insurance, life and disability insurance, 401(k) matching, paid time off for volunteering, wellness programs, and tuition reimbursement. We benchmark and tie compensation to market data as well as to an employee’s experience, function and performance. Our compensation structure includes performance-based elements, with the goal of recognizing and rewarding exceptional performance. We regularly review our compensation policies and practices in an effort to identify and address any disparities or inequities.

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
•
We may need to raise additional capital to fund our activities.
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
•
After the transition of our commercialization responsibilities for Crysvita in the U.S. and Canada, the success of Crysvita in those territories is dependent on the effectiveness of KKC’s commercialization efforts.
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
•
Changes to patent laws in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
•
We may not be able to protect our intellectual property rights throughout the world.
•
We have limited experience as a company operating our own manufacturing facility.
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
•
expand upon our manufacturing-related facilities and capabilities, particularly as we continue to ramp-up operations at our GMP gene therapy manufacturing facility;
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

We may need to raise additional capital to fund our activities. Such additional financing may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other activities.

As of December 31, 2023, our available cash, cash equivalents, and marketable debt securities were $777.1 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•
the scope, rate of progress, results, and cost of our clinical studies, nonclinical testing, and other related activities;
•
the cost of manufacturing clinical and commercial supplies of our products and product candidates;
•
the cost of creating additional infrastructure, including facilities and systems, such as systems in our GMP gene therapy manufacturing facility;
•
the cost of operating and maintaining our gene therapy manufacturing facility;
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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of the current macroeconomic conditions, including the general economic slowdown and potential recessionary environment. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transactions with Royalty Pharma and OMERS or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. If banks or financial institutions enter receivership or become insolvent in the future, similar to what occurred at Silicon Valley Bank in March 2023, or if there is a concern that they may do so in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and the value of our investments may be significantly impaired.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, complex, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We have also had difficulties in recruiting clinical site investigators and clinical staff for our studies, and may continue to experience such difficulties. Additionally, a failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks or fail in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. Further, we have reported and expect to continue to report preliminary or interim data from our clinical trials. Preliminary or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Such data may show initial evidence of clinical benefit, but as patients continue to be assessed and more patient data become available, there is a risk that any therapeutic effects are no longer durable in patients and/or decrease over time or cease entirely. As a result, preliminary or interim data should be considered carefully and with caution until the final data are available. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often devise newly-defined endpoints to be tested in our studies, which can lead to subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we have also been required to or have chosen to conduct certain studies on an open-label basis. We have in the past, and may in the future elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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
•
greater than anticipated costs associated with clinical studies of our drug candidates, including as a result of inflation;
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

Our future success is dependent on our ability to successfully commercialize our products and develop, obtain regulatory approval for, and then successfully commercialize one or more product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for three products that we have developed, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Further, as the clinical trial requirements of regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidates, the regulatory approval process for novel product candidates, such as our gene therapy product candidates, can be more expensive and take longer than for other product candidates, leading to fewer product approvals. To date, very few gene therapy products have received regulatory approval in the U.S. or Europe. The regulatory framework and oversight over development of gene therapy products has evolved and may continue to evolve in the future. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the National Institutes of Health, or NIH. The FDA and the NIH have published guidance with respect to the development and submission of gene therapy protocols. For example, in January 2020, the FDA issued final guidance to set forth the framework for the development, review and approval of gene therapies. The final guidance pertains to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. At the same time the FDA issued guidance describing the FDA’s approach for determining whether two gene therapy products were the same or different for the purpose of assessing orphan drug exclusivity. Within the European Medicines Agency, or EMA, special rules apply to gene therapy and related products as they are considered advanced therapy medicinal products, or ATMPs. Pursuant to the ATMP Regulation, the Committee on Advanced Therapies, or CAT, is responsible in conjunction with the Committee for Medicinal Products for Human Use, or CHMP, for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs. The manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long-term efficacy and potential adverse reactions of ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates. In addition to the mandatory risk-management plan, or RMP, the holder of a marketing authorization for an ATMP must put in place and maintain a system to ensure that each individual product and its starting and raw materials, including all substances coming into contact with the cells or tissues it may contain, can be traced through the sourcing, manufacturing, packaging, storage, transport, and delivery to the relevant healthcare institution where the product is used.

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

As described in “Item 1. Business – Government Regulation”, we seek Fast Track, Breakthrough Therapy designation, RMAT designation, PRIME scheme access or Priority Review designation for our product candidates if supported by the results of clinical trials. Designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product is within the discretion of the relevant regulatory agency. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product, the agency may disagree and instead determine not to make such designation. The receipt of such a designation for a product candidate also may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure that the product will ultimately be approved by the regulatory authority. In addition, regarding Fast Track products and Breakthrough Therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a Fast Track product, RMAT, or a Breakthrough Therapy or, for Priority Review products, decide that period for FDA review or approval will not be shortened. Furthermore, with respect to PRIME designation by the EMA, PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices, or GMP, regulations. As such, we and our contract manufacturers are subject to continual review and inspection to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with GMP regulations. Regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Due to the complexity of the processes used to manufacture our products and product candidates, we or any of our collaborators or contract manufacturers may be unable to comply with GMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal, national or international regulatory inspection. If we, our collaborators, such as KKC or Regeneron, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, warning or untitled letters, fines, unanticipated compliance expenses, the temporary or permanent suspension of a clinical study or commercial sales, recalls or seizures of product or the temporary or permanent closure of a facility or withdrawal of product approval, enforcement actions and criminal or civil prosecution. If supply from one approved manufacturer is interrupted due to failure to maintain regulatory compliance, an alternative manufacturer would need to be qualified through an NDA or BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in delays in product supply. The regulatory agencies may also require additional studies if a new manufacturer, material, testing method or standard is relied upon for commercial production. Switching manufacturers, materials, test methods or standards may involve substantial costs and may result in a delay in our desired clinical and commercial timelines. Accordingly, we and others with whom we work are required continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

We are developing companion diagnostic tests to identify the right patients for certain of our product candidates and to monitor response to treatment. In certain cases, diagnostic tests may need to be developed as companion diagnostics and regulatory approval obtained in order to commercialize some product candidates. We currently use and expect to continue to use biomarkers to identify the right patients for certain of our product candidates. We may also need to develop predictive biomarkers in the future. We can offer no assurances that any current or future potential biomarker will in fact prove predictive, be reliably measured, or be accepted as a measure of efficacy by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of our gene therapy product candidates. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to successfully develop companion diagnostics, we may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We are currently working with a third party to develop companion diagnostics; however, we have little experience in the development and commercialization of diagnostics and may not ultimately be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. We rely on third parties for the automation, characterization and validation, of our bioanalytical assays, companion diagnostics and the manufacture of its critical reagents.

Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require regulatory clearance or approval prior to commercialization. In the U.S., companion diagnostics are cleared or approved through FDA’s 510(k) premarket notification or premarket approval, or PMA, process. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted 510(k) premarket notification, PMA or equivalent application types in jurisdictions outside the U.S., may cause delays in the approval, clearance or rejection of an application. Given our limited experience in developing and commercializing diagnostics, we expect to rely in part or in whole on third parties for companion diagnostic design and commercialization. We and our collaborators may encounter difficulties in developing and obtaining approval or clearance for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates.

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

Our CROs and other vendors and partners are not our employees and we cannot control whether or not they devote sufficient time and resources to our on-going nonclinical and clinical programs, except for the limited remedies available to us under our agreements with such third parties. If our vendors and partners do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs and other vendors and partners have also generated higher costs than anticipated as a result of changes in scope of work or otherwise. As a result, the commercial prospects for our product candidates could be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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
•
KKC may change the focus of its commercialization efforts or pursue higher priority programs;
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

As we currently lack the resources and the full capability to manufacture all of our products and product candidates on a clinical or commercial scale, we rely on third parties to manufacture our products and product candidates. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See “- Even if we obtain regulatory approval for our product candidates, our products remain subject to regulatory scrutiny” risk factor above. Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent or mitigate a possible disruption of the manufacture of the materials necessary to produce our products and product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and Regeneron pursuant to a supply agreement. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to a supply agreement, and the drug product for Dojolvi is prepared by Haupt Pharma AG, pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. Haupt Pharma closed its Wolfrathshausen, Germany site, which produces the Dojolvi drug product, at the end of 2023. As such, we are in the process of qualifying and conducting transfer activities to an alternative supplier. We cannot provide assurances that qualifying alternate sources, if available at all, for the Dojolvi drug product or for any of our other drug substances and drug products, and establishing relationships with such sources would not result in significant expense, supply disruptions or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

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

We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, startups, academic research institutions, government agencies, and public and private research institutions. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries can often result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential products and product candidates uneconomical or obsolete, and we may not be successful in marketing our products and product candidates against competitors.

We may not be able to effectively manage the expansion of our organization, including building an integrated commercial organization. If we are unable to expand our existing commercial infrastructure or enter into agreements with third parties to market and sell our products and product candidates, as needed, we may be unable to increase our revenue.

We expect to need additional managerial, operational, marketing, financial, legal, and other resources to support our development and commercialization plans and strategies. In order to successfully commercialize our products as well as any additional products that may result from our development programs or that we acquire or license from third parties, we are expanding our commercial infrastructure in, Europe, Latin America and the Asia-Pacific region. This infrastructure consists of both office-based as well as field teams with technical expertise, and will be expanded as we approach the potential approval dates of additional products that result from our development programs. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We, as a company, have limited, recent experience selling and marketing our product and only some of our employees have prior experience promoting other similar products while employed at other companies. As we increase the number and range of our commercialized products, we may experience additional complexities in our sales process and strategy and may encounter difficulties in allocating sufficient resources to sales and marketing of certain products. Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire larger teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product sales to sustain our business. We face competition from companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

Our exclusive rights to promote Crysvita in the U.S. and Canada transitioned back to KKC and the success of Crysvita in those territories are dependent on the effectiveness of KKC’s commercialization efforts.

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, we had the sole right to promote Crysvita in the U.S. and Canada, or the profit-share territory, for a specified period of time, with KKC increasingly participating in the promotion of the product until the transition date of April 2023. At the transition date, commercialization responsibilities for Crysvita in the profit-share territory transitioned to KKC, and KKC assumed responsibility for the commercialization of the product in the territory. After the transition date, the commercial success of Crysvita in the profit-share territory depends on, among other things, the efforts and allocation of resources of KKC, which we do not control. Failure by KKC to successfully market and sell Crysvita in the United States could have an adverse effect on our financial results.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsettled. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our products or product candidates in the U.S. or in foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or provide the basis for third parties to challenge the validity of an issued patent. Third parties may challenge the validity, enforceability, or scope of any issued patents, which may result in such patents being narrowed, found unenforceable, or invalidated. Furthermore, even if the patents and patent applications we own or in-license are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our products or product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our products or product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic or biosimilar medications.

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

Patent law and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Outside the U.S., there have been changes to patent laws in certain jurisdictions that could impair our ability to obtain, maintain, or enforce our patents in those territories. For instance, Europe’s new Unitary Patent system and Unified Patent Court (the “UPC”) may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, as part of the European Patent Package (the “EU Patent Package”), regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum in which to seek central revocation of our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be valid and relevant to one or more of our gene therapy product candidates, certain methods that may be used in their manufacture or delivery, or certain formulations comprising one or more of our gene therapy candidates. Regarding our anti-sclerostin antibody product candidate, setrusumab, we are aware of litigation involving patents owned by a third-party, OssiFi-Mab LLC (OMab), relating to methods of using sclerostin antagonists in combination with antiresorptive drugs to increase bone growth, bone formation, and/or bone density. Specifically, in the U.S., OMab has asserted certain patents expiring in 2027 or 2028 against Amgen based on Amgen’s commercialization of an anti-sclerostin antibody, Evenity®, for the treatment of osteoporosis in postmenopausal women at high risk for fracture; Amgen denies infringement and asserts the OMab patents are invalid. In Europe, OMab was granted two patents with related subject matter; the first patent has been revoked while the second has been opposed by Amgen, UCB, and two anonymous parties. There is a risk that one or more third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtain a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to our biological products (Crysvita, Mepsevii and Evkeeza) and our biological product candidates. In the U.S., the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The law is complex and is still being interpreted and implemented by the FDA. Moreover, aspects of the law are still being evaluated and interpreted by courts. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. Modification of the BPCI Act, or changes to the interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for our biological products and product candidates.

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

There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for small-molecule pharmaceutical products. For instance, in December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted, which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications. It is our policy to evaluate requests for samples of our branded products, and to provide samples in response to bona fide, CREATES Act-compliant requests from qualified third parties, including generic manufacturers. We have received requests for samples of Dojolvi, and when appropriate, we have sold samples of Dojolvi to eligible product developers in compliance with the requirements of the CREATES Act.

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could more immediately face generic competition and its sales would likely decline materially. For instance, if competitors develop generic version of Dojolvi and are able to enter the market, our sales of Dojolvi could materially decline which could have an adverse impact on our financial results.

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

If KKC, Regeneron, the University of Pennsylvania, REGENX, or any of our future licensing partners fail to appropriately prosecute, maintain, and enforce patent protection for the patents covering any of our products or product candidates, our ability to develop and commercialize those products or product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.

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

Changes to patent laws in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity. Therefore, obtaining and enforcing such patents is costly, time consuming, and inherently uncertain.

In recent years, the U.S. Supreme Court has ruled on several patent cases, and in some instances, narrowed the scope of patent protection available. In addition, there have been recent proposals for changes to U.S. laws that, if adopted, could impact our ability to obtain or maintain patent protection for our proprietary technologies. Depending on future actions by U.S. courts, U.S. Congress, the USPTO, and the relevant law making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents, shorten the term of our existing patents and patents that we might obtain in the future, or impair the validity or enforceability of our patents that may be asserted against our competitors or other third parties. Any of these outcomes could have a material adverse effect on our business. For example, with respect to patent term adjustment (PTA), the Federal Circuit’s recent holding in In re Cellect, LLC, 81 F.4th 1216 (Fed. Cir. 2023), that the obviousness-type double patenting analysis for a patent that has received PTA must be based on the expiration date of the patent after the PTA has been added, may negatively impact the validity and/or term of certain of our owned or in-licensed U.S. patents.

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

Risks Related to Our Business Operations

We have limited experience as a company operating our own manufacturing facility and may experience unexpected costs or challenges.

We completed construction of our gene therapy manufacturing facility in Bedford, Massachusetts in 2023. Prior to construction of this facility, we did not previously have experience as a company in operating our own manufacturing facility and at this point, we cannot assure that the facility will be fully utilized at all times, particularly as we have only recently commenced our manufacturing operations. Our limited experience may contribute to unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, and qualified personnel. We have incurred and will continue to incur significant expenses and costs to operate the facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. Before we can begin to commercially manufacture any of our product candidates at the facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility. In order to obtain approval, we will need to ensure that all of our processes, quality systems, methods, equipment, policies and procedures are compliant with cGMP. Until recently, few gene therapy products manufactured by a cGMP gene therapy manufacturing facility in the U.S. had received approval from the FDA; therefore, the time frame required for us to obtain such approval is uncertain. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to spend time, money and effort on production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

As we seek to optimize and operate our manufacturing process at the facility, we will likely face technical and scientific challenges, considerable capital costs and potential difficulty in recruiting and hiring experienced, qualified personnel at the facility which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. We may also experience unexpected technical, regulatory, safety, quality or operational issues during manufacturing campaigns. As we expand our commercial footprint to multiple geographies, we may establish multiple manufacturing facilities, which may lead to regulatory delays or prove costly. Even if we are successful, we cannot assure that such additional capacity will be required or that our investment will be recouped. Further, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures, program failures, actual or threatened public health emergencies, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy.

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

We have recorded on our Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded an intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through December 31, 2023.

We may not be successful in our efforts to identify, license, discover, develop, or commercialize additional product candidates.

The success of our business depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates in addition to the continued clinical testing, potential approval, and commercialization of our existing product candidates. Research programs to identify and develop new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

In particular, our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations; and patient and non-patient privacy regulations, including the GDPR and the California Consumer Privacy Act, or CCPA, including amendments from the California Privacy Rights Act, or CPRA, as described above in “Item 1. Business – Government Regulation”. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. For instance, one of our programs for sponsored genetic testing to help patients receive an accurate diagnosis was previously the subject of review by applicable governmental authorities of compliance with various fraud and abuse laws. We settled the matter with the governmental authorities for an immaterial settlement amount and without any admission of legal liability. We cannot assure that our other operations or programs will not be subject to review by governmental authorities or found to violate such laws.

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

•
natural disasters and geopolitical and economic instability, including wars, terrorism, political unrest (including, for example the conflict between Russia and Ukraine, the conflict between Israel and the surrounding areas, and the rising tensions between China and Taiwan), results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease, rising inflation, the potential recessionary environment, the potential shutdown of the U.S. federal government, boycotts and resulting staffing shortages, adoption or expansion of government trade restrictions, and other business restrictions;
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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information, and may experience similar incidents in the future. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted hybrid working arrangements following the COVID-19 pandemic. Improper or inadvertent behavior by employees, contractors and others with permitted access to our systems, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information, or personal information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and one of our laboratories are located in the San Francisco Bay Area, and our collaboration partner for Crysvita, KKC, is located in Japan, which have both in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaborators, and have a material adverse effect on our business, results of operations, financial condition, and prospects. We have also experienced power outages as a result of wildfires in the San Francisco Bay Area which are likely to continue to occur in the future. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may be inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

In June 2023, we adopted our 2023 Incentive Plan, or the 2023 Plan, which replaced our 2014 Incentive Plan, following stockholder approval of the plan. Pursuant to our 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2023, there were 5,359,901 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, which was amended and restated in June 2023, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2023, there were 6,609,795 shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was amended in June 2023, or the Inducement Plan, with a maximum of 850,000 shares available for grant under the plan. At December 31, 2023, there were 130,996 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance, or “ESG,” practices and disclosures and institutional and individual investors are increasingly using ESG screening criteria in making investment decisions. Investors who are focused on ESG matters may seek enhanced ESG disclosures or to implement policies adverse to our business, and there can be no assurances that stockholders will not advocate, via proxy contests, media campaigns or other public or private means, for us to make corporate governance changes or engage in certain corporate actions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention and access to capital. In addition, our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C: Cybersecurity

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, financial, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated information technology team, including a Senior Director of Information Security, and is led by our Senior Vice President, Chief Information Officer, or “CIO”. Our processes include mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, and other contractors and suppliers. We also conduct regular employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our CIO, together with our Senior Director of Information Security and other members of the IT leadership team, are responsible for assessing and managing cybersecurity risks. Our CIO has ten years of experience managing information technology and cybersecurity. Our Senior Director of Information Security has over 26 years of experience managing information technology and cybersecurity matters and is certified as a Certified Information Systems Security Professional (CISSP). We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. During the year ended December 31, 2023, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks or threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our CIO. The Board also receives updates from the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties

Our primary operations are conducted at the leased facilities summarized in the below table. In 2023, we completed the construction of our gene therapy manufacturing facility located in Bedford, Massachusetts. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

Property Location	Use	Lease Expiration Date
Novato, California	Headquarters and office	December 2024
Novato, California	Laboratory and office	October 2028
Brisbane, California	Office	June 2026
Somerville, Massachusetts	Laboratory and office	October 2029
Woburn, Massachusetts	Laboratory and office	April 2025
Woburn, Massachusetts	Laboratory and office	October 2026
Bedford, Massachusetts	Manufacturing facility	Owned property

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market since January 31, 2014 under the symbol “RARE”. As of February 15, 2024, we had 8 holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from December 31, 2018 through December 31, 2023. The figures represented below assume an investment of $100 in our common stock at the closing price of $43.48 on December 31, 2018 and in the Nasdaq Composite Index, or IXIC, and the Nasdaq Biotechnology Index, or NBI, on December 31, 2018 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 Investment in Stock or Index	Ticker	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$98.23	$318.38	$193.40	$106.55	$109.98
NASDAQ Composite Index	^IXIC	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24
NASDAQ Biotechnology Index	^NBI	$100.00	$124.41	$156.36	$155.37	$138.42	$143.60

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

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2023, including year-over-year comparisons versus the year ended December 31, 2022. Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Ultragenyx Pharmaceutical Inc., we or the Company, are a biopharmaceutical company committed to bringing novel products to patients for the treatment of serious rare and ultrarare genetic diseases. We have built a diverse portfolio of approved therapies and product candidates aimed at addressing diseases with high unmet medical need and clear biology for treatment, for which there are typically no approved therapies treating the underlying disease. Our strategy is predicated upon time- and cost-efficient drug development, with the goal of delivering safe and effective therapies to patients with the utmost urgency.

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, AAV gene therapy, and nucleic acid product candidates. We have four commercially approved products, consisting of Crysvita® (burosumab) for the treatment of X-linked hypophosphatemia, or XLH, and tumor-induced osteomalacia, or TIO, Mepsevii® (vestronidase alfa) for the treatment of mucopolysaccharidosis VII, or MPSVII or Sly Syndrome, Dojolvi® (triheptanoin) for the treatment of long-chain fatty acid oxidation disorders, or LC-FAOD, and Evkeeza® (evinacumab) for the treatment of homozygous familial hypercholesterolemia, or HoFH. Please see “Item 1. Business” above for a description of our approved products and our clinical stage pipeline products.

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

We have incurred net losses in each year since inception. Our net losses were $606.6 million and $707.4 million for the years ended December 31, 2023 and 2022, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the year ended December 31, 2023, our total revenues increased to $434.2 million, compared to $363.3 million for the same period in 2022. The increase in revenue was driven by higher demand for our approved products.

As of December 31, 2023, we had $777.1 million in available cash, cash equivalents and marketable debt securities.

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

Revenue Recognition

Product Sales

We sell our approved products through a limited number of distributors. Under ASC 606, revenue from product sales is recognized at the point in time when control is transferred to these distributors. We also recognize revenue from sales of certain products on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product. Prior to recognizing revenue, we make estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated government-mandated rebates and chargebacks, estimated product returns, and other deductions.

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are reviewed periodically and adjusted as necessary. Our estimates of government mandated rebates, chargebacks, estimated product returns, and other deductions depends on the identification of key customer contract terms and conditions, negotiated pricing, as well as estimates of sales volumes to different classes of payors. If actual results vary, we may need to adjust these estimates, which could have a material effect on earnings in the period of the adjustment.

Collaboration, License and Royalty Revenue

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

We utilize certain information from our collaboration partners to record collaboration revenue, including revenue from the sale of the product, associated reserves on revenue, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses.

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

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on our relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost-plus margin. We estimate the efforts needed to complete the performance obligations and recognize revenue by measuring the progress towards complete satisfaction of the performance obligations using input measures.

Inventory

We expense costs associated with the manufacture of our products prior to regulatory approval. Typically, capitalization of such costs begins when we have received the regulatory approval of the product. Prior to the approval of our products by the U.S. Food and Drug Administration, or FDA, manufacturing and related costs are expensed. As of December 31, 2023, we do not hold a material amount of previously expensed inventory for our approved products.

Inventory that is manufactured after regulatory approval is valued at the lower of cost and net realizable value and cost is determined using the average-cost method.

We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to the estimated net realizable value.

Liabilities for Sales of Future Royalties

In December 2019, we entered into a Royalty Purchase Agreement with RPI. Pursuant to the agreement, RPI paid us $320.0 million in consideration for our right to receive royalty payments on the net sales of Crysvita in the European Union, or the EU, the United Kingdom, and Switzerland, effective January 1, 2020, under the terms of our Collaboration and License Agreement with Kyowa Kirin Co., Ltd., or KKC. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than the capped amount of $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

In July 2022, we entered into a Royalty Purchase Agreement with OMERS. Pursuant to the agreement, OMERS paid $500.0 million to us in consideration for the right to receive 30% of the future royalty payments due to us from KKC based on net sales of Crysvita in the U.S. and Canada under the terms of the KKC Collaboration Agreement. The calculation of royalty payments to OMERS is based on net sales of Crysvita beginning in April 2023 and continuing until expiration, which is the earlier of the date on which aggregate payments received by OMERS equals $725.0 million or the date the final royalty payment is made to us under the KKC Collaboration Agreement.

Proceeds from these transactions were recorded as liabilities (specifically, liabilities for sales of future royalties on the Consolidated Balance Sheets). We are amortizing $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, we are required to estimate the total amount of future royalty payments to be received by us and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount) to RPI and OMERS, in excess of the net proceeds received of $314.2 million and $491.0 million, respectively, is recorded as non-cash interest expense over the life of the arrangements. Consequently, we estimate an imputed interest on the unamortized portion of the liabilities and record interest expense relating to the transactions. We record the royalty revenue arising from the net sales of Crysvita in the applicable territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangements.

We periodically assess the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the liabilities and the effective interest rate. Our effective annual interest rates were 6.2% and 7.8%, for RPI and OMERS, respectively, as of December 31, 2023.

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

For restricted stock units, or RSUs, and performance stock units, or PSUs, the fair value is based on the market value of our common stock on the date of grant, except for certain PSUs with a market vesting condition, for which fair value is estimated using a Monte Carlo simulation model. Stock-based compensation expense for RSUs is recognized on a straight-line basis over the requisite service period. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria, including both performance conditions and market conditions. Compensation expense for PSUs is recognized only after the achievement of the specified criteria is considered probable and recognized on a straight-line basis between the grant date and the expected vest date, with a catch-up for previously unrecognized expense, if any, recognized in the period the achievement criteria is deemed probable.

For the years ended December 31, 2023, 2022, and 2021 stock-based compensation expense was $135.2 million, $130.4 million, and $105.0 million, respectively. As of December 31, 2023, we had $219.8 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.2 years.

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

In conjunction with the acquisition of Dimension Therapeutics, or Dimension, in 2017, we recorded a deferred tax liability reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability was not used to offset deferred tax assets when analyzing our valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandon development of the acquired IPR&D.

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

As of December 31, 2023, our total gross deferred tax assets were $1,041.8 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

Revenues (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Product sales:
Crysvita	$75,697	$42,678	$33,019	77%
Mepsevii	30,441	20,637	9,804	48%
Dojolvi	70,633	55,612	15,021	27%
Evkeeza	3,642	—	3,642	*
Total product sales	180,413	118,927	61,486	52%
Crysvita royalty revenue	182,652	21,692	160,960	742%
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	69,705	215,024	(145,319)	-68%
Daiichi Sankyo	1,479	7,686	(6,207)	-81%
Total collaboration and license revenue	71,184	222,710	(151,526)	-68%
Total revenues	$434,249	$363,329	$70,920	20%
* not meaningful

Our product sales increased $61.5 million for the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, continued increase in demand for our other approved products, and increases in revenue under our named patient programs.

Our Crysvita collaboration revenue in the Profit-Share Territory and royalty revenue increased by a net $15.6 million for the year ended December 31, 2023, compared to the same period in 2022; this increase in Crysvita revenue is primarily due to an increase in the number of patients on therapy. We transitioned commercial responsibilities to KKC in the Profit-Share Territory in April 2023. Post transition, we recognize our revenue share for Crysvita sales in the Profit-Share Territory as royalty revenue, which was recorded as collaboration revenue prior to the transition.

Our revenue from the Daiichi Sankyo arrangement decreased by $6.2 million for the year ended December 31, 2023, compared to the same period in 2022. The decrease was due to the completion of the technology transfer and the technology transfer period as of March 31, 2023.

Cost of Sales (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Cost of sales	$45,209	$28,320	$16,889	60%

Cost of sales increased by $16.9 million for the year ended December 31, 2023, compared to the same period in 2022. The increase in cost of sales was due to increased demand for our approved products, partially offset by a decrease in the Crysvita transfer price on sales of the product in Latin America from 35% prior to December 31, 2022, to 30% in 2023.

Research and Development Expenses (dollars in thousands)

Research and development expenses include internal and external costs incurred for research and development of our programs and program candidates and expenses related to certain technology that we acquire or license through business development transactions. These expenses consist primarily of clinical studies performed by contract research organizations, manufacturing of drug substance and drug product performed by contract manufacturing organizations and at our gene therapy manufacturing facility, materials and supplies, fees from collaborative and other arrangements including milestones, licenses and other fees, personnel costs including salaries, benefits and stock-based compensation, and overhead allocations consisting of various support and infrastructure costs.

Clinical programs include study conduct and manufacturing costs related to clinical program candidates. Translational research includes costs for preclinical study work and costs related to preclinical programs prior to IND filing. Upfront license, acquisition, and milestone fees include any significant expenses related to strategic licensing agreements. Approved products include costs for disease monitoring programs for post-marketing clinical studies, medical affairs activities to support scientific discovery efforts on existing programs, and regulatory costs for unapproved regions. Infrastructure costs include direct costs related to laboratory, IT, and equipment depreciation costs, and overhead allocations for human resources, IT, and other allocable costs.

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Clinical programs:
Gene therapy programs	$168,705	$153,754	$14,951	10%
Biologic and nucleic acid programs	108,914	97,268	11,646	12%
Translational research	71,820	81,431	(9,611)	-12%
Upfront license, acquisition, and milestone fees	9,000	75,033	(66,033)	-88%
Approved products	53,478	75,683	(22,205)	-29%
Infrastructure	78,929	71,657	7,272	10%
Stock-based compensation	74,531	74,464	67	0%
Other research and development	83,072	76,499	6,573	9%
Total research and development expenses	$648,449	$705,789	$(57,340)	-8%

Total research and development expenses decreased $57.3 million for the year ended December 31, 2023 compared to the same period in 2022. The change in research and development expenses was due to:

•
for gene therapy programs, an increase of $15.0 million, primarily related to the addition of the development costs for the UX111 program acquired from Abeona Therapeutics in May 2022, and an increase in production materials purchases for internal manufacturing, partially offset by decreases in external clinical manufacturing expenses for DTX401;
•
for biologic and nucleic acid programs, an increase of $11.6 million, primarily related to the continued clinical progress of the UX143 and GTX102 programs and associated clinical development and manufacturing expenses, partially offset by a reduction in development expense on UX053 for the treatment of Glycogen Storage Disease Type III;
•
for translational research, a decrease of $9.6 million, primarily related to decreases in manufacturing and headcount expense for IND-stage projects;
•
for upfront license, acquisition, and milestone fees, a decrease of $66.0 million, due to $9.0 million related to payment for achievement of a clinical enrollment milestone for the UX143 program recognized during the year ended December 31, 2023, as compared to $75.0 million recognized from the GeneTx acquisition for the year ended December 31, 2022;
•
for approved products, a decrease of $22.2 million, primarily due to transition of Crysvita commercialization responsibilities in North America to KKC and realized cost efficiencies for Dojolvi, partially offset by reimbursement of Regeneron collaboration expenses and increased personnel and launch costs for Evkeeza;
•
for infrastructure, an increase of $7.3 million, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses; and
•
for other research and development expenses, an increase of $6.6 million, primarily related to increased staffing and material costs to support internal manufacturing and increased administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Selling, general and administrative	$309,799	$278,139	$31,660	11%

Selling, general and administrative expenses increased $31.7 million for the year ended December 31, 2023, compared to the same period in 2022. The increases in selling, general and administrative expenses were primarily due to increases in commercialization costs, and professional services costs, as well as a one-time legal settlement of $6.2 million for the year ended December 31, 2023.

We expect selling, general and administrative expenses to continue to moderate in the future as we continue to support our approved products and multiple clinical-stage product candidates, with expected decreases in commercial activities due to transition of Crysvita commercial responsibilities to our partner in the Profit-Share Territory.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Interest income	$26,688	$11,074	$15,614	141%

Interest income increased $15.6 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to increases in interest rates.

Change in Fair Value of Equity Investments (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Change in fair value of equity investments	$397	$(19,299)	$19,696	(102%)

For the year ended December 31, 2023, we recorded a net increase in the fair value of our equity investments of $0.4 million due to an increase in the fair value of our investments in Solid Biosciences Inc., or Solid, common stock for the period.

For the year ended December 31, 2022, we recorded a net decrease in the fair value of our equity investments of $19.3 million. The fair value of our investments in Arcturus Therapeutics Holdings Inc., or Arcturus, and Solid common stock decreased by $8.4 million and $10.9 million, respectively, for the period. The change in fair value of Arcturus included a realized gain on the sale of all our remaining shares of common stock for net proceeds of $10.1 million. As of December 31, 2022, we had sold all our remaining equity investments in Arcturus.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$66,004	$43,015	$22,989	53%

Our non-cash interest expense on liabilities for sales of future royalties increased by $23.0 million for the year ended December 31, 2023, compared to the same period in 2022. This was primarily due to the partial sale of North American Crysvita royalties to OMERS in July 2022, with a full year of interest expense in 2023. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Other expense	$(337)	$(1,566)	$1,229	(78%)

Other expense decreased $1.2 million for the year ended December 31, 2023, compared to the same period in 2022. These changes were primarily due to fluctuations in foreign exchange rates.

Benefit from (provision for) income taxes

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Benefit from (provision for) income taxes	$1,825	$(5,696)	$7,521	(132%)

For the year ended December 31, 2023, we recognized an income tax benefit of $4.8 million attributable to modifications in our state apportionment methodology. We realized no benefit for current year losses due to a full valuation allowance against the U.S. net deferred tax assets. The benefit was offset by an income tax expense of $3.0 million from foreign jurisdictions.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures and the significant taxable income generated as a result of our sale of royalties in July 2022, we recorded a one-time discrete tax expense of $6.1 million for the year ended December 31, 2022. The discrete tax expense is for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss carry forwards in certain states. We realized no benefit for current year losses due to a full valuation allowance against the U.S. net deferred tax assets.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of December 31, 2023, we had $777.1 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

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

In May 2021, we entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. There were 1,175,584 shares sold under this arrangement for the year ended December 31, 2023, for net proceeds of $53.3 million. No shares were sold under this arrangement for the year ended December 31, 2022. As of December 31, 2023, net proceeds from shares sold under the arrangement were $132.2 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(474,806)	$(380,465)
Cash provided by (used in) investing activities	168,000	(291,652)
Cash provided by financing activities	388,142	501,208
Effect of exchange rate changes on cash	462	(1,075)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$81,798	$(171,984)

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

Cash used in operating activities for the year ended December 31, 2023 was $474.8 million and primarily reflected a net loss of $606.6 million, partially offset by non-cash items of $146.9 million, net, which consisted primarily of non-cash collaboration royalty revenues, interest expense related to the sale of future royalties to RPI and OMERS, net of amounts capitalized, stock-based compensation, amortization of discounts on marketable debt securities, and depreciation and amortization. The change in operating assets and liabilities also reflected a net use of cash of $15.1 million, primarily due to an increase in accounts receivable primarily related to an increase in sales of our approved products, partially offset by a net decrease in other assets primarily in prepaid manufacturing.

Cash used in operating activities for the year ended December 31, 2022 was $380.5 million and reflected a net loss of $707.4 million partially offset by non-cash items of $266.7 million, net, which consisted primarily of non-cash collaboration royalty revenues, interest expense related to the sale of future royalties to RPI and OMERS, net of amounts capitalized, stock-based compensation, acquired in-process research and development relating to our acquisition of GeneTx, the change in fair value of equity investments, primarily for the net change in fair value of equity investments from Arcturus and Solid, and depreciation and amortization. The change in operating assets and liabilities also reflected net cash provided of $60.2 million, primarily due to an increase in accounts payable, accrued, and other liabilities, primarily due to timing of payments and receipt of invoices, as well as an increase in manufacturing accruals related to manufacturing and clinical expenses, an increase in accrued bonus due to an increase in headcount, and an increase in accrued development costs owed to a collaboration partner, partially offset by an increase in accounts receivable primarily related to an increase in sales of our approved products.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 was $168.0 million and was primarily related to $219.8 million from net activities in marketable debt securities, offset by purchases of property, plant, and equipment of $44.3 million, primarily related to the fit-out of our gene therapy manufacturing facility.

Cash used in investing activities for the year ended December 31, 2022 was $291.7 million and was primarily related to purchases of property, plant, and equipment of $116.1 million, primarily related to the construction of our gene therapy manufacturing facility, the acquisition of GeneTx for $75.0 million, net of cash acquired, $79.8 million from net activities in marketable debt securities, and the payment to Regeneron for intangible assets of $30.0 million, offset by proceeds from the sale of Arcturus common stock of $10.1 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $388.1 million and was primarily comprised of $326.5 million in net proceeds from the sale of common stock in our October 2023 underwritten public offering and $53.3 million in net proceeds from the issuance of common stock from our ATM.

Cash provided by financing activities for the year ended December 31, 2022 was $501.2 million and was primarily comprised of $491.0 million in net proceeds from the partial sale of future North America Crysvita royalties to OMERS and $10.8 million in net proceeds from the issuance of common stock upon the exercise of stock options, net of taxes withheld from the vesting of restricted stock units.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We may require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, including future milestone payments thereunder, and to further develop our general infrastructure and such funding may not be available to us on acceptable terms or at all.

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
•
the impact of macroeconomic conditions, including the general economic slowdown, inflationary pressure, high interest rates, a potential U.S. federal government shutdown, and potential recessionary environment on our business operations and operating results, as described in “Part I, Item IA. Risk Factors " and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

We expect to satisfy future cash needs through existing capital balances, revenue from our commercial products, and a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases and manufacturing and service contract obligations. See Note 9 to the Consolidated Financial Statements for amounts outstanding for operating and finance leases on December 31, 2023.
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

Recent Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2023, we had cash, cash equivalents, and marketable debt securities totaling $777.1 million, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of December 31, 2023. To date, we have not experienced a loss of principal on any of our investments and as of December 31, 2023, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the year ended December 31, 2023, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of December 31, 2023. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and has concluded that as of such date, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultragenyx Pharmaceutical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 21, 2024

Item 9B. Other Information

On November 10, 2023, Corsee Sanders, Ph.D., a member of the Company’s Board of Directors, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), to sell up to 2,322 shares of the Company’s common stock through July 12, 2024, subject to certain conditions.

On December 7, 2023, Matthew Fust, a member of the Company’s Board of Directors, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), to sell up to 12,195 shares of the Company’s common stock through December 6, 2024, subject to certain conditions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated herein by reference to information in the proxy statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, or the “2024 Proxy Statement”, including under the headings “Nominees and Incumbent Directors,” “Executive Officers,” ““Board of Directors and Committees,” and, as applicable, “Delinquent Section 16(a) Beneficial Ownership Reports.” We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, or Code of Ethics. Our Code of Ethics is posted on our website located at https://ir.ultragenyx.com/ under “Corporate Governance”. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2024 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” and “Board of Directors and Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2024 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2024 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2024 Proxy Statement, including under the heading “Proposal No. 3—Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

(b) Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Second Amended and Restated Bylaws	8-K	12/21/2023	3.1
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3 ASR	2/12/2021	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Description of Common Stock	10-K	2/14/2020	4.3
10.1*	Collaboration and License Agreement, effective as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1
10.2	Amendment No. 1 to Collaboration and License Agreement, effective as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.3	Amendment No. 2 to Collaboration and License Agreement, effective as of November 28, 2016, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.3
10.4*	Amendment No. 3 to Collaboration and License Agreement, effective September 29, 2017, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.4
10.5*	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.5
10.6*	Amendment No. 5 to Collaboration and License Agreement, effective as of April 30, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	8/3/2018	10.1
10.7*	Amendment No. 6 to Collaboration and License Agreement, effective as of February 1, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.2

10.8*	Amendment No. 7 to Collaboration and License Agreement, effective as of December 5, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.3
10.9*	Amendment No. 8 to Collaboration and License Agreement, effective as of July 4, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd. (formerly, Kyowa Hakko Kirin Co., Ltd.)	10-Q	8/2/2019	10.1
10.10*	Amendment No. 9 to Collaboration and License Agreement, effective December 23, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/14/2020	10.10
10.11*	Amendment No. 10 to Collaboration and License Agreement, effective as of April 1, 2020, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	5/7/2020	10.2
10.12*	Amendment No. 11 to Collaboration and License Agreement, effective as of December 17, 2021 between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/16/2022	10.13
10.13*	Amendment No. 12 to Collaboration and License Agreement, effective as of September 29, 2022, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	11/3/2022	10.1
10.14*	Amendment No. 13 to Collaboration and License Agreement, effective as of May 16, 2023, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	8/3/2023	10.1
10.15*	Unit Purchase Agreement, dated as of July 15, 2022, by and among Ultragenyx Pharmaceutical Inc., GeneTx Biotherapeutics LLC, the Unitholders and Deborah A. Guagliardo	10-Q	7/29/2022	10.2
10.16*	Commercial Supply and Services Agreement – Drug Substance, effective December 7, 2017, between Ultragenyx Europe GmbH and Rentschler Biopharma SE	10-K	2/21/2018	10.18
10.17*	Commercial Master Service Agreement – Drug Product, effective February 22, 2021, between Ultragenyx Pharmaceutical Inc. and BSP Pharmaceuticals S.p.A	10-K	2/17/2023	10.25
10.18*	Commercial Supply Agreement, dated June 19, 2023, between Ultragenyx Pharmaceutical Inc. and IOI Oleo GmbH				X
10.19*	Royalty Purchase Agreement, dated as of December 17, 2019, between Ultragenyx Pharmaceutical Inc. and RPI Finance Trust	10-K	2/14/2020	10.25
10.20*	Royalty Purchase Agreement, dated as of July 14, 2022, by and among Rare Delaware Inc., Ultragenyx Pharmaceutical Inc. and OCM LS23 Holdings LP	10-Q	7/29/2022	10.1
10.21#	2014 Incentive Plan (as amended)	10-K	2/17/2017	10.20
10.22#	Form of Incentive Stock Option Agreement (2014 Plan)	S-1/A	1/17/2014	10.14
10.23#	Form of Non Statutory Stock Option Agreement (Employees) (2014 Plan)	S-1/A	1/17/2014	10.15
10.24#	Form of Restricted Stock Unit Agreement (Employees) (2014 Plan)	10-Q	5/10/2016	10.1

10.25#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors) (2014 Plan)	10-Q	8/3/2021	10.2
10.26#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors) (2014 Plan)	10-Q	8/3/2021	10.3
10.27#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors) (2014 Plan)	10-Q	8/3/2021	10.4
10.28#	Form of Restricted Stock Unit Agreement (Grant for New Directors) (2014 Plan)	10-Q	8/3/2021	10.5
10.29#	2023 Incentive Plan	S-8	6/8/2023	4.4
10.30#	Form of Incentive Stock Option Agreement (2023 Plan)				X
10.31#	Form of Non Statutory Stock Option Agreement (Employees)(2023 Plan)				X
10.32#	Form of Restricted Stock Unit Agreement (Employees)(2023 Plan)				X
10.33#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors) (2023 Plan)				X
10.34#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors) (2023 Plan)				X
10.35#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors)(2023 Plan)				X
10.36#	Form of Restricted Stock Unit Agreement (Grant for New Directors) (2023 Plan)				X
10.37#	Form of Performance Stock Unit Agreement (2022)	10-Q	5/6/2022	10.1
10.38#	Form of Performance Stock Unit Agreement (2023)	10-Q	5/4/2023	10.1
10.39#	Amended and Restated 2014 Employee Stock Purchase Plan	S-8	6/8/2023	4.5
10.40#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27
10.41#	Employment Inducement Plan	10-K	2/12/2021	10.43
10.42#	First Amendment to Employment Inducement Plan	S-8	6/8/2023	4.7
10.43#	Form of Non Statutory Stock Option Agreement (Inducement Plan)	10-K	2/12/2021	10.44
10.44#	Form of Non Statutory Stock Option Agreement (Inducement Plan) (ex-US)	10-K	2/12/2021	10.45
10.45#	Form of Restricted Stock Unit Agreement (Inducement Plan)	10-K	2/12/2021	10.46
10.46#	Form of Restricted Stock Unit Agreement (Inducement Plan)(ex-US)	10-K	2/12/2021	10.47
10.47#	Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	8/3/2021	10.1
10.48#	Amendment No. 1 to the Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	11/3/2021	10.1
10.49#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18
10.50#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2

10.51#	Amendment No. 2, dated September 13, 2022, to Executive Employment Agreement between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	11/3/2022	10.2
10.52#	Offer Letter, dated as of October 31, 2011, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	S-1	11/8/2013	10.19
10.53#	Amendment No. 1 to Offer Letter, dated as of August 8, 2014, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.54#	Amendment No. 2, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	11/3/2022	10.5
10.55#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3
10.56#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	11/3/2022	10.6
10.57#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-K	2/17/2017	10.36
10.58#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-Q	11/3/2022	10.7
10.59#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-K	2/17/2017	10.37
10.60#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-Q	11/3/2022	10.9
10.61#	Amended and Restated Offer Letter, dated March 31, 2023, between Ultragenyx Pharmaceutical Inc. and Eric Crombez, M.D.	10-Q	5/4/2023	10.2
10.62#	Offer Letter, dated June 2, 2023, between Ultragenyx Pharmaceutical Inc. and Howard Horn	8-K	7/12/2023	10.1
10.63#	Amendment, dated September 6, 2023, to the Offer Letter between Ultragenyx Pharmaceutical Inc. and Howard Horn	8-K	9/8/2023	10.1
10.64#	Offer Letter, dated May 16, 2017, between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.4
10.65#	Addendum #1, dated August 8, 2017, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.5
10.66#	Addendum #2, dated June 19, 2019, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.6
10.67#	Amendment No. 3, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	11/3/2022	10.8
10.68#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.69	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22

10.70	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34
10.71	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35
10.72	Addendum #3 to Standard Lease, effective as of February 12, 2014, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1
10.73	Addendum #4 to Standard Lease, effective as of March 9, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1
10.74	Addendum #5 to Standard Lease, effective as of April 7, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38
10.75	Addendum #6 to Standard Lease, effective as of April 29, 2019, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-Q	8/2/2019	10.3
10.76	Lease Agreement, dated as of December 8, 2015, between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc.	10-K	2/26/2016	10.43
10.77	Lease Agreement, dated November 2, 2015, between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.	10-K	2/21/2018	10.66
10.78	First Amendment to Lease Agreement, dated March 20, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	5/8/2018	10.6
10.79	Second Amendment to Lease Agreement, dated July 1, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	8/3/2018	10.3
10.80	Third Amendment to the Lease Agreement, dated July 29, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	7/30/2020	10.2
10.81	Amended and Restated Fourth Amendment, dated August 4, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	10/27/2020	10.5
10.82	Lease Agreement, dated December 15, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.81
10.83	First Amendment, dated September 20, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.82
10.84	Second Amendment, dated October 21, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.83
10.85	Third Amendment, dated July 27, 2022, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC	10-K	2/16/2023	10.92

10.86	Office Lease, dated April 19, 2019, between Ultragenyx Pharmaceutical Inc. and Woburn MCB II, LLC	10-K	2/14/2020	10.70
10.87	Commercial Lease, dated July 2, 2018, between Ultragenyx Pharmaceutical Inc. and 32 Leveroni LLC	10-K	2/14/2020	10.71
10.88	Lease, dated August 18, 2022, between Ultragenyx Pharmaceutical Inc. and Brickbottom I QOZB L.P.	10-K	2/17/2023	10.95
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
31.1

Certification of Principal Executive Officer of Ultragenyx Pharmaceutical Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
31.2

Certification of Principal Financial Officer of Ultragenyx Pharmaceutical Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
32.1§

Certification by the Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)

X
97.1	Ultragenyx Pharmaceutical Inc. Clawback Policy				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101				X

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
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil D. Kakkis, M.D., Ph.D. and Howard Horn, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
/s/ Howard Horn Howard Horn	Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)	February 21, 2024
/s/ Theodore A. Huizenga Theodore A. Huizenga	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
/s/ Daniel G. Welch Daniel G. Welch	Chairman of the Board	February 21, 2024
/s/ Deborah Dunsire Deborah Dunsire, M.D.	Director	February 21, 2024
/s/ Matthew K. Fust Matthew K. Fust	Director	February 21, 2024
/s/ Michael Narachi Michael Narachi	Director	February 21, 2024
/s/ Amrit Ray	Director	February 21, 2024
Amrit Ray, M.D.
/s/ Corsee D. Sanders	Director	February 21, 2024
Corsee D. Sanders, Ph.D.
/s/ Shehnaaz Suliman	Director	February 21, 2024
Shehnaaz Suliman, M.D.

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Mateo, California

February 21, 2024

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$213,584	$132,944
Marketable debt securities	363,625	614,818
Accounts receivable, net	73,390	40,445
Inventory	33,969	26,766
Other assets	47,616	68,926
Total current assets	732,184	883,899
Property, plant, and equipment, net	290,566	259,726
Marketable debt securities	199,901	148,970
Intangible assets, net	166,271	160,105
Goodwill	44,406	44,406
Other assets	57,685	48,338
Total assets	$1,491,013	$1,545,444
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,114	$43,274
Accrued liabilities	196,486	204,678
Contract liabilities	—	1,479
Lease liabilities	12,595	11,779
Liabilities for sales of future royalties	29,242	—
Total current liabilities	280,437	261,210
Lease liabilities	30,574	19,814
Deferred tax liabilities	30,058	31,667
Liabilities for sales of future royalties	862,325	875,439
Other liabilities	12,205	4,820
Total liabilities	1,215,599	1,192,950
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding in 2023 and in 2022	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; outstanding—82,315,590 in 2023 and 70,197,297 in 2022	82	70
Treasury stock, at cost, 9,559 in 2023 and nil in 2022	(432)	—
Deferred compensation obligation	432	—
Additional paid-in capital	3,662,346	3,140,019
Accumulated other comprehensive income (loss)	647	(6,573)
Accumulated deficit	(3,387,661)	(2,781,022)
Total stockholders’ equity	275,414	352,494
Total liabilities and stockholders’ equity	$1,491,013	$1,545,444

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product sales	$180,413	$118,927	$77,017
Royalty revenue	182,652	21,692	17,951
Collaboration and license	71,184	222,710	256,438
Total revenues	434,249	363,329	351,406
Operating expenses:
Cost of sales	45,209	28,320	16,008
Research and development	648,449	705,789	497,153
Selling, general and administrative	309,799	278,139	219,982
Total operating expenses	1,003,457	1,012,248	733,143
Loss from operations	(569,208)	(648,919)	(381,737)
Interest income	26,688	11,074	1,928
Change in fair value of equity investments	397	(19,299)	(42,063)
Non-cash interest expense on liabilities for sales of future royalties	(66,004)	(43,015)	(29,422)
Other expense	(337)	(1,566)	(1,687)
Loss before income taxes	(608,464)	(701,725)	(452,981)
Benefit from (provision for) income taxes	1,825	(5,696)	(1,044)
Net loss	$(606,639)	$(707,421)	$(454,025)
Net loss per share, basic and diluted	$(8.25)	$(10.12)	$(6.70)
Shares used in computing net loss per share, basic and diluted	73,543,862	69,914,225	67,795,540

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(606,639)	$(707,421)	$(454,025)
Other comprehensive income (loss):
Foreign currency translation adjustments	239	(724)	(550)
Unrealized gain (loss) on available-for-sale securities	6,981	(4,445)	(1,543)
Other comprehensive income (loss):	7,220	(5,169)	(2,093)
Total comprehensive loss	$(599,419)	$(712,590)	$(456,118)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2020	66,818,520	$67	$2,773,195	$689	$(1,619,576)	$—	$—	$1,154,375
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,050,372	1	78,942	—	—	—	—	78,943
Stock-based compensation	—	—	105,260	—	—	—	—	105,260
Issuance of common stock under equity plan awards, net of tax	1,476,106	1	40,100	—	—	—	—	40,101
Other comprehensive loss	—	—	—	(2,093)	—	—	—	(2,093)
Net loss	—	—	—	—	(454,025)	—	—	(454,025)
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$—	$—	$922,561
Stock-based compensation	—	—	131,710	—	—	—	—	131,710
Issuance of common stock under equity plan awards, net of tax	852,299	1	10,812	—	—	—	—	10,813
Other comprehensive loss	—	—	—	(5,169)	—	—	—	(5,169)
Net loss	—	—	—	—	(707,421)	—	—	(707,421)
Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$—	$—	$352,494
Issuance of common stock and pre-funded warrants in connection with underwritten public offering, net of issuance costs	9,833,334	10	326,446	—	—	—	—	326,456
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,175,584	1	53,298	—	—	—	—	53,299
Stock-based compensation	—	—	134,169	—	—	—	—	134,169
Issuance of common stock under equity plan awards, net of tax	1,109,375	1	8,414	—	—	—	—	8,415
Deferred compensation	—	—	—	—	—	(432)	432	—
Other comprehensive income	—	—	—	7,220	—	—	—	7,220
Net loss	—	—	—	—	(606,639)	—	—	(606,639)
Balance as of December 31, 2023	82,315,590	$82	$3,662,346	$647	$(3,387,661)	$(432)	$432	$275,414

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(606,639)	$(707,421)	$(454,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	135,227	130,377	104,952
Acquired in-process research and development	—	75,033	—
Amortization of premium (discount) on marketable debt securities, net	(12,842)	2,699	6,606
Depreciation and amortization	26,006	18,220	13,239
Change in fair value of equity investments	(397)	19,299	42,063
Non-cash collaboration royalty revenue	(69,364)	(21,692)	(17,951)
Non-cash interest expense on liabilities for sales of future royalties	66,004	43,015	29,422
Other	2,300	(230)	235
Changes in operating assets and liabilities:
Accounts receivable	(22,778)	(12,068)	(5,432)
Inventory	(6,930)	(9,701)	(3,117)
Other assets	15,325	3,798	(29,508)
Accounts payable, accrued, and other liabilities	2,380	87,442	32,313
Contract liabilities, net	(1,479)	(7,597)	(57,492)
Deferred tax liabilities	(1,619)	(1,639)	—
Net cash used in operating activities	(474,806)	(380,465)	(338,695)
Investing activities:
Purchase of property, plant, and equipment	(44,267)	(116,123)	(73,093)
Acquisition, net of cash acquired	—	(75,025)	—
Purchase of marketable debt securities	(526,382)	(614,735)	(1,012,187)
Proceeds from sale of marketable debt securities	50,672	84,275	92,896
Proceeds from sale of equity investments	—	10,094	79,843
Proceeds from maturities of marketable debt securities	695,525	450,706	718,111
Payment for intangible asset	(2,500)	(30,000)	—
Other	(5,048)	(844)	(942)
Net cash provided by (used in) investing activities	168,000	(291,652)	(195,372)
Financing activities:
Proceeds from the sale of future royalties, net	—	490,950	—
Proceeds from the issuance of common stock and pre-funded warrants in connection with underwritten public offerings, net of issuance costs	326,456	—	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net of issuances costs	53,299	—	78,943
Proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net	8,415	10,813	40,101
Other	(28)	(555)	(492)
Net cash provided by financing activities	388,142	501,208	118,552
Effect of exchange rate changes on cash	462	(1,075)	(1,194)
Net increase (decrease) in cash, cash equivalents, and restricted cash	81,798	(171,984)	(416,709)
Cash, cash equivalents, and restricted cash at beginning of year	137,601	309,585	726,294
Cash, cash equivalents, and restricted cash at end of year	$219,399	$137,601	$309,585

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of non-cash investing and financing information:
Acquired lease liabilities arising from obtaining right-of-use assets and property, plant, and equipment	$22,162	$1,168	$3,142
Costs of property, plant and equipment included in accounts payable, accrued, and other liabilities	$1,577	$17,963	$18,993
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$9,431	$11,380	$4,650

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

Crysvita® (burosumab) is approved in the United States, or U.S., the European Union, or EU, and certain other regions for the treatment of X-linked hypophosphatemia, or XLH, in adult and pediatric patients one year of age and older. Crysvita is also approved in the U.S. and certain other regions for the treatment of fibroblast growth factor 23, or FGF23-related hypophosphatemia in tumor-induced osteomalacia, or TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older.

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
•
GTX-102 is an antisense oligonucleotide, or ASO for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene.; and
•
UX701 is an adeno-associated virus 9, or AAV9, gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease;

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through December 31, 2023, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$213,584	$132,944	$307,584
Restricted cash included in other current assets	2,008	862	—
Restricted cash included in other non-current assets	3,807	3,795	2,001
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$219,399	$137,601	$309,585

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

Equity Investments

The Company records investments in equity securities, other than equity method investments, at fair market value, if the fair value is readily determinable. Equity securities with no readily determinable fair values are recorded using the measurement alternative of cost adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer less impairment, if any. Investments in equity securities are recorded in Equity investments on the Company's Consolidated Balance Sheets. Unrealized gains and losses are reported in Change in fair value of equity investments on the Company’s Consolidated Statements of Operations. The Company regularly reviews its non-marketable equity securities for indicators of impairment.

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the years ended December 31, 2023 and 2022.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begins when the asset is placed in service. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready to be placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and the resulting gain or loss, if any, is reflected in operations. See “Note 4. Balance Sheet Components” for further disclosure on the useful lives of property, plant, and equipment.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Indefinite-lived intangibles consist of acquired in-process research and development, or IPR&D. IPR&D assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values and are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When development of the project is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets will be deemed finite-lived and will be amortized over a period that best reflects the economic benefits provided by these assets.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has not recorded material impairment of any long-lived assets.

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

Revenue Recognition

Product Sales

The Company sells its approved products through a limited number of distributors. Under ASC 606, revenue from product sales is recognized at the point in time when control is transferred to these distributors. The Company also recognizes revenue from sales of certain products on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product. Prior to recognizing revenue, the Company makes estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated government-mandated rebates and chargebacks, estimated product returns, and other deductions.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The Company utilizes certain information from its collaboration partners to record collaboration revenue, including revenue from the sale of the product, associated reserves on revenue, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses. The Company also records royalty revenues under certain of the Company’s license or collaboration agreements in exchange for license of intellectual property.

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Note 10. Liabilities for Sales of Future Royalties.” The Company records the royalty revenue from the net sales of Crysvita in the applicable territories on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the applicable arrangement.

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

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan whereby certain employees and members of the board of directors are able to defer certain equity awards and other compensation. Amounts deferred are invested into shares of the Company's common stock, mutual funds, and other investment options. The plan complies with the provisions of Section 409A of the Internal Revenue Code. All of the various mutual funds held in the plan are classified as trading securities and recorded at fair value in other non-current assets in the Consolidated Balance Sheets with changes in fair value recognized as earnings in the period they occur. The short-term portion of the corresponding liability for the plan is included in accrued expenses. The long-term portion of the liability is included in other non-current liabilities in the Consolidated Balance Sheets. Certain equity awards deferred under the plan are required to be settled through the issuance of Company stock. These awards are recorded as treasury stock and deferred compensation obligation within stockholders’ equity.

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. The Company determines if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Stock-Based Compensation

Stock-based awards issued to employees, including stock options, performance stock options, or PSOs, restricted stock units, or RSUs, and performance stock units, or PSUs are recorded at fair value as of the grant date and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). PSOs and PSUs vest only if certain specified criteria are achieved and the employees’ continued service requirements are met; therefore, the expense recognition occurs when the likelihood of the PSOs and PSUs being earned is deemed probable. Stock compensation expense on awards expected to vest is recognized net of estimated forfeitures.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Shares of common stock into which pre-funded warrants may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive. In periods when we have incurred a net loss, options and warrants to purchase common stock are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive.

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

The Company determines the fair value of its equity investments in Solid Biosciences, Inc., or Solid, by using the quoted market prices, which are Level 1 fair value measurements.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	—	17,986	—	17,986
Corporate bonds	—	215,166	—	215,166
Commercial paper	—	20,620	—	20,620
Asset-backed securities	—	2,712	—	2,712
U.S. Government Treasury and agency securities	57,437	259,605	—	317,042
Investment in Solid common stock	3,204	—	—	3,204
Deferred compensation assets	—	10,220	—	10,220
Total financial assets	$222,930	$526,309	$—	$749,239

Financial Liabilities:
Deferred compensation liabilities	$—	$10,365	$—	$10,365

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposit and time deposits	—	25,972	—	25,972
Corporate bonds	—	427,598	—	427,598
Commercial paper	—	135,393	—	135,393
Asset-backed securities	—	11,980	—	11,980
U.S. Government Treasury and agency securities	27,645	129,345	—	156,990
Debt securities in government-sponsored entities	—	15,855	—	15,855
Investment in Solid common stock	2,807	—	—	2,807
Deferred compensation assets	—	4,575	—	4,575
Total financial assets	$133,299	$750,718	$—	$884,017

Financial Liabilities:
Deferred compensation liabilities	$—	$4,657	$—	$4,657

Deferred compensation assets are recorded at fair value in other non-current assets in the Consolidated Balance Sheets. There have been no significant gains or losses on deferred compensation assets for the periods presented.

Deferred compensation liabilities consist of short-term liabilities of $0.2 million and nil as of December 31, 2023 and 2022, respectively, included in accrued liabilities on the Consolidated Balance Sheets, and long-term liabilities of $10.1 million and $4.7 million as of December 31, 2023 and 2022, respectively, included in other non-current liabilities on the Consolidated Balance Sheets.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

4.
Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	17,986	—	—	17,986
Corporate bonds	214,792	711	(337)	215,166
Commercial paper	20,620	—	—	20,620
Asset-backed securities	2,715	—	(3)	2,712
U.S. Government Treasury and agency securities	316,160	982	(100)	317,042
Total	$734,562	$1,693	$(440)	$735,815

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$102,847	$—	$—	$102,847
Certificates of deposit and time deposits	25,972	—	—	25,972
Corporate bonds	432,211	87	(4,700)	427,598
Commercial paper	135,393	—	—	135,393
Asset-backed securities	12,002	—	(22)	11,980
U.S. Government Treasury and agency securities	157,933	320	(1,263)	156,990
Debt securities in government-sponsored entities	16,005	—	(150)	15,855
Total	$882,363	$407	$(6,135)	$876,635

At December 31, 2023, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Work-in-process	$18,859	$17,486
Finished goods	15,110	9,280
Total inventory	$33,969	$26,766

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Property, Plant, and Equipment, net

Property, plant, and equipment, net consists of the following (in thousands):

		December 31,
	Useful life (years)	2023	2022
Building	20-30	$181,356	$2,798
Leasehold improvements	Shorter of lease term or estimated useful life	58,683	43,941
Research and development equipment	5	56,347	50,291
Furniture and office equipment	5	6,419	5,540
Computer equipment and software	3-5	16,196	13,876
Manufacturing equipment	5-15	37,297	570
Land	Not applicable	16,619	16,619
Construction-in-progress	Not applicable	867	189,448
Other	Varies by asset	183	24
Property, plant, and equipment, gross		373,967	323,107
Less: accumulated depreciation		(83,401)	(63,381)
Property, plant, and equipment, net		$290,566	$259,726

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $22.2 million, $15.0 million and $12.9 million, respectively. Amortization of leasehold improvements and software is included in depreciation expense.

Construction in progress reflects amounts incurred for construction or improvements of property or costs for equipment that has not been placed in service. The construction-in-progress balance as of December 31, 2022 is primarily the construction costs for the gene therapy manufacturing facility in Bedford, Massachusetts.

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2023	2022
Research, clinical study, and manufacturing expenses	$65,326	$73,558
Payroll and related expenses	82,936	78,938
Other	48,224	52,182
Total accrued liabilities	$196,486	$204,678

5.
Intangible Assets, net

Indefinite-lived Intangibles

The Company has IPR&D assets of $129.0 million as of December 31, 2023 and 2022. IPR&D assets represent the fair value of acquired programs to develop an AAV gene therapy for OTC deficiency and to develop an AAV gene therapy for glycogen storage disease type Ia. The fair value of IPR&D assets acquired was determined based on the discounted present value of each research project’s projected cash flows using an income approach, including the application of probability factors related to the likelihood of success of the program reaching final development and commercialization. Additionally, the projections consider the relevant market sizes and growth factors, estimated future cash flows from product sales resulting from completed products and in-process projects and timing and costs to complete the in-process projects. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. IPR&D assets are considered to be indefinite-life until the completion or abandonment of the associated research and development efforts.

Finite-lived Intangibles

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Subsequent to the FDA approval of Dojolvi for the treatment of LC-FAOD in 2020, the Company recorded $4.8 million for the attainment of various development and commercial milestones as finite-lived intangible assets which are amortized over a weighted-average useful life of 5.7 years.

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Upon closing of the transaction in January 2022, the Company paid Regeneron a $30.0 million upfront payment. During the year ended December 31, 2023, a $10.0 million regulatory milestone was achieved. As both the upfront payment and the regulatory milestone are related to the Company’s use of intellectual property for Evkeeza for HoFH, these amounts were recorded as intangible assets, which are amortized over a weighted-average useful life of ten years.

The Company's intangible assets were as follows:

	December 31, 2023
	Gross Carrying Amount	Weighted-Average Life (Years)	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles	$129,000	—	$—	$129,000
Finite-lived intangibles	44,775	9.6	(7,504)	37,271
Total intangible assets	$173,775	—	$(7,504)	$166,271

	December 31, 2022
	Gross Carrying Amount	Weighted-Average Life (Years)	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles	$129,000	—	$—	$129,000
Finite-lived intangibles	34,775	9.9	(3,670)	31,105
Total intangible assets	$163,775	—	$(3,670)	$160,105

The Company recorded costs of sales of $3.8 million, $3.2 million and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to the amortization of the intangible assets.

The expected amortization of the intangible assets, as of December 31, 2023, for each of the next five years and thereafter is as follows:

2024	$4,903
2025	4,903
2026	4,903
2027	4,462
2028	4,022
Thereafter	14,078
Total	$37,271

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

6.
Revenue

The following table disaggregates total revenues from external customers by product sales, royalty revenue, and collaboration and license revenue (in thousands):

	Year Ended December 31,
	2023	2022	2021

Product sales:
Crysvita	$75,697	$42,678	$21,422
Mepsevii	30,441	20,637	16,035
Dojolvi	70,633	55,612	39,560
Evkeeza	3,642	—	—
Total product sales	180,413	118,927	77,017
Crysvita royalty revenue	182,652	21,692	17,951
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	69,705	215,024	171,198
Crysvita royalty revenue in European Territory	—	—	244
Daiichi Sankyo	1,479	7,686	84,996
Total collaboration and license revenue	71,184	222,710	256,438
Total revenues	$434,249	$363,329	$351,406

The following table disaggregates total revenues based on geographic location (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America	$307,149	$281,088	$301,110
Latin America	77,342	44,711	23,636
Europe	47,534	36,369	26,660
Japan	2,224	1,161	—
Total revenues	$434,249	$363,329	$351,406

The following table presents the activity and ending balances for sales-related accruals and allowances (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance of product sales reserve at beginning of year	$11,487	$7,181	$3,913
Provisions	18,761	13,525	9,586
Payments	(12,746)	(9,613)	(6,120)
Adjustments	(473)	394	(198)
Balance of product sales reserve at end of year	$17,029	$11,487	$7,181

The following table presents changes in the contract liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance of contract liabilities at beginning of period	$1,479	$9,076
Additions	—	89
Deductions	(1,479)	(7,686)
Balance of contract liabilities at end of period, net	$—	$1,479

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

See Note 8 for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance was from a collaboration partner and was 53% and 68% of the total accounts receivable balance as of December 31, 2023 and 2022, respectively.

7.
GeneTx Acquisition

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics LLC, or GeneTx, to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. In July 2022, pursuant to the terms of the Unitholder Option Agreement, as amended, the Company exercised the option to acquire GeneTx and entered into a Unit Purchase Agreement, or the Purchase Agreement, pursuant to which the Company purchased all the outstanding units of GeneTx. In accordance with the terms of the Purchase Agreement, the Company paid the option exercise price of $75.0 million and an additional $15.6 million to acquire the outstanding cash of GeneTx, and adjustments for working capital and transaction expenses of $0.6 million, for a total purchase consideration of $91.2 million. The Company may be required to make payments of up to $190.0 million upon the achievement of certain milestones, including up to $30.0 million in milestone payments upon achievement of the earlier of initiation of a Phase 3 clinical study or product approvals in Canada and the U.K., up to $85.0 million in additional regulatory approval milestones for the achievement of U.S. and EU product approvals, and up to $75.0 million in commercial milestone payments based on annual worldwide net product sales. The Company will also pay tiered mid- to high single-digit percentage royalties based on licensed product annual net sales. If the Company receives and resells an FDA priority review voucher, or PRV, in connection with a new drug application approval, GeneTx is entitled to receive a portion of proceeds from the sale or a cash payment from the Company if the Company choses to retain the PRV. As part of the Company's acquisition of GeneTx, the Company assumed a License Agreement with Texas A&M University, or TAMU. Under this agreement, TAMU is eligible to receive from the Company up to $23.5 million upon the achievement of various future milestones, a nominal annual license fee that may increase up to a maximum of $2.0 million, as well as royalties in the mid-single-digits of net sales.

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

8.
License and Research Agreements

Kyowa Kirin Co., Ltd.

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd., or KKC. Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the Profit-Share Territory, and in the European Union, United Kingdom, and Switzerland, or the European Territory, and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

Development Activities

In the field of orphan diseases, except for ongoing studies being conducted by KKC, the Company was the lead party for development activities in the Profit-Share Territory and in the European Territory until the applicable transition date. The Company shared the costs for development activities in the Profit-Share Territory and the European Territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which was the transition date for the Profit-Share Territory, KKC became the lead party and became responsible for the costs of the subsequent development activities. However, the Company will continue to equally share in the costs of the studies with KKC that commenced prior to the applicable transition date.

The collaboration and license agreements are within the scope of ASC 808, which provides guidance on the presentation and disclosure of collaborative arrangements.

Collaboration and Royalty Revenue for Sales in the Profit-Share Territory

The Company and KKC shared commercial responsibilities and profits in the Profit-Share Territory until April 2023. Under the collaboration agreement, KKC manufactured and supplied Crysvita for commercial use in the Profit-Share Territory and charged the Company a transfer price of 30% of net sales in 2023, and 35% prior to December 31, 2022. The remaining profit or loss after supply

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

costs from commercializing products in the Profit-Share Territory was shared between the Company and KKC on a 50/50 basis until April 2023. In April 2023, commercialization responsibilities for Crysvita in the Profit-Share Territory transitioned to KKC. Thereafter, the Company is entitled to receive a tiered double-digit revenue share from the mid-20% range up to a maximum rate of 30%.

In 2022, the Company entered into an amendment to the collaboration agreement which granted the Company the right to continue to support KKC in commercial field activities in the U.S. through April 2024, subject to the limitations and conditions set forth in the amendment. The parties subsequently mutually agreed to extend the Company's right to continue to support KKC in commercial field activities in the U.S. through December 31, 2024, and as a result, the Company will continue to support commercial field efforts in the U.S. through a cost share arrangement through December 2024. After December 31, 2024, the Company’s rights to promote Crysvita in the U.S. will be limited to medical geneticists and the Company will solely bear its expenses for the promotion of Crysvita in the Profit-Share Territory.

As KKC was the principal in the sale transaction with the customer during the profit-share period, the Company recognized a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurs. The Company concluded that its portion of KKC’s sales in the Profit-Share Territory prior to April 2023 was analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty. Starting in April 2023, the Company began to record the royalty revenue as the underlying sales occur.

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023, as further described in Note 10. The Company records this revenue as royalty revenue.

Product Sales Revenue for Other Territories

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

Total Crysvita revenue was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue in profit-share territory:
Collaboration revenue	$69,705	$215,024	$171,198
Royalty revenue	113,288	—	—
Non-cash royalty revenue	48,581	—	—
Total revenue in Profit-Share Territory	231,574	215,024	171,198
Product sales	75,697	42,678	21,422
Royalty revenue in European Territory	—	—	244
Non-cash royalty revenue in European Territories	20,783	21,692	17,951
Total Crysvita revenue	$328,054	$279,394	$210,815

Royalty Revenue for Sales in the European Territory

KKC has the commercial responsibility for Crysvita in the European Territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European Territory to Royalty Pharma, effective January 1, 2020, as further described in Note 10. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European Territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company records the royalty revenue as non-cash royalty revenues. The Company records this revenue as royalty revenue.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Collaboration Cost Sharing and Payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs and as a result, the Company was reimbursed for these costs and operating expenses were reduced. Additionally, KKC is owed a transfer price fee and royalties on certain revenues and the Company recorded amounts owed to KKC in cost of sales. These amounts were recognized in the Company’s Statements of Operations in connection with the collaboration agreement with KKC as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$(6,510)	$(15,974)	$(21,657)
Selling, general and administrative	$(17,199)	$(37,217)	$(32,629)
Cost of sales	$18,476	$13,250	$6,701

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $39.2 million and $27.5 million from profit-share revenue and royalties and other receivables recorded in other current assets of $1.1 million and $6.4 million and accrued liabilities of $5.3 million and $3.1 million from commercial and development activity reimbursements, as of December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023 and 2022, the Company recorded nil and $2.5 million, respectively, for the attainment of various development and commercial milestones as finite-lived intangible assets. The Company is obligated to make additional future payments of up to $7.5 million contingent upon attainment of various development and commercial milestones. Additionally, the Company is paying BRI a mid- single-digit royalty on net sales of the licensed product in the licensed territories.

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

In March 2020, the Company entered into a license agreement with REGENX, for an exclusive, sublicensable, worldwide license to REGENX’s NAV AAV8 and AAV9 vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder. In return for these rights, the Company made an upfront payment of $7.0 million. The Company will pay certain

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

annual fees of $0.1 million, milestone payments of up to $14.0 million, and royalties on any net sales of products incorporating the licensed intellectual property that range from a high single-digit to low double-digit royalty.

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

On a product-by-product basis, the Company is obligated to make development and regulatory milestone payments of up to $24.5 million, and commercial milestone payments of up to $45.0 million if certain milestones are achieved. For the year ended December 31, 2021, the Company achieved a $1.0 million development milestone, which was paid with a corresponding credit received from Arcturus for prior research and collaboration activities. The Company is also obligated to pay Arcturus royalties on any net sales of products incorporating the licensed intellectual property that may range from a mid- single-digit to low double-digit percentage. There were no material expenses for this arrangement during the years ended December 31, 2023, 2022, and 2021.

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

The Company’s investment in Arcturus was accounted at fair value, as the fair value was readily determinable. During the year ended December 31, 2022, the Company sold 500,000 shares of Arcturus common stock, at a weighted-average price of $20.39 per share. As of December 31, 2022, the Company held no shares of Arcturus common stock.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The changes in the fair value of the Company’s equity investment in Arcturus were as follows (in thousands):

Arcturus Common Stock
December 31, 2021	$18,505
Change in fair value	(8,411)
Sale of shares	(10,094)
December 31, 2022	$—

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

The Company allocated the total transaction price to the two performance obligations on a relative stand-alone selling price basis. Revenue allocated to the intellectual property and the technology transfer services was recognized over an initial period which was completed during the first quarter of 2022, measuring the progress toward complete satisfaction of the individual performance obligation using an input measure. Revenue for know-how and improvements after the completion of technology transfer was recognized on a straight-line basis over the remaining technology transfer period, which ended in March 2023, as it was expected that Daiichi Sankyo would receive and consume the benefits consistently throughout the period. The Company’s current obligations under the License Agreement and the Sublicense Agreement were completed following the conclusion of the technology transfer period. Total revenue recognized under the arrangement through December 31, 2023 was $183.3 million.

The Company recognized $1.5 million, $7.7 million, and $85.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, in revenue related to this arrangement. Accordingly, the Company recorded contract liabilities of nil and $1.5 million, net, for this arrangement as of December 31, 2023 and 2022, respectively.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

For the years ended December 31, 2023, 2022, and 2021, the Company recorded research and development expense of $9.0 million for the achievement of a clinical milestone, nil, and $50.0 million for the upfront payment, respectively.

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

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company would be the principal in future sale transactions with the customer, the Company will recognize product sales and cost of sales in the period the related sales occur and the related revenue recognition criteria are met. Under the collaboration agreement, Regeneron supplies the product and charges the Company a transfer price from the low 20% range up to 40% on net sales, which is recognized as cost of sales in the Company’s Statement of Operations.

The Company paid Regeneron a $30.0 million upfront payment upon the closing of the transaction in January 2022, and during the year ended December 31, 2023, a $10.0 million regulatory milestone was achieved. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets. See Note 5 for additional details.

Under the collaboration agreement, the Company reimbursed Regeneron for development costs of $7.6 million, $7.3 million, and nil for the years ended December 31, 2023, 2022, and 2021, respectively, which were recorded as research and development expense on the Consolidated Statements of Operations. The Company had collaboration payables for this arrangement included in accrued liabilities on the Consolidated Balance Sheets of $10.6 million and $6.8 million as of December 31, 2023 and December 31, 2022, respectively. Additionally, Regeneron is owed a transfer price fee and royalties on certain revenues and the Company recorded amounts owed to Regeneron of $0.7 million in cost of sales on the Consolidated Statements of Operations for the year ended December 31, 2023.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company is obligated to pay Abeona certain prior development costs and other transition costs related to UX111. Prior to product regulatory approval, all consideration paid to Abeona represents rights to potential future benefits associated with Abeona’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, the value of the acquired intellectual property rights and clinical inventory as well as prior development costs and transition costs of $3.1 million, were recorded as research and development expense for the year ended December 31, 2022. The Company did not incur any other material costs related to this agreement in the years presented.

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

The Company also entered into a Stock Purchase Agreement and the Investor Agreement with Solid, pursuant to which, the Company purchased 7,825,797 shares of Solid’s common stock for an aggregate purchase price of $40.0 million. In October 2022, Solid announced a 1 for 15 reverse stock split. After the split, the Company held 521,719 shares of Solid's common stock. The Company’s investment in Solid is being accounted at fair value, as the fair value is readily determinable. The Company recorded the common stock investment at $26.8 million on the transaction date, which was based on the quoted market price on the closing date.

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

The changes in the fair value of the Company’s investment in Solid’s common stock were as follows (in thousands):

Solid Common Stock
December 31, 2021	$13,695
Change in fair value	(10,888)
December 31, 2022	2,807
Change in fair value	397
December 31, 2023	$3,204

9.
Leases

The Company leases office space and research, testing and manufacturing laboratory space in various facilities in Novato and Brisbane, California, in Somerville, and Woburn, Massachusetts, and in certain foreign countries, under operating agreements expiring at various dates through 2029. Certain lease agreements include options for the Company to extend the lease for multiple renewal periods and provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases. None of these optional periods have been considered in the determination of the right-of-use lease asset or the lease liability for the leases as the Company did not consider it reasonably certain that it would exercise any such options. The Company recognizes lease expense on a straight-line basis over the non-cancelable term of its operating leases. The variable lease expense primarily consists of common area maintenance and other operating costs.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$12,883	$11,775	$11,209
Variable lease expense	5,272	4,785	4,142
Financing:
Amortization	203	343	310
Interest expense	—	37	58
Total	$18,358	$16,940	$15,719

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023, 2022, and 2021 was $13.4 million, $13.1 million, and $11.8 million, respectively, and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

Right-of-use lease assets were $23.9 million and $26.0 million as of December 31, 2023 and 2022, respectively, and were included in other non-current assets on the Consolidated Balance Sheets.

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2023:

Year Ending December 31,	Operating
2024	$16,234
2025	11,932
2026	8,430
2027	5,867
2028	5,887
Thereafter	6,009
Total future lease payments	54,359
Less: Amount representing interest	(11,190)
Present value of future lease payments	43,169
Less: Lease liabilities, current	(12,595)
Lease liabilities, non-current	$30,574

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. For the years ended December 31, 2023 and 2022, the weighted-average remaining operating lease terms were 4.5 years and 3.0 years, the weighted-average remaining financing lease terms were nil and 2.8 years, the weighted-average discount rates used to determine the lease liability for operating leases were 9.6% and 6.7%, and the weighted-average discount rates used to determine the lease liability for finance leases were nil and 5.1% respectively.

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount) to RPI and OMERS, over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to December 31, 2023 have been $73.4 million and $48.6 million, respectively.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rates were 6.2% and 7.8%, for RPI and OMERS, respectively, as of December 31, 2023.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2021	$351,786	$—	$351,786
Net proceeds from sale of future royalties	—	490,950	490,950
Royalty revenue	(21,692)	—	(21,692)
Non-cash interest expense	35,095	19,300	54,395
December 31, 2022	365,189	510,250	875,439
Royalty revenue	(20,783)	(38,524)	(59,307)
Non-cash interest expense	32,235	43,200	75,435
December 31, 2023	$376,641	$514,926	$891,567

11.
Equity

At-the-Market Offerings

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Jefferies. During the year ended December 31, 2023, there were 1,175,584 shares sold under the ATM resulting in net proceeds of $53.3 million. There were no shares sold under the ATM for year ended December 31, 2022. As of December 31, 2023, the Company has sold a total of 2,225,956 shares under the ATM, resulting in net proceeds of $132.2 million.

Underwritten Public Offering

In October 2023, the Company completed an underwritten public offering in which 9,833,334 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,500,000 shares, at a public offering price of $30.00 per share. In connection with the offering, the Company sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,666,722 shares of common stock at a purchase price of $29.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

proceeds that the Company received from the offering were $326.5 million, net of underwriting discounts and commissions. As of December 31, 2023, none of the pre-funded warrants had been exercised.

The pre-funded warrants were classified as a component of permanent equity in the Company's Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants.

12.
Stock-Based Awards

Equity Plan Awards

In 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the board of directors. The 2014 Plan had 2,250,000 shares of common stock available for future issuance at the time of its inception. The 2014 Plan provided for automatic annual increases in shares available for grant, beginning on January 1, 2015 through June 7, 2023. In June 2023, the Company adopted the 2023 Incentive Plan which had 4,500,000 shares of common stock available for future issuance at the time of its inception, plus the number of shares subject to the 2014 Plan cancelled after June 7, 2023. No further shares were granted under the 2014 Plan after June 7, 2023.In February 2021, the Company adopted the Employment Inducement Plan, or the Inducement Plan, which was subsequently amended in June 2023 to provide for a maximum of 850,000 shares available for grant under the plan. In 2014, the Company adopted the 2014 Incentive Plan, or the 2014 Plan, for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the board of directors. Under the terms of the 2023 Plan and Inducement Plan, awards may be granted at an exercise price not less than fair market value. The exercise price of an option may not be less than the fair market value. The term of an award granted under the 2023 Plan and Inducement Plan may not exceed ten years. Typically, the vesting schedule for option grants to the employees provides that ¼ of the grant vests upon the first anniversary of the date of grant, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. Typically, the vesting schedule for RSU grants provides that ¼ of the grant vests upon the annual anniversary of the date of grant over the period of four years.

As of December 31, 2023, an aggregate of 19,610,125 shares of common stock have been authorized for issuance under the 2014 Plan, the 2023 Plan, and the Inducement Plan.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding — December 31, 2022	7,773,367	$72.56	6.60	$8,476
Options granted	2,123,256	45.05
Options exercised	(209,793)	13.07
Options cancelled	(899,118)	71.56
Outstanding — December 31, 2023	8,787,712	67.43	6.39	7,558
Vested and exercisable — December 31, 2023	5,415,110	73.28	4.96	1,214
Vested and expected to vest — December 31, 2023	8,461,973	67.96	6.29	6,794

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $4.9 million, $2.6 million, and $38.8 million, respectively. Cash received from the exercise of options was $2.7 million, $6.2 million, and $36.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The weighted-average estimated fair value of stock options granted was $25.53, $34.77, and $70.84 per share of the Company’s common stock during the years ended December 31, 2023, 2022, and 2021, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2023, 2022, and 2021 was $59.7 million, $58.7 million, and $48.1 million, respectively.

Performance Stock Options

The following table summarizes activity under the Company’s Performance Stock Option, or PSO, plans and related information:

	PSOs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2022	1,624,599	$67.37	4.14	$—
PSOs cancelled	(243,601)	67.37
Outstanding — December 31, 2023	1,380,998	67.37	3.15	—
Vested and exercisable — December 31, 2023	117,865	67.37	3.09	—
Vested and expected to vest — December 31, 2023	983,173	67.37	3.14	—

During the year ended December 31, 2022, PSOs were granted to certain nonexecutive employees. PSOs are subject to vest only if specified operational milestones are achieved and the employees’ continued service with the Company. The Company uses the Black-Scholes method to calculate the fair value at the grant date and is recognizing stock-based compensation expense for the PSOs that are expected to vest. Stock-based compensation for PSOs is recognized over the service period, beginning in the period the Company determines it is probable that a milestone will be achieved. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of December 31, 2023, certain operational milestones were deemed probable of achievement. The aggregate intrinsic values of PSOs outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the PSOs and the fair value of the Company’s common stock. The total estimated grant date fair value of PSOs vested during the year ended December 31, 2023, was $3.4 million. No PSOs were granted or were exercised during the year ended December 31, 2023. The weighted-average estimated fair value of PSOs granted was $28.76 during the year ended December 31, 2022.

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units, or RSU, plans and related information:

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2022	2,129,153	$75.11
RSUs granted	2,447,170	44.52
RSUs vested	(738,130)	73.99
RSUs cancelled	(394,081)	61.22
Unvested — December 31, 2023	3,444,112	55.21

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total grant date fair value of the RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $54.6 million, $47.1 million, and $35.5 million, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $33.0 million, $37.8 million, and $69.9 million, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Performance Stock Units

The following table summarizes activity under the Company’s Performance Stock Units, or PSUs and related information:

	PSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested — December 31, 2022	209,230	$98.09
PSUs granted	362,470	50.29
PSUs vested	(27,581)	141.86
PSUs cancelled	(38,013)	106.80
Unvested — December 31, 2023	506,106	60.82

The fair value of the PSUs is determined on the grant date based on the fair value of the Company’s common stock, except for certain PSUs with a market vesting condition, for which fair value is estimated using a Monte Carlo simulation model. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria, including both performance conditions and market conditions. As of December 31, 2023, certain specified criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. The total grant date fair value of the PSUs vested during the years ended December 31, 2023, 2022, and 2021 was $3.9 million, $1.6 million, and $9.2 million, respectively, with an aggregate intrinsic value of the shares of $1.3 million, $2.0 million and $18.9 million, respectively.

Employee Stock Purchase Plan

In January 2014, the Company adopted the 2014 Employee Stock Purchase Plan, or ESPP, which was amended and restated in June 2023. Under the ESPP, eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2023, the Company issued 195,462 shares of common stock under the ESPP. As of December 31, 2023, an aggregate of 6,609,795 shares of common stock have been authorized for future issuance on the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$1,166	$902	$871
Research and development	74,531	74,464	59,097
Selling, general and administrative	59,516	55,002	45,011
Total stock-based compensation expense	$135,213	$130,368	$104,979

Stock-based compensation of $1.9 million, $2.2 million, and $1.7 million was capitalized into inventory for the years ended December 31, 2023, 2022, and 2021, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold. As of December 31, 2023, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $219.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.2 years. In determining the estimated fair value of the stock options, PSOs and ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	6.07	6.07	6.06
Expected volatility	55%	56%	60%
Risk-free interest rate	4.2%	2.0%	1.0%
Expected dividend rate	0.0%	0.0%	0.0%

The fair value of PSOs granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2022
Expected term in years	3.60
Expected volatility	57%
Risk-free interest rate	1.5%
Expected dividend rate	0.0%

13.
Defined Contribution Plan

The Company sponsors a retirement plan in which substantially all of its full-time employees in the U.S. and certain other foreign countries are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company recorded $9.7 million, $9.0 million, and $5.5 million as expense related to the plan for the years ended December 31, 2023, 2022, and 2021, respectively.

14.
Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$608,166	$703,411	$455,314
Foreign	298	(1,686)	(2,333)
Total loss before income taxes	$608,464	$701,725	$452,981

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision for income taxes:
Federal	$—	$—	$—
State	(3,187)	6,062	(14)
International	3,127	1,274	1,058
Total current tax provision	(60)	7,336	1,044
Deferred tax provision:
Federal	—	—	—
State	(1,608)	(1,640)	—
International	(157)	—	—
Total deferred tax provision	(1,765)	(1,640)	—
Total (benefit from) provision for income taxes	$(1,825)	$5,696	$1,044

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures and the significant taxable income generated as a result of our sale of royalties in July 2022, the Company has recorded current state income tax expense of $6.1 million for the year ended December 31, 2022. For the year ended December 31, 2023, the Company recognized an income tax benefit of $4.8 million attributable to modifications in its state apportionment methodology. The Company realized no benefit for current year losses due to a full valuation allowance against the U.S. net deferred tax assets. The benefit was offset by an income tax expense of $3.0 million from foreign jurisdictions.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.8	(0.4)	—
Federal tax credits	7.3	5.9	7.2
Other	(0.7)	(0.1)	0.5
Nondeductible permanent items	(0.3)	(0.6)	(0.8)
Stock-based compensation	(1.8)	(1.2)	1.3
Uncertain tax positions	(1.4)	(1.2)	(1.4)
Change in valuation allowance	(24.1)	(24.0)	(27.9)
Foreign rate differential	(0.5)	(0.2)	(0.1)
Provision for income taxes	0.3%	(0.8)%	(0.2)%

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Loss carryforwards	$266,253	$231,835
Tax credits	305,198	260,546
Stock options	44,795	39,784
Accruals and reserves	27,694	27,029
Fixed assets and intangibles	33,853	39,233
Liabilities for sales of future royalties	205,400	214,900
Basis difference in equity investments	8,423	8,971
Capitalized research and development costs	149,898	75,335
Other	281	3,028
Gross deferred tax assets	1,041,795	900,661
Valuation allowance	(1,035,836)	(894,518)
Total deferred tax assets	5,959	6,143
Deferred tax liabilities:
In-process research and development	(30,688)	(31,667)
Right-of-use lease assets	(5,329)	(6,143)
Gross deferred tax liabilities	(36,017)	(37,810)
Net deferred tax liabilities	$(30,058)	$(31,667)

As of December 31, 2023 and 2022, the Company had approximately $1,004.8 million and $756.6 million, respectively, of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031. As of December 31, 2023 and 2022, the Company had approximately $659.9 million and $710.0 million, respectively, of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031.

As of December 31, 2023 and 2022, the Company had federal research tax credit carryforwards of approximately $46.9 million and $32.6 million, respectively, available to reduce future tax liabilities that will begin to expire in 2030. As of December 31, 2023 and 2022, the Company had state research credit carryforwards of $74.4 million and $59.9 million, respectively, available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2023 and 2022, the Company had federal Orphan Drug Credits of $269.6 million and $239.3 million, respectively, available to reduce future tax liabilities that will begin to expire in 2031.

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

The valuation allowance increased by $141.3 million and $193.8 million during the years ended December 31, 2023 and 2022, respectively.

Due to a change in the state tax rates, the Company recorded a net decrease to the deferred tax liability of $1.6 million with a corresponding deferred income tax benefit of $1.6 million for the year ended December 31, 2023.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of year	$66,794	$55,360	$46,662
Additions based on tax positions related to current year	12,562	11,316	8,542
Additions for tax positions of prior years	642	377	356
Reductions for tax positions of prior years	—	(259)	(200)
Balance at end of year	$79,998	$66,794	$55,360

Approximately $1.3 million in unrecognized tax benefits would impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. For the year ended December 31, 2023, the Company recognized accrued interest and penalties of $0.2 million as a component of income tax expense. No accrued interest and penalties were recognized as a component of income tax expense during the years ended December 31, 2022 and 2021. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next year.

It is the Company’s intention to reinvest the earnings of its non-U.S. subsidiaries in their operations. As of December 31, 2023, the Company had not made a provision for any incremental foreign withholding taxes on approximately $10.8 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount of withholding taxes.

The Company files income tax returns in the U.S. federal, 40 state tax jurisdictions, and ten foreign countries. The federal and state income tax returns from inception to December 31, 2023 remain subject to examination.

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

As of December 31, 2023, the aggregate payments under contractually-binding manufacturing and service agreements are as follows (in thousands):

	Year Ended December 31,
	2024	2025	Total
Manufacturing and Services	$27,899	$5,718	$33,617

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

See “Note 9. Leases” for lease commitments.

Contingencies

While there are no material legal proceedings the Company is aware of, the Company may become party to various claims and complaints arising in the ordinary course of business. Management does not believe that any ultimate liability resulting from any of these potential claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of these claims, and their resolution could be material to operating results for any particular period, depending upon the level of income for the period.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Guarantees and Indemnifications

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director and officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities relating to these obligations for any period presented.
16.
Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, also serve as board members of the foundation, whereby an aggregate $1.0 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded $0.3 million and $0.3 million as research and development expense for this agreement for the years ended December 31, 2023 and 2022, respectively.

17.
Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2023, 2022, and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(606,639)	$(707,421)	$(454,025)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	73,543,862	69,914,225	67,795,540
Net loss per share, basic and diluted	$(8.25)	$(10.12)	$(6.70)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock, restricted stock units, and performance stock units	14,152,286	11,290,935	8,214,063
Employee stock purchase plan	8,450	7,581	3,511
	14,160,736	11,298,516	8,217,574

18.
Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Cumulative foreign currency translation adjustment	$(606)	$(845)
Unrealized gain (loss) on securities available-for-sale	1,253	(5,728)
Total accumulated other comprehensive income (loss)	$647	$(6,573)