Form 10-Q
period 2024-03-31
Ultragenyx Pharmaceutical Inc.
filed 2024-05-03
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 83,133,341 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
stagnating or worsening business and economic conditions and increasing geopolitical instability, including inflationary pressures, general economic slowdown or a recession, high interest rates, foreign exchange rate volatility, financial institution instability, and changes in monetary policy;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$112,250	$213,584
Marketable debt securities	299,830	363,625
Accounts receivable, net	100,253	73,390
Inventory	35,907	33,969
Other assets	47,727	47,616
Total current assets	595,967	732,184
Property, plant, and equipment, net	285,111	290,566
Marketable debt securities	156,581	199,901
Intangible assets, net	165,045	166,271
Goodwill	44,406	44,406
Other assets	59,970	57,685
Total assets	$1,307,080	$1,491,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,972	$42,114
Accrued liabilities	149,133	196,486
Lease liabilities	12,781	12,595
Liabilities for sales of future royalties	42,689	29,242
Total current liabilities	245,575	280,437
Lease liabilities	27,979	30,574
Deferred tax liabilities	30,058	30,058
Liabilities for sales of future royalties	848,725	862,325
Other liabilities	14,479	12,205
Total liabilities	1,166,816	1,215,599
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding in 2024 and in 2023	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; outstanding—83,094,037 in 2024 and 82,315,590 in 2023	83	82
Treasury stock, at cost, 63,575 in 2024 and 9,559 in 2023	(3,332)	(432)
Deferred compensation obligation	3,332	432
Additional paid-in capital	3,698,957	3,662,346
Accumulated other comprehensive income (loss)	(431)	647
Accumulated deficit	(3,558,345)	(3,387,661)
Total stockholders’ equity	140,264	275,414
Total liabilities and stockholders’ equity	$1,307,080	$1,491,013

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product sales	$62,489	$44,229
Royalty revenue	46,344	4,882
Collaboration and license	—	51,385
Total revenues	108,833	100,496
Operating expenses:
Cost of sales	17,533	12,257
Research and development	178,487	165,698
Selling, general and administrative	78,160	76,646
Total operating expenses	274,180	254,601
Loss from operations	(165,347)	(154,105)
Interest income	8,824	6,290
Change in fair value of equity investments	3,746	(334)
Non-cash interest expense on liabilities for sales of future royalties	(15,847)	(15,636)
Other income (expense)	(1,605)	308
Loss before income taxes	(170,229)	(163,477)
Provision for income taxes	(455)	(495)
Net loss	$(170,684)	$(163,972)
Net loss per share, basic and diluted	$(2.03)	$(2.33)
Shares used in computing net loss per share, basic and diluted	84,286,292	70,368,478

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(170,684)	$(163,972)
Other comprehensive income (loss):
Foreign currency translation adjustments	129	144
Unrealized gain (loss) on available-for-sale securities	(1,207)	2,462
Other comprehensive income (loss):	(1,078)	2,606
Total comprehensive loss	$(171,762)	$(161,366)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2023	82,315,590	$82	$3,662,346	$647	$(3,387,661)	$(432)	$432	$275,414
Stock-based compensation		—	36,671	—	—	—	—	36,671
Issuance of common stock under equity plan awards, net of tax	778,447	1	(60)	—	—	—	—	(59)
Deferred compensation	—	—	—	—	—	(2,900)	2,900	—
Other comprehensive loss	—	—	—	(1,078)	—	—	—	(1,078)
Net loss	—	—	—	—	(170,684)	—	—	(170,684)
Balance as of March 31, 2024	83,094,037	$83	$3,698,957	$(431)	$(3,558,345)	$(3,332)	$3,332	$140,264

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$—	$—	$352,494
Stock-based compensation	—	—	30,103	—	—	—	—	30,103
Issuance of common stock under equity plan awards, net of tax	462,952	1	(751)	—	—	—	—	(750)
Deferred compensation	—	—	—	—	—	(356)	356
Other comprehensive income	—	—	—	2,606	—	—	—	2,606
Net loss	—	—	—	—	(163,972)	—	—	(163,972)
Balance as of March 31, 2023	70,660,249	$71	$3,169,371	$(3,967)	$(2,944,994)	$(356)	$356	$220,481

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(170,684)	$(163,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	36,926	31,952
Amortization of discount on marketable debt securities, net	(3,756)	(2,994)
Depreciation and amortization	8,845	5,236
Change in fair value of equity investments	(3,746)	334
Non-cash royalty revenue	(18,063)	(4,882)
Non-cash interest expense on liabilities for sales of future royalties	15,847	15,636
Other	(77)	187
Changes in operating assets and liabilities:
Accounts receivable	(24,908)	(2,508)
Inventory	(2,124)	150
Other assets	6,553	(519)
Accounts payable, accrued, and other liabilities	(35,540)	(35,487)
Net cash used in operating activities	(190,727)	(156,867)
Investing activities:
Purchase of property, plant, and equipment	(3,211)	(25,034)
Purchase of marketable debt securities	(21,928)	(62,024)
Proceeds from sale of marketable debt securities	2,845	10,715
Proceeds from maturities of marketable debt securities	128,794	191,598
Payment for intangible asset	(10,000)	—
Other	(2,065)	(3,951)
Net cash provided by investing activities	94,435	111,304
Financing activities:
Proceeds from the issuance of common stock under equity plan awards, net of tax	(58)	(750)
Other	—	28
Net cash used in financing activities	(58)	(722)
Effect of exchange rate changes on cash	(679)	211
Net decrease in cash, cash equivalents and restricted cash	(97,029)	(46,074)
Cash, cash equivalents and restricted cash at beginning of period	219,399	137,601
Cash, cash equivalents and restricted cash at end of period	$122,370	$91,527

Supplemental disclosures of non-cash information:
Stock-based compensation capitalized into ending inventory	$2,786	$2,276
Costs of property, plant and equipment included in accounts payable, accrued, and other liabilities	$1,280	$9,137
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$—	$3,820

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through March 31, 2024, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim

Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 21, 2024, or Annual Report, with the United States Securities and Exchange Commission, or the SEC.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts used as collateral for the Company’s obligations under its facility leases and to guarantee the fulfillment of certain sales orders to certain government-sponsored customers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$112,250	$85,768
Restricted cash included in other current assets	6,304	1,964
Restricted cash included in other non-current assets	3,816	3,795
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$122,370	$91,527

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk for the three months ended March 31, 2024 and 2023.

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

The Company utilizes certain information from its collaboration partners to record collaboration revenue, including revenue from the sale of the product, associated reserves on revenue, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses. The Company also records royalty revenues under certain of the Company’s license or collaboration agreements in exchange for licensing of intellectual property.

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Note 8. Liabilities for Sales of Future Royalties.” The Company records the royalty revenue from the net sales of Crysvita in the applicable territories on a prospective basis as non-cash royalty revenue in the Condensed Consolidated Statements of Operations over the term of the applicable arrangement.

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

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan whereby certain employees and members of the board of directors are able to defer certain equity awards and other compensation. Amounts deferred are invested into shares of the Company's common stock, mutual funds, and other investment options. The plan complies with the provisions of Section 409A of the Internal Revenue Code. All of the various mutual funds held in the plan are classified as trading securities and recorded at fair value in other non-current assets in the Condensed Consolidated Balance Sheets with changes in fair value recognized as earnings in the period they occur. The short-term portion of the corresponding liability for the plan is included in accrued expenses. The long-term portion of the liability is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain equity awards deferred under the plan are required to be settled through the issuance of Company stock. These awards are recorded as treasury stock and deferred compensation obligation within stockholders’ equity.

3. Financial Instruments

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$51,029	$—	$—	$51,029
Certificates of deposit and time deposits	—	17,986	—	17,986
Corporate bonds	—	179,819	—	179,819
Commercial paper	—	21,966	—	21,966
Asset-backed securities	—	546	—	546
U.S. Government Treasury and agency securities	58,539	206,809	—	265,348
Investment in Solid common stock	6,950	—	—	6,950
Deferred compensation assets	—	13,105	—	13,105
Total financial assets	$116,518	$440,231	$—	$556,749

Financial Liabilities:
Deferred compensation liabilities	$—	$13,310	$—	$13,310

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	—	17,986	—	17,986
Corporate bonds	—	215,166	—	215,166
Commercial paper	—	20,620	—	20,620
Asset-backed securities	—	2,712	—	2,712
U.S. Government Treasury and agency securities	57,437	259,605	—	317,042
Investment in Solid common stock	3,204	—	—	3,204
Deferred compensation assets	—	10,220	—	10,220
Total financial assets	$222,930	$526,309	$—	$749,239

Financial Liabilities:
Deferred compensation liabilities	$—	$10,365	$—	$10,365

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	March 31, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$51,029	$—	$—	$51,029
Certificates of deposit and time deposits	17,986	—	—	17,986
Corporate bonds	179,694	331	(206)	179,819
Commercial paper	21,966	—	—	21,966
Asset-backed securities	547	—	(1)	546
U.S. Government Treasury and agency securities	265,426	91	(169)	265,348
Total	$536,648	$422	$(376)	$536,694

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	17,986	—	—	17,986
Corporate bonds	214,792	711	(337)	215,166
Commercial paper	20,620	—	—	20,620
Asset-backed securities	2,715	—	(3)	2,712
U.S. Government Treasury and agency securities	316,160	982	(100)	317,042
Total	$734,562	$1,693	$(440)	$735,815

At March 31, 2024, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Work-in-process	$22,822	$18,859
Finished goods	13,085	15,110
Total inventory	$35,907	$33,969

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research, clinical study, and manufacturing expenses	$47,703	$65,326
Payroll and related expenses	51,216	82,936
Other	50,214	48,224
Total accrued liabilities	$149,133	$196,486

5. Revenue

The following table disaggregates total revenues from external customers by product sales, royalty revenue, and collaboration and license revenue (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Product sales:
Crysvita	$36,241	$21,234
Mepsevii	6,611	8,480
Dojolvi	16,362	14,303
Evkeeza	3,275	212
Total product sales	62,489	44,229
Crysvita royalty revenue	46,344	4,882
Collaboration and license revenue:
Crysvita collaboration revenue in Profit- Share Territory	—	49,906
Daiichi Sankyo	—	1,479
Total collaboration and license revenue	—	51,385
Total revenues	$108,833	$100,496

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended
	March 31,
	2024	2023
North America	$57,682	$67,132
Latin America	35,178	22,799
Europe	15,973	9,387
Japan	—	1,178
Total revenues	$108,833	$100,496

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 42% and 53% of the total accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively. A separate customer accounted for 20% and 8% of the total accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively.

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

The transaction was accounted as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable in-process research and development intangible asset. Prior to the achievement of certain development and regulatory milestones, the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use. Accordingly, to date, amounts paid to GeneTx, net of cash and working capital acquired, were classified as in-process research and development expense.

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

As KKC was the principal in the sale transaction with the customer during the profit-share period, the Company recognized a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurs. The Company concluded that its portion of KKC’s sales in the Profit-Share Territory prior to April 2023 was analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty. Starting in April 2023, the Company began to record the royalty revenue as the underlying sales occurred.

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

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue in Profit-Share Territory:
Royalty revenue	$28,281	$—
Non-cash royalty revenue	12,121	—
Collaboration revenue	—	49,906
Total revenue in Profit-Share Territory	40,402	49,906
Product sales	36,241	21,234
Non-cash royalty revenue in European Territories	5,942	4,882
Total Crysvita revenue	$82,585	$76,022

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

	Three Months Ended March 31,
	2024	2023
Research and development	$893	$2,272
Selling, general and administrative	1,262	9,080
Cost of sales	11,077	5,542

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $42.4 million and $39.2 million from profit-share revenue and royalties and other receivables recorded in other current assets of $0.2 million and $1.1 million and accrued liabilities of $11.5 million and $5.3 million from commercial and development activity reimbursements, as of March 31, 2024 and December 31, 2023, respectively.

Mereo

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab. Under the terms of the agreement, the Company leads future global development of setrusumab in both pediatric and adult patients with Osteogenesis Imperfecta, or OI. The Company was granted an exclusive license to develop and commercialize setrusumab in the U.S., Turkey, and the rest of the world, excluding the European Economic Area, United Kingdom, and Switzerland, or the Mereo Territory, where Mereo retains commercial rights. Each party is responsible for post-marketing commitments and commercial supply in their respective territories.

Upon the closing of the transactions under the License and Collaboration Agreement with Mereo in January 2021, the Company made a payment of $50.0 million to Mereo. In July 2023, the Company made a $9.0 million payment to Mereo upon the achievement of a clinical milestone. Going forward, the Company may be required to make payments of up to $245.0 million upon the achievement of certain clinical, regulatory, and commercial milestones. The Company will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world, and Mereo will pay the Company a fixed double-digit percentage royalty on net sales in the Mereo Territory.

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

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company would be the principal in future sale transactions with the customer, the Company recognizes product sales and cost of sales in the period the related sales occur and the related revenue recognition criteria are met. Under the collaboration agreement, Regeneron supplies the product and charges the Company a transfer price from the low 20% range up to 40% on net sales, which is recognized as cost of sales in the Company’s Condensed Consolidated Statement of Operations.

The Company paid Regeneron a $30.0 million upfront payment upon the closing of the transaction in January 2022, and a $10.0 million regulatory milestone payment in January 2024. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets.

Under the collaboration agreement, the Company reimbursed Regeneron for development costs of $0.6 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively, recorded as research and development expense on the Condensed Consolidated Statements of Operations. The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $1.2 million and $10.6 million as of March 31, 2024 and December 31, 2023, respectively. Additionally, Regeneron is owed a transfer price fee and royalties on certain revenues and the

Company recorded amounts owed to Regeneron of $0.6 million and a nominal amount in cost of sales on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three months ended March 31, 2024 as compared to those disclosed in "Note 8. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

As described in the Annual Report, the Company holds an equity interest in Solid in connection with its collaboration arrangement. The changes in the fair value of the Company’s equity investments in the common stock of Solid were as follows (in thousands):

Common stock
As of December 31, 2022	$2,807
Change in fair value	397
December 31, 2023	3,204
Change in fair value	3,746
March 31, 2024	$6,950

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount to RPI and OMERS), over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to March 31, 2024 have been $79.3 million and $60.7 million, respectively.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rates were 6.2% and 7.8%, for RPI and OMERS, respectively, as of March 31, 2024.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2022	$365,189	$510,250	$875,439
Royalty revenue	(20,783)	(38,524)	(59,307)
Non-cash interest expense	32,235	43,200	75,435
December 31, 2023	376,641	514,926	891,567
Royalty revenue	(5,942)	(10,058)	(16,000)
Non-cash interest expense	5,899	9,948	15,847
March 31, 2024	$376,598	$514,816	$891,414

9. Stock-Based Awards

As of March 31, 2024, there were 1,398,838 shares available under the 2023 Incentive Plan, 6,694,377 shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 115,324 shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$416	$346
Research and development	20,541	18,120
Selling, general and administrative	15,977	13,473
Total stock-based compensation expense	$36,934	$31,939

10. Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding and pre-funded warrants and treasury stock for deferred compensation obligations required to be settled in shares of common stock. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock, the weighted average treasury stock for deferred compensation obligations required to be settled in shares of common stock, and potential dilutive securities outstanding during the period.

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock, restricted stock units, and performance stock units	15,056,294	12,825,527
Employee stock purchase plan	110,146	97,917
	15,166,440	12,923,444

11. Equity Transactions

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Cowen. No shares were sold under this agreement during the three months ended March 31, 2024.

Underwritten Public Offering

In October 2023, the Company completed an underwritten public offering in which 9,833,334 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,500,000 shares, at a public offering price of $30.00 per share. In connection with the offering, the Company sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,666,722 shares of common stock at a purchase price of $29.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that the Company received from the offering were $326.5 million, net of underwriting discounts and commissions. As of March 31, 2024, none of the pre-funded warrants had been exercised.

The pre-funded warrants were classified as a component of permanent equity in the Company's Condensed Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants.

12. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, at the time also served as board members of the foundation, whereby an aggregate $1.0 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded $0.3 million and nil million as research and development expense for this agreement for the three months ended March 31, 2024 and 2023, respectively. A total of $0.8 million has been recorded as research and development expense for this agreement to date.

13. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Foreign currency translation adjustments	$(477)	$(606)
Unrealized gain on available-for-sale securities	46	1,253
Total accumulated other comprehensive income (loss)	$(431)	$647

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes in Item 1 and with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, or Annual Report.

Overview

Ultragenyx Pharmaceutical Inc., we or the Company, is a biopharmaceutical company committed to bringing novel products to patients for the treatment of serious rare and ultrarare genetic diseases. We have built a diverse portfolio of approved therapies and product candidates aimed at addressing diseases with high unmet medical need and clear biology for treatment, for which there are typically no approved therapies treating the underlying disease.

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

Evkeeza for the treatment of HoFH

Evkeeza is a fully human monoclonal antibody administered by IV, that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism, developed for the treatment of homozygous familial hypercholesterolemia, or HoFH, a rare inherited condition. HoFH occurs when two copies of the genes causing familial hypercholesterolemia are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of low-density lipoprotein-cholesterol, or LDL-C, which is bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals, or Regeneron. It is also approved in the European Economic Area, or EEA, as a first-in-class therapy for use together with diet and other LDL-C lowering therapies to treat adults and adolescents aged five years and older with clinical HoFH. There are approximately 3,000 to 5,000 patients with HoFH in the developed world outside of the U.S.

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

Recent Program Updates

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

In April 2024, we announced all patients in the Phase 3 Orbit and Cosmic studies have been enrolled. The Phase 3 portion of Orbit enrolled 158 patients and is a randomized placebo-controlled study evaluating the effect of setrusumab compared to placebo on the rate of annualized clinical fractures in patients aged five to <25 years. Cosmic enrolled 66 patients and is an active-controlled study evaluating the effect of setrusumab compared to intravenous bisphosphonate (IV-BP) therapy on annualized total fracture rate in patients aged two to less than seven years. Additional longer-term safety and efficacy data from the Phase 2 portion of the Orbit study are expected in the second half of 2024.

GTX-102 for the treatment of Angelman Syndrome

In January 2024, we announced that enrollment in the Expansion Cohorts had been completed in the Phase 1/2 study of GTX-102 for the treatment of Angelman syndrome. Across the Phase 1/2, including the Dose Escalation and Expansion Cohorts, there are a total of 74 patients enrolled in the Phase 1/2 study. The Expansion Cohorts will evaluate many of the same safety, pharmacokinetic, and efficacy measures as the previously enrolled Dose Escalation Cohorts plus some new evaluations.

In April 2024, we presented new interim data from the Phase 1/2 study at the 76th Annual American Academy of Neurology Meeting. Patients in Expansion Cohorts A & B treated with a set dose and regimen of GTX-102 showed rapid and clinically meaningful improvement across multiple domains consistent with or exceeding Dose Escalation Cohorts 4-7 data at Day 170. Treatment of the Dose Escalation Cohorts 4-7 showed long-term increasing and sustained clinical benefit far exceeding Natural History data at Day 758.

As previously reported and as of April 5, 2024, there were two patients who had mild or moderate lower extremity weakness across 53 patients who have completed the loading phase in the Expansion Cohorts A-E. Both were in Cohorts A & B and none reported in Cohorts C–E, as of the data cutoff. The lower extremity weakness resolved rapidly without sequelae and patients remain in the study without ongoing safety concerns and are expected to continue dosing. The FDA and other regulatory agencies were notified and raised no issues nor required additional actions. There were no other unexpected serious adverse events. We expect to share additional long-term safety and efficacy data from the Phase 1/2 study and plan to continue to provide routine safety updates with efficacy updates. We currently expect to have an End of Phase 2 meeting with the FDA in mid-2024 and with other regulatory agencies in the second half of 2024.

UX111 for the treatment of Sanfilippo syndrome type A or MPS IIIA

In February 2024, we presented new data from the ongoing pivotal Transpher A study evaluating the efficacy and safety of UX111 in children with MPS IIIA at the 20th Annual WORLDSymposiumTM. The presentation showed reductions of HS exposure in cerebrospinal fluid correlated with improved long-term cognitive function in patients with MPS IIIA following treatment with UX111. Discussions with the FDA seeking an accelerated review path are ongoing.

DTX401 for the treatment of Glycogen Storage Disease Type Ia, or GSDIA

In May 2023, we announced the last patient had been dosed in the Phase 3 study of DTX401. The 48-week Phase 3 study enrolled 49 patients eight years of age and older, randomized 1:1 to DTX401 (1.0 x 10^13 GC/kg dose) or placebo. The primary endpoint is the reduction in oral glucose replacement with cornstarch, while maintaining glucose control. We expect to share results from this Phase 3 study in the second quarter of 2024.

DTX301 for the treatment of Ornithine Transcarbamylase, or OTC, deficiency

We are currently randomizing and dosing patients in our 64-week Phase 3 study of DTX301. The patients in the study will be randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. We plan to enroll approximately 50 patients 12 years of age and older. The co-primary endpoints are the percentage of patients who achieve a response, as measured by discontinuation or reduction in baseline disease management, and the 24-hour plasma ammonia levels. We expect to complete enrollment for the Phase 3 study in the second half of 2024.

UX701 for the treatment of Wilson disease

In February 2024, we announced that we have enrolled and dosed patients in the three dose escalating cohorts of the first, dose-finding, stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During Stage 1, the safety and efficacy of UX701 is being evaluated across three, sequential dosing cohorts (Cohort 1: 5.0 x 10^12 GC/kg, Cohort 2: 1.0 x 10^13 GC/kg, and Cohort 3: 2.0 x 10^13 GC/kg) that will enable a dose to be selected for further evaluation in the second, randomized, placebo-controlled stage of this seamless pivotal study. Data from Stage 1 are expected in the second half of 2024, which will be followed by dose selection and initiation of Stage 2.

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

We have incurred net losses in each year since inception. Our net loss was $170.7 million and $164.0 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $108.8 million and $100.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase in revenue was largely driven by increases in demand for our approved products.

As of March 31, 2024, we had $568.7 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023:

Revenue (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Product sales:
Crysvita	$36,241	$21,234	$15,007	71%
Mepsevii	6,611	8,480	(1,869)	-22%
Dojolvi	16,362	14,303	2,059	14%
Evkeeza	3,275	212	3,063	*
Total product sales	62,489	44,229	18,260	41%
Crysvita royalty revenue	46,344	4,882	41,462	*
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	—	49,906	(49,906)	*
Daiichi Sankyo	—	1,479	(1,479)	*
Total collaboration and license revenue	—	51,385	(51,385)	*
Total revenues	$108,833	$100,496	$8,337	8%
* Not meaningful

Our product sales increased by $18.3 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase is primarily due to an increase in demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, continued increase in demand for our other approved products, and increases in revenue on our named patient programs.

Our Crysvita royalty revenue as compared to the Crysvita collaboration revenue in the Profit-Share Territory decreased by a net $8.4 million for the three months ended March 31, 2024, as compared to the same period in 2023; this decrease is primarily due to recognizing Crysvita royalty revenue in North America on an annual tiered basis for the three months ended March 31, 2024, as compared to the profit-share in the prior period. We transitioned commercial responsibilities to KKC in the Profit-Share Territory in April 2023. Post-transition, we recognize our revenue share for Crysvita sales in the Profit-Share Territory as royalty revenue, which was recorded as collaboration revenue prior to the transition. The royalty is calculated using annual revenue tiers ranging from the mid 20% up to 30%. We expect for the year ended 2024, our Crysvita annual tiered royalty revenue for North America will average at the upper end of the range.

Our revenue from the Daiichi Sankyo arrangement decreased by $1.5 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease was due to the completion of the technology transfer and the technology transfer period as of March 31, 2023.

Cost of Sales (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Cost of sales	$17,533	$12,257	$5,276	43%

Cost of sales increased by $5.3 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase in cost of sales was due to increased demand for our approved products.

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

The following table provides a breakout of our research and development expenses by major program type and business activities:

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Clinical programs:
Gene therapy programs	$52,675	$35,144	$17,531	50%
Biologic and nucleic acid programs	35,887	30,854	5,033	16%
Translational research	15,690	20,424	(4,734)	-23%
Approved products	10,028	15,847	(5,819)	-37%
Infrastructure	20,882	19,538	1,344	7%
Stock-based compensation	20,541	18,120	2,421	13%
Other research and development	22,784	25,771	(2,987)	-12%
Total research and development expenses	$178,487	$165,698	$12,789	8%

Total research and development expenses increased by $12.8 million for the three months ended March 31, 2024, compared to the same period in 2023. The change in research and development expenses was primarily due to:

•
for gene therapy programs, an increase of $17.5 million, primarily related to continued clinical progress of the DTX401, DTX301, and UX701 programs and associated internal manufacturing and external manufacturing costs related to the transition of certain programs to in-house manufacturing;
•
for biologic and nucleic acid programs, an increase of $5.0 million, primarily related to the continued clinical progress of the UX143 and GTX102 programs and associated clinical development and manufacturing expenses, partially offset by a reduction in development expense on UX053 for the treatment of Glycogen Storage Disease Type III;
•
for translational research, a decrease of $4.7 million, primarily related to decreases in manufacturing and headcount expense for IND-stage projects;
•
for approved products, a decrease of $5.8 million, primarily due to transition of Crysvita commercialization responsibilities in North America to KKC, cost efficiencies on certain disease monitoring program activities, and a decrease in reimbursement of Regeneron collaboration expenses associated with pediatric and open label extension trials for Evkeeza;
•
for infrastructure, an increase of $1.3 million, primarily related to increased expenses for support of our clinical and research program pipeline, expansion of laboratory space, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, an increase of $2.4 million, primarily related to higher valuation of stock-based awards granted to employees; and
•
for other research and development expenses, a decrease of $3.0 million, primarily related to decreased staffing and cost efficiencies to support internal manufacturing, and administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Selling, general and administrative	$78,160	$76,646	$1,514	2%

Selling, general and administrative expenses increased by $1.5 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase in selling, general and administrative expenses was primarily due to increases in commercialization costs.

We expect annual selling, general and administrative expenses to continue to moderate in the near-term as we continue to support our approved products and multiple clinical-stage product candidates, and thereafter we expect these expenses to increase as we plan to launch additional products.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Interest income	$8,824	$6,290	$2,534	40%

Interest income increased by $2.5 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increases in interest rates.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Change in fair value of equity investments	$3,746	$(334)	$4,080	*

For the three months ended March 31, 2024, we recorded a net increase in the fair value of our equity investments of $3.7 million due to unrealized gains on our investments in Solid Biosciences Inc., or Solid, common stock.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(15,847)	$(15,636)	$(211)	1%

The non-cash interest expense on liabilities for sales of future royalties decreased by a nominal amount for the three months ended March 31, 2024, compared to the same period in 2023. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Other income (expense)	$(1,605)	$308	$(1,913)	*

Other income (expense) decreased by $1.9 million for the three months ended March 31, 2024, compared to the same period in 2023. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
Provision for income taxes	$(455)	$(495)	$40	-8%

The provision for incomes taxes decreased by a nominal amount for the three months ended March 31, 2024, compared to the same period in 2023.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of March 31, 2024, we had $568.7 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In October 2023, we completed an underwritten public offering in which 9,833,334 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,500,000 shares, at a public offering price of $30.00 per share. In connection with the offering, we sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,666,722 shares of common stock at a purchase price of $29.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that we received from the offering were $326.5 million, net of underwriting discounts and commissions. As of March 31, 2024, none of the pre-funded warrants had been exercised.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Cowen. No shares were sold under this agreement during the three months ended March 31, 2024.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(190,727)	$(156,867)
Cash provided by investing activities	94,435	111,304
Cash used in financing activities	(58)	(722)
Effect of exchange rate changes on cash	(679)	211
Net decrease in cash, cash equivalents and restricted cash	$(97,029)	$(46,074)

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

Cash used in operating activities for the three months ended March 31, 2024 was $190.7 million and primarily reflected a net loss of $170.7 million, partially offset by non-cash items of $36.0 million, net, which consisted primarily of non-cash collaboration royalty revenues, interest expense related to the sale of future royalties to RPI and OMERS, stock-based compensation, amortization of discounts on marketable debt securities, the change in fair value of equity investments, and depreciation and amortization. The change in operating assets and liabilities also reflected a net use of cash of $56.0 million, primarily due to an increase in accounts receivable primarily related to an increase in sales of our approved products and timing of when orders were received, partially offset by a net decrease in accounts payable, accrued and other liabilities primarily due to the payout of the 2023 annual bonus and decreases in accrued collaboration for the payment of a regulatory milestone to Regeneron.

Cash used in operating activities for the three months ended March 31, 2023 was $156.9 million and primarily reflected a net loss of $164.0 million, partially offset by non-cash items of $45.5 million, net, which consisted primarily of non-cash collaboration royalty revenues, interest expense related to the sale of future royalties to RPI and OMERS, net of amounts capitalized, stock-based compensation, amortization of discounts on marketable debt securities, and depreciation and amortization. The change in operating assets and liabilities also reflected a net use of cash of $38.4 million, primarily due to a decrease in accounts payable, accrued liabilities, and other liabilities primarily due to the payout of the 2022 annual bonus and decreases in manufacturing accruals related to timing of invoicing.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2024 was $94.4 million and was primarily related to $109.7 million from net activities in marketable debt securities, offset by the payment to Regeneron of $10.0 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash provided by investing activities for the three months ended March 31, 2023 was $111.3 million and was primarily related to $140.3 million from net activities in marketable debt securities, offset by purchases of property, plant, and equipment of $25.0 million, primarily related to the fit-out of our gene therapy manufacturing facility.

Cash used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 was $0.1 million.

Cash used in financing activities for the three months ended March 31, 2023 was $0.7 million.

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
•
the impact of macroeconomic conditions, including the general economic slowdown, inflationary pressure, high interest rates, and potential recessionary environment on our business operations and operating results and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

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

Future minimum lease payments under non-cancellable leases as of March 31, 2024, were approximately $51.1 million, of which $16.2 million is due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of March 31, 2024, we had obligations of approximately $32.7 million, of which $23.5 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2024, we had cash, cash equivalents, and marketable debt securities totaling $568.7 million, compared to $777.1 million as of December 31, 2023, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of March 31, 2024 or December 31, 2023. To date, we have not experienced a loss of principal on any of our investments and as of March 31, 2024, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three months ended March 31, 2024, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of March 31, 2024. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of March 31, 2024, our available cash, cash equivalents, and marketable debt securities were $568.7 million. We expect we will need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

As described in “Item 1. Business – Government Regulation” or our Annual Report, we seek Fast Track, Breakthrough Therapy designation, RMAT designation, PRIME scheme access or Priority Review designation for our product candidates if supported by the results of clinical trials. Designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product is within the discretion of the relevant regulatory agency. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product, the agency may disagree and instead determine not to make such designation. The receipt of such a designation for a product candidate also may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure that the product will ultimately be approved by the regulatory authority. In addition, regarding Fast Track products and Breakthrough Therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a Fast Track product, RMAT, or a Breakthrough Therapy or, for Priority Review products, decide that period for FDA review or approval will not be shortened. Furthermore, with respect to PRIME designation by the EMA, PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

Under our agreement with KKC, KKC has the sole right to commercialize Crysvita in Europe and, at certain specified times, in the U.S., Canada, and Turkey, subject to certain rights retained. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

•
KKC has no obligation under our agreement to use diligent efforts to commercialize Crysvita in Europe, the U.S., or Canada. The timing and amount of any royalty payments that are made by KKC based on sales of Crysvita in Europe, the U.S., and Canada will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Crysvita by KKC in those territories;
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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us, ceases operations, is acquired, enters into exclusive arrangements with a competitor or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and Regeneron pursuant to a supply agreement. The drug substance and drug product for Mepsevii are currently manufactured by Rentschler under a commercial supply and services agreement, accompanying purchase orders, and other agreements. Pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo pursuant to a supply agreement, and the drug product for Dojolvi was prepared by Haupt Pharma AG, pursuant to a master services agreement. Single source suppliers are also used for our gene therapy programs. Haupt Pharma closed its Wolfrathshausen, Germany site, which produces the Dojolvi drug product, at the end of 2023. As such, we are in the process of qualifying and conducting transfer activities to an alternative supplier. We cannot provide assurances that qualifying alternate sources, if available at all, for the Dojolvi drug product or for any of our other drug substances and drug products, and establishing relationships with such sources would not result in significant expense, supply disruptions or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business. Furthermore, current geopolitical tensions with China including the Congressional legislative proposal, titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by Chinese biotechnology companies, and the recent requests by certain Congressional leaders that WuXi AppTech Co. and its affiliates be added to certain U.S. Government restricted entity lists, could lead to our competitors and other companies moving to suppliers outside of China, including to our current suppliers. Significant increases in business at our single source suppliers resulting from such activities could adversely limit capacity at such suppliers to manufacture our products or result in price increases, interruptions or delays of our products.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing treatments that may compete with our products and product candidates. See our “Item 1. Business – Competition” in our Annual Report.

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

Outside the U.S., there have been changes to patent laws in certain jurisdictions that could impair our ability to obtain, maintain, or enforce our patents in those territories. For instance, Europe’s new Unitary Patent system and Unified Patent Court, or the UPC may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, as part of the European Patent Package, or the EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum in which to seek central revocation of our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be valid and relevant to one or more of our gene therapy product candidates, certain methods that may be used in their manufacture or delivery, or certain formulations comprising one or more of our gene therapy candidates. Regarding our anti-sclerostin antibody product candidate, setrusumab, we are aware of litigation involving patents owned by a third-party, OssiFi-Mab LLC, orOMab, relating to methods of using sclerostin antagonists in combination with antiresorptive drugs to increase bone growth, bone formation, and/or bone density. Specifically, in the U.S., OMab has asserted certain patents expiring in 2027 or 2028 against Amgen based on Amgen’s commercialization of an anti-sclerostin antibody, Evenity®, for the treatment of osteoporosis in postmenopausal women at high risk for fracture; Amgen denies infringement and asserts the OMab patents are invalid. In Europe, OMab was granted two patents with related subject matter; the first patent has been revoked while the second has been opposed by Amgen, UCB, and two anonymous parties. There is a risk that one or more third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtain a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

In recent years, the U.S. Supreme Court has ruled on several patent cases, and in some instances, narrowed the scope of patent protection available. In addition, there have been recent proposals for changes to U.S. laws that, if adopted, could impact our ability to obtain or maintain patent protection for our proprietary technologies. Depending on future actions by U.S. courts, U.S. Congress, the USPTO, and the relevant lawmaking bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents, shorten the term of our existing patents and patents that we might obtain in the future, or impair the validity or enforceability of our patents that may be asserted against our competitors or other third parties. Any of these outcomes could have a material adverse effect on our business. For example, with respect to patent term adjustment, or PTA, the Federal Circuit’s recent holding in In re Cellect, LLC, 81 F.4th 1216 (Fed. Cir. 2023), that the obviousness-type double patenting analysis for a patent that has received PTA must be based on the expiration date of the patent after the PTA has been added, may negatively impact the validity and/or term of certain of our owned or in-licensed U.S. patents.

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

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded an intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through March 31, 2024.

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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information and clinical data, and may experience similar incidents in the future. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted hybrid working arrangements following the COVID-19 pandemic. Improper or inadvertent behavior by employees, contractors and others with permitted access to our systems, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information, or personal information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. A security breach that results in the unauthorized access, use or disclosure of personal information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability.

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

In June 2023, we adopted our 2023 Incentive Plan, or the 2023 Plan, which replaced our 2014 Incentive Plan, following stockholder approval of the plan. Pursuant to our 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2024, there were 1,398,838 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, which was amended and restated in June 2023, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2024, there were 6,694,377 shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was amended in June 2023, or the Inducement Plan, with a maximum of 850,000 shares available for grant under the plan. At March 31, 2024, there were 115,324 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

•
expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•
require holders of 75% of our outstanding common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.

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

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance, or ESG, practices and disclosures and institutional and individual investors are increasingly using ESG screening criteria in making investment decisions. Investors who are focused on ESG matters may seek enhanced ESG disclosures or to implement policies adverse to our business, and there can be no assurances that stockholders will not advocate, via proxy contests, media campaigns or other public or private means, for us to make corporate governance changes or engage in certain corporate actions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention and access to capital. In addition, our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, the following directors and Section 16 officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date Adopted	Aggregate Number of Shares of Common Stock to be Sold (Subject to Certain Conditions)	Plan End Date
Emil Kakkis EVP, Chief Executive Officer and Director	March 1, 2024	Up to 85,000 shares	February 28, 2025
Karah Parschauer EVP, Chief Legal Officer and Corporate Affairs	March 5, 2024	Up to 41,717 shares, 31,911 of which are shares to be acquired upon the exercise of stock options	March 5, 2025
Shehnaaz Suliman, Board Member	March 8, 2024	Up to 25,000 shares, all of which are shares to be acquired upon the exercise of stock options	March 7, 2025
Eric Crombez EVP, Chief Medical Officer	March 11, 2024	Up to 61,247 shares, 37,266 of which are shares to be acquired upon the exercise of stock options	March 14, 2025

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 2, 2024	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: May 2, 2024	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)