Form 10-Q
period 2024-06-30
Ultragenyx Pharmaceutical Inc.
filed 2024-08-02
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, the registrant had 92,165,190 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$480,693	$213,584
Marketable debt securities	283,128	363,625
Accounts receivable, net	105,982	73,390
Inventory	40,137	33,969
Other assets	54,700	47,616
Total current assets	964,640	732,184
Property, plant, and equipment, net	278,707	290,566
Marketable debt securities	110,669	199,901
Intangible assets, net	166,243	166,271
Goodwill	44,406	44,406
Other assets	53,772	57,685
Total assets	$1,618,437	$1,491,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,807	$42,114
Accrued liabilities	154,421	196,486
Lease liabilities	11,717	12,595
Liabilities for sales of future royalties	46,921	29,242
Total current liabilities	272,866	280,437
Lease liabilities	25,741	30,574
Deferred tax liabilities	30,058	30,058
Liabilities for sales of future royalties	842,157	862,325
Other liabilities	15,197	12,205
Total liabilities	1,186,019	1,215,599
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding in 2024 and in 2023	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; outstanding—92,135,384 in 2024 and 82,315,590 in 2023	92	82
Treasury stock, at cost, 65,063 in 2024 and 9,559 in 2023	(3,395)	(432)
Deferred compensation obligation	3,395	432
Additional paid-in capital	4,123,364	3,662,346
Accumulated other comprehensive income (loss)	(1,095)	647
Accumulated deficit	(3,689,943)	(3,387,661)
Total stockholders’ equity	432,418	275,414
Total liabilities and stockholders’ equity	$1,618,437	$1,491,013

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales	$73,805	$42,179	$136,294	$86,408
Royalty revenue	73,221	46,331	119,565	51,213
Collaboration and license	—	19,799	—	71,184
Total revenues	147,026	108,309	255,859	208,805
Operating expenses:
Cost of sales	21,280	9,914	38,813	22,171
Research and development	161,503	164,949	339,990	330,647
Selling, general and administrative	80,604	81,403	158,764	158,049
Total operating expenses	263,387	256,266	537,567	510,867
Loss from operations	(116,361)	(147,957)	(281,708)	(302,062)
Interest income	7,401	5,964	16,225	12,254
Change in fair value of equity investments	(3,991)	261	(245)	(73)
Non-cash interest expense on liabilities for sales of future royalties	(15,960)	(15,375)	(31,807)	(31,011)
Other expense	(1,829)	(1,989)	(3,434)	(1,681)
Loss before income taxes	(130,740)	(159,096)	(300,969)	(322,573)
Provision for income taxes	(858)	(732)	(1,313)	(1,227)
Net loss	$(131,598)	$(159,828)	$(302,282)	$(323,800)
Net loss per share, basic and diluted	$(1.52)	$(2.25)	$(3.54)	$(4.58)
Shares used in computing net loss per share, basic and diluted	86,580,516	70,897,991	85,433,443	70,639,015

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(131,598)	$(159,828)	$(302,282)	$(323,800)
Other comprehensive income (loss):
Foreign currency translation adjustments	(219)	293	(90)	437
Unrealized gain (loss) on available-for-sale securities	(445)	576	(1,652)	3,038
Other comprehensive income (loss):	(664)	869	(1,742)	3,475
Total comprehensive loss	$(132,262)	$(158,959)	$(304,024)	$(320,325)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of March 31, 2024	83,094,037	$83	$3,698,957	$(431)	$(3,558,345)	$(3,332)	$3,332	$140,264
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,782,051	9	380,857	—	—	—	—	380,866
Stock-based compensation	—	—	39,476	—	—	—	—	39,476
Issuance of common stock under equity plan awards, net of tax	259,296	—	4,074	—	—	—	—	4,074
Deferred compensation	—	—	—	—	—	(63)	63	—
Other comprehensive loss	—	—	—	(664)	—	—	—	(664)
Net loss	—	—	—	—	(131,598)	—	—	(131,598)
Balance as of June 30, 2024	92,135,384	$92	$4,123,364	$(1,095)	$(3,689,943)	$(3,395)	$3,395	$432,418

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2023	82,315,590	$82	$3,662,346	$647	$(3,387,661)	$(432)	$432	$275,414
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,782,051	9	380,857	—	—	—	—	380,866
Stock-based compensation	—	—	76,147	—	—	—	—	76,147
Issuance of common stock under equity plan awards, net of tax	1,037,743	1	4,014	—	—	—	—	4,015
Deferred compensation	—	—	—	—	—	(2,963)	2,963	—
Other comprehensive loss	—	—	—	(1,742)	—	—	—	(1,742)
Net loss	—	—	—	—	(302,282)	—	—	(302,282)
Balance as of June 30, 2024	92,135,384	$92	$4,123,364	$(1,095)	$(3,689,943)	$(3,395)	$3,395	$432,418

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of March 31, 2023	70,660,249	$71	$3,169,371	$(3,967)	$(2,944,994)	$(356)	$356	$220,481
Issuance of common stock in connection with at-the-market offering, net	564,302	—	28,507	—	—	—	—	28,507
Stock-based compensation	—	—	34,432	—	—	—	—	34,432
Issuance of common stock under equity plan awards, net of tax	240,873	—	4,569	—	—	—	—	4,569
Deferred compensation	—	—	—	—	—	(25)	25	—
Other comprehensive income	—	—	—	869	—	—	—	869
Net loss	—	—	—	—	(159,828)	—	—	(159,828)
Balance as of June 30, 2023	71,465,424	$71	$3,236,879	$(3,098)	$(3,104,822)	$(381)	$381	$129,030

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$—	$—	$352,494
Issuance of common stock in connection with at-the-market offering, net	564,302	—	28,507	—	—	—	—	28,507
Stock-based compensation	—	—	64,535	—	—	—	—	64,535
Issuance of common stock under equity plan awards, net of tax	703,825	1	3,818	—	—	—	—	3,819
Deferred compensation	—	—	—	—	—	(381)	381	—
Other comprehensive income	—	—	—	3,475	—	—	—	3,475
Net loss	—	—	—	—	(323,800)	—	—	(323,800)
Balance as of June 30, 2023	71,465,424	$71	$3,236,879	$(3,098)	$(3,104,822)	$(381)	$381	$129,030

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(302,282)	$(323,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	76,297	66,606
Amortization of discount on marketable debt securities, net	(6,703)	(6,213)
Depreciation and amortization	17,707	10,597
Change in fair value of equity investments	245	73
Non-cash royalty revenue	(44,352)	(22,152)
Non-cash interest expense on liabilities for sales of future royalties	31,807	31,011
Other	(748)	2,055
Changes in operating assets and liabilities:
Accounts receivable	(22,750)	(17,586)
Inventory	(6,251)	(1,507)
Other assets	(449)	11,594
Accounts payable, accrued, and other liabilities	(10,211)	(23,706)
Net cash used in operating activities	(267,690)	(273,028)
Investing activities:
Purchase of property, plant, and equipment	(5,220)	(38,972)
Purchase of marketable debt securities	(25,301)	(165,305)
Proceeds from sale of marketable debt securities	3,022	14,627
Proceeds from maturities of marketable debt securities	197,104	407,221
Payments for intangible asset	(12,500)	(2,500)
Other	(2,106)	(4,349)
Net cash provided by investing activities	154,999	210,722
Financing activities:
Proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	380,866	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net	—	28,507
Proceeds from the issuance of common stock under equity plan awards, net of tax	4,015	3,819
Other	—	(28)
Net cash provided by financing activities	384,881	32,298
Effect of exchange rate changes on cash	(1,327)	75
Net increase (decrease) in cash, cash equivalents and restricted cash	270,863	(29,933)
Cash, cash equivalents and restricted cash at beginning of period	219,399	137,601
Cash, cash equivalents and restricted cash at end of period	$490,262	$107,668

Supplemental disclosures of non-cash information:
Stock-based compensation capitalized into ending inventory	$3,004	$2,303
Costs of property, plant and equipment included in accounts payable, accrued, and other liabilities	$899	$6,063
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$—	$7,969

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

Evkeeza® (evinacumab) is approved in the U.S. and the European Economic Area, or EEA, for the treatment of homozygous familial hypercholesterolemia, or HoFH. The Company has exclusive rights to commercialize Evkeeza® (evinacumab) outside of the U.S .

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
•
UX143 (setrusumab), which is subject to the Company’s collaboration agreement with Mereo BioPharma 3, or Mereo, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with Osteogenesis Imperfecta, or OI;
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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through June 30, 2024, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	June 30,
	2024	2023
Cash and cash equivalents	$480,693	$102,059
Restricted cash included in other current assets	6,172	1,696
Restricted cash included in other non-current assets	3,397	3,913
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$490,262	$107,668

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk for the three and six months ended June 30, 2024 and 2023.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$427,247	$—	$—	$427,247
Certificates of deposit and time deposits	—	15,986	—	15,986
Corporate bonds	—	169,365	—	169,365
Commercial paper	—	12,226	—	12,226
Asset-backed securities	—	369	—	369
U.S. Government Treasury and agency securities	30,732	176,728	—	207,460
Investment in Solid common stock	2,959	—	—	2,959
Deferred compensation assets	—	13,712	—	13,712
Total financial assets	$460,938	$388,386	$—	$849,324

Financial Liabilities:
Deferred compensation liabilities	$—	$13,959	$—	$13,959

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	—	17,986	—	17,986
Corporate bonds	—	215,166	—	215,166
Commercial paper	—	20,620	—	20,620
Asset-backed securities	—	2,712	—	2,712
U.S. Government Treasury and agency securities	57,437	259,605	—	317,042
Investment in Solid common stock	3,204	—	—	3,204
Deferred compensation assets	—	10,220	—	10,220
Total financial assets	$222,930	$526,309	$—	$749,239

Financial Liabilities:
Deferred compensation liabilities	$—	$10,365	$—	$10,365

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	June 30, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$427,247	$—	$—	$427,247
Certificates of deposit and time deposits	15,986	—	—	15,986
Corporate bonds	169,414	139	(188)	169,365
Commercial paper	12,226	—	—	12,226
Asset-backed securities	369	—	—	369
U.S. Government Treasury and agency securities	207,810	1	(351)	207,460
Total	$833,052	$140	$(539)	$832,653

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	17,986	—	—	17,986
Corporate bonds	214,792	711	(337)	215,166
Commercial paper	20,620	—	—	20,620
Asset-backed securities	2,715	—	(3)	2,712
U.S. Government Treasury and agency securities	316,160	982	(100)	317,042
Total	$734,562	$1,693	$(440)	$735,815

At June 30, 2024, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Work-in-process	$25,252	$18,859
Finished goods	14,885	15,110
Total inventory	$40,137	$33,969

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research, clinical study, and manufacturing expenses	$36,325	$65,326
Payroll and related expenses	61,052	82,936
Revenue related reserves	27,972	17,029
Other	29,072	31,195
Total accrued liabilities	$154,421	$196,486

5. Revenue

The following table disaggregates total revenues from external customers by product sales, royalty revenue, and collaboration and license revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product sales:
Crysvita	$40,449	$16,884	$76,690	$38,118
Mepsevii	6,145	8,439	12,756	16,919
Dojolvi	19,355	16,491	35,717	30,794
Evkeeza	7,856	365	11,131	577
Total product sales	73,805	42,179	136,294	86,408
Crysvita royalty revenue	73,221	46,331	119,565	51,213
Collaboration and license revenue:
Crysvita collaboration revenue in Profit- Share Territory	—	19,799	—	69,705
Daiichi Sankyo	—	—	—	1,479
Total collaboration and license revenue	—	19,799	—	71,184
Total revenues	$147,026	$108,309	$255,859	$208,805

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
North America	$88,889	$79,289	$146,571	$146,421
Latin America	38,929	19,068	74,107	41,867
Europe, Middle East, and Africa, or EMEA	16,157	9,952	32,130	19,339
Asia-Pacific, or APAC	3,051	—	3,051	1,178
Total revenues	$147,026	$108,309	$255,859	$208,805

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 63% and 53% of the total accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively. A separate customer accounted for 12% and 2%, respectively, of the total accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively.

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

As KKC was the principal in the sale transaction with the customer during the profit-share period, the Company recognized a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurred. The Company concluded that its portion of KKC’s sales in the Profit-Share Territory prior to April 2023 was analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty. Starting in April 2023, the Company began to record the royalty revenue as the underlying sales occurred.

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

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue in Profit-Share Territory:
Royalty revenue	$46,932	$29,061	$75,213	$29,061
Non-cash royalty revenue	20,113	12,454	32,234	12,454
Collaboration revenue	—	19,799	—	69,705
Total revenue in Profit-Share Territory	67,045	61,314	107,447	111,220
Product sales	40,449	16,884	76,690	38,118
Non-cash royalty revenue in European Territories	6,176	4,816	12,118	9,698
Total Crysvita revenue	$113,670	$83,014	$196,255	$159,036

Collaboration Cost Sharing and Payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs and as a result, the Company was reimbursed for these costs and operating expenses were reduced. Additionally, KKC is owed a transfer price fee and royalties on certain revenues and the Company recorded amounts owed to KKC in cost of sales. These amounts were recognized in the Company’s Condensed Consolidated Statements of Operations in connection with the collaboration agreement with KKC as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$(1,045)	$(1,453)	$(1,938)	$(3,725)
Selling, general and administrative	(1,024)	(4,206)	(2,286)	(13,286)
Cost of sales	12,626	3,986	23,703	9,528

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $67.2 million and $39.2 million from profit-share revenue and royalties and other receivables recorded in other current assets of $2.3 million and $1.1 million and accrued liabilities of $12.9 million and $5.3 million from inventory, commercial, and development activity reimbursements, as of June 30, 2024 and December 31, 2023, respectively.

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

The Company paid Regeneron a $30.0 million upfront payment upon the closing of the transaction in January 2022, a $10.0 million regulatory milestone payment in January 2024, and a $2.5 million regulatory milestone payment in May 2024. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets.

Under the collaboration agreement, the Company was reimbursed by Regeneron for development costs of $3.3 million and $2.8 million, net, for the three and six months ended June 30, 2024, respectively, recorded as offsets to research and development expense on the Condensed Consolidated Statements of Operations. The Company paid Regeneron $1.8 million and $5.0 million under this agreement for the three and six months ended June 30, 2023, respectively, recorded as research and development expense on the Condensed Consolidated Statements of Operations. The Company had collaboration receivables for this arrangement included in other current assets on the Condensed Consolidated Balance Sheets of $2.4 million and nil, and collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $1.0 million and $10.6 million as of June 30, 2024 and December 31, 2023, respectively. Additionally, Regeneron is owed a transfer price fee and royalties of $2.0 million and $2.8 million was recorded in cost of sales on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024, respectively, and $0.1 million for the three and six months ended June 30, 2023.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three and six months ended June 30, 2024 as compared to those disclosed in "Note 8. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

As described in the Annual Report, the Company holds an equity interest in Solid in connection with its collaboration arrangement. The changes in the fair value of the Company’s equity investment in the common stock of Solid were as follows (in thousands):

Common stock
As of December 31, 2022	$2,807
Change in fair value	397
As of December 31, 2023	3,204
Change in fair value	(245)
As of June 30, 2024	$2,959

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount to RPI and OMERS), over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to June 30, 2024 have been $85.5 million and $80.8 million, respectively.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rates were 6.2% and 7.7%, for RPI and OMERS, respectively, as of June 30, 2024.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2022	$365,189	$510,250	$875,439
Royalty revenue	(20,783)	(38,524)	(59,307)
Non-cash interest expense	32,235	43,200	75,435
December 31, 2023	376,641	514,926	891,567
Royalty revenue	(12,118)	(22,178)	(34,296)
Non-cash interest expense	11,915	19,892	31,807
June 30, 2024	$376,438	$512,640	$889,078

9. Stock-Based Awards

As of June 30, 2024, there were 1,711,846 shares available under the 2023 Incentive Plan, 6,567,545 shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 23,673 shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$269	$325	$685	$671
Research and development	21,674	19,138	42,215	37,258
Selling, general and administrative	17,420	15,190	33,397	28,663
Total stock-based compensation expense	$39,363	$34,653	$76,297	$66,592

10. Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding, pre-funded warrants, and treasury stock for deferred compensation obligations required to be settled in shares of common stock. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding, pre-funded warrants, and treasury stock for deferred compensation obligations required to be settled in shares of common stock, and potential dilutive securities outstanding during the period.

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock, restricted stock units, and performance stock units	16,992,495	14,919,562	16,031,785	13,876,326
Employee stock purchase plan	24,405	23,966	12,002	12,049
	17,016,900	14,943,528	16,043,787	13,888,375

11. Equity Transactions

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Cowen. No shares were sold under this agreement during the three and six months ended June 30, 2024.

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

In June 2024, the Company completed an underwritten public offering in which 8,782,051 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,346,153 shares, at a public offering price of $39.00 per share. In connection with the offering, the Company sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,538,501 shares of common stock at a purchase price of $38.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that the Company received from the offering were $380.9 million, net of underwriting discounts and commissions.

The pre-funded warrants were classified as a component of permanent equity in the Company's Condensed Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of June 30, 2024, none of the pre-funded warrants had been exercised.

The table below summarizes the pre-funded warrants activity:

Pre-funded warrants
As of December 31, 2022	—
Issuance of pre-funded warrants	1,666,722
As of December 31, 2023	1,666,722
Issuance of pre-funded warrants	1,538,501
As of June 30, 2024	3,205,223

12. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, at the time also served as board members of the foundation, whereby an aggregate $1.0 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded nil and $0.3 million as research and development expense for this agreement for the three and six months ended June 30, 2024, respectively, and $0.3 million for the three and six months ended June 30, 2023. A total of $0.8 million has been recorded as research and development expense for this agreement to date.

13. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Foreign currency translation adjustments	$(696)	$(606)
Unrealized gain (loss) on available-for-sale securities	(399)	1,253
Total accumulated other comprehensive income (loss)	$(1,095)	$647

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

UX111 (rebisufligene etisparvovec) for the treatment of Sanfilippo syndrome type A or MPS IIIA

UX111 (formerly ABO-102) is an adeno-associated virus 9, or AAV9, gene therapy product candidate, administered by a one-time IV infusion that provides the cross-correcting enzyme that enables the breakdown of Heparan sulfate, or HS. UX111 is being developed for the treatment of patients with Sanfilippo syndrome type A, or MPS IIIA, a rare lysosomal storage disease with no approved treatment, which primarily affects the central nervous system. There are an estimated 3,000 to 5,000 patients in the developed world affected by Sanfilippo syndrome type A. The program was acquired through an exclusive license agreement with

Abeona Therapeutics, or Abeona, that was announced in May 2022. The UX111 program has received Regenerative Medicine Advanced Therapy, or RMAT, Fast Track, Rare Pediatric Disease, and Orphan Drug Designations in the U.S., and PRIME and Orphan Medicinal Product designations in the EU.

DTX401 (pariglasgene brecaparvovec) for the treatment of glycogen storage disease type Ia, or GSDIa

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

DTX301 (avalotcagene ontaparvovec) for the treatment of ornithine transcarbamylase, or OTC, deficiency

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

UX701 (rivunatpagene miziparvovec) for the treatment of Wilson Disease

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

Recent Program Updates

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

In June 2024, we announced positive 14-month results from the Phase 2 portion of the ongoing Phase 2/3 Orbit study demonstrating that, as of a May 24, 2024 data cut-off date, treatment with setrusumab continued to show statistically significant reductions in the incidence of fractures in patients with OI. Treatment with setrusumab also resulted in ongoing and meaningful improvements in lumbar spine bone mineral density, or BMD, at month 12 without evidence of plateau.

The median annualized rate of radiologically confirmed fractures across all 24 patients in the two years prior to treatment was 0.72. Following a mean treatment duration period of 16 months, the median annualized fracture rate was reduced 67% to 0.00 (p=0.0014; n=24). The reduction in annualized fracture rates was associated with continued, clinically meaningful increases in BMD. Tests conducted at the 12-month timepoint demonstrated that treatment with setrusumab resulted in a mean increase in lumbar spine BMD from baseline of 22% (p<0.0001, n=19) across all age groups (five to < 26 years old), a further improvement from 14% observed at six months of treatment. This increase in BMD is reflected in the change from the mean baseline lumbar spine BMD Z-score of -1.73 to -0.49 at 12 months across all age groups, a substantial normalization in Z-score of +1.25 (p<0.0001, n=18). This is further improved from the mean six-month Z-score change of +0.85. The improvements in BMD and Z-scores were statistically significant and consistent across all OI sub-types studied.

As of the data cut-off, there were no treatment-related serious adverse events observed in the study. Reported adverse events were generally consistent with those observed in the Asteroid study with infusion-related events and headache determined to be the most common adverse events related to the study drug. As of the data cut-off, there were no reported hypersensitivity reactions related to setrusumab.

More detailed 14-month data will be presented at a future scientific meeting.

GTX-102 for the treatment of Angelman Syndrome

In July 2024, we announced the completion of a successful End of Phase 2 meeting the FDA supporting our Phase 3 study plans for GTX-102. The pivotal Aspire Phase 3 study will be a global, randomized, double-blind, sham-controlled trial and will include a 48-week primary efficacy analysis period enrolling approximately 120 patients with Angelman syndrome with a genetically confirmed diagnosis of full maternal UBE3A gene deletion. The primary endpoint will be improvement in cognition assessed by Bayley-4 cognitive raw score. It will also include the key secondary endpoint of the Multi-domain Responder Index (MDRI) across all five domains of cognition, receptive communication, behavior, gross motor function, and sleep. Individual secondary endpoints were also discussed and aligned on with the FDA for the domains of communication, behavior, motor function and sleep. We also discussed with the FDA plans to initiate the Aurora study, an additional, open-label clinical study to evaluate the safety and efficacy of GTX-102 for the treatment of patients with other Angelman syndrome genotypes and in other age groups.

We expect the pivotal Phase 3 Aspire study to start by the end of 2024 and the Aurora study to start in 2025.

UX111 for the treatment of Sanfilippo syndrome type A or MPS IIIA

In June 2024, we announced that we reached agreement with the FDA that cerebral spinal fluid heparan sulfate is a reasonable surrogate endpoint that could support submission of a biologics license application, or BLA, seeking accelerated approval for UX111. As discussed with the FDA, the BLA filing will be based on the available data including from the ongoing pivotal Transpher A study evaluating the safety and efficacy of UX111 in children with MPS IIIA. The details of a BLA will be finalized with the FDA in a pre-BLA meeting that is expected in the second half of 2024, with the intent to file our application late this year or early next year.

DTX401 for the treatment of Glycogen Storage Disease Type Ia, or GSDIA

In May 2024 we announced positive topline results from our Phase 3 GlucoGene study for the treatment of patients aged eight years and older. The study achieved its primary endpoint, demonstrating that treatment with DTX401 resulted in a statistically significant and clinically meaningful reduction in daily cornstarch intake compared with placebo at Week 48. The mean percent reduction was 41.3% in the DTX401 group (n=20) compared with 10.3% in the placebo group (n=24) at Week 48 (p<0.0001). Across patients treated with DTX401, the mean reduction in cornstarch continued to decline over the 48-week period. In the treatment group, all patients achieved a reduction in cornstarch, with 68% achieving ≥30% reduction and 37% achieving ≥50% reduction compared to the placebo group, which achieved the same reductions in 13% and 4% of patients, respectively, at Week 48. The study also successfully met key secondary endpoints of reduction in the number of cornstarch doses per day and maintenance of glucose control at Week 48.

Full 48 Week data from the Phase 3 study will be presented at a scientific conference later this year. These results will be discussed with regulatory authorities to support a marketing application in 2025.

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

UX701 for the treatment of Wilson disease

In February 2024, we announced that we have enrolled and dosed patients in the three dose escalating cohorts of the first, dose-finding, stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During Stage 1, the safety and efficacy of UX701 is being evaluated across three, sequential dosing cohorts (Cohort 1: 5.0 x 10^12 GC/kg, Cohort 2: 1.0 x 10^13 GC/kg, and Cohort 3: 2.0 x 10^13 GC/kg) that will enable a dose to be selected for further evaluation in the second, randomized, placebo-controlled stage of this seamless pivotal study. Data from Stage 1 are expected in the second half of 2024 after the last patient has been on therapy for at least 6 months. This is expected to be followed by dose selection and initiation of Stage 2.

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

We have incurred net losses in each year since inception. Our net loss was $131.6 million and $302.3 million for the three and six months ended June 30, 2024, respectively, and $159.8 million and $323.8 million for the three and six months ended June 30, 2023, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $147.0 million and $255.9 million for the three and six months ended June 30, 2024, respectively, and $108.3 million and $208.8 million for the three and six months ended June 30, 2023, respectively. The increase in revenue was largely driven by increases in demand for our approved products.

As of June 30, 2024, we had $874.5 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Product sales:
Crysvita	$40,449	$16,884	$23,565	140%
Mepsevii	6,145	8,439	(2,294)	-27%
Dojolvi	19,355	16,491	2,864	17%
Evkeeza	7,856	365	7,491	*
Total product sales	73,805	42,179	31,626	75%
Crysvita royalty revenue	73,221	46,331	26,890	58%
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	—	19,799	(19,799)	*
Total collaboration and license revenue	—	19,799	(19,799)	*
Total revenues	$147,026	$108,309	$38,717	36%
* Not meaningful

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Product sales:
Crysvita	$76,690	$38,118	$38,572	101%
Mepsevii	12,756	16,919	(4,163)	-25%
Dojolvi	35,717	30,794	4,923	16%
Evkeeza	11,131	577	10,554	*
Total product sales	136,294	86,408	49,886	58%
Crysvita royalty revenue	119,565	51,213	68,352	133%
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	—	69,705	(69,705)	*
Daiichi Sankyo	—	1,479	(1,479)	*
Total collaboration and license revenue	—	71,184	(71,184)	*
Total revenues	$255,859	$208,805	$47,054	23%

Our product sales increased by $31.6 million and $49.9 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases are primarily due to an increase in demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, launch of Evkeeza in Japan and several markets in Europe, Middle East and Africa territories, or EMEA, and continued increase in demand for our other approved products.

Our Crysvita royalty revenue and Crysvita collaboration revenue in the Profit-Share Territory increased by a net $7.1 million and decreased by a net $1.4 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase for the three months ended June 30, 2024 primarily reflects the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy. We transitioned commercial responsibilities to KKC in the Profit-Share Territory in April 2023. Post-transition, we recognize our revenue share for Crysvita sales in the Profit-Share Territory as royalty revenue, which was recorded as collaboration revenue prior to the transition. The royalty is calculated using annual revenue tiers ranging from the mid 20% up to 30%. We expect for the year ended 2024, our Crysvita annual tiered royalty revenue for North America will average at the upper end of the range.

Our revenue from the Daiichi Sankyo arrangement decreased by $1.5 million for the six months ended June 30, 2024, compared to the same periods in 2023. The decrease was due to the completion of the technology transfer and the technology transfer period as of March 31, 2023.

Cost of Sales (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Cost of sales	$21,280	$9,914	$11,366	115%

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Cost of sales	$38,813	$22,171	$16,642	75%

Cost of sales increased by $11.4 million and $16.6 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases in cost of sales were due to an increase in demand for our approved products, primarily Crysvita in Latin America and Evkeeza in Japan and several markets in EMEA.

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

We manage our research and development expenses by identifying the research and development activities we expect to be performed during a given period and then prioritizing efforts based on anticipated probability of successful technical development and regulatory approval, market potential, available human and capital resources, scientific data and other considerations. We regularly review our research and development activities based on unmet medical need and, as necessary, reallocate resources among our research and development portfolio that we believe will best support the long-term growth of our business. We allocate and analyze certain operational expenses by individual product candidates, specifically costs to conduct clinical studies, including expenses incurred with clinical research organizations, direct manufacturing costs, and salaries and benefits. Other operational expenses are not allocated and analyzed by individual product candidates. For instance, costs associated with Chemistry, Manufacturing and Controls, or CMC costs, are primarily purchases of materials for our internal gene therapy manufacturing activities that qualify as research and development expenses at the time of purchase but for which the allocation and consumption of such costs by a specific product candidate is not determined; accordingly, CMC costs for gene therapy programs are generally spread across multiple product candidates. Although we do track and allocate certain operational R&D costs at the individual product candidate level, as described above and as reflected in the table below, we do not fully track and allocate research and development expenses at the individual product candidate level.

The following table provides a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$8,386	$7,758	$628	8%
DTX401	19,770	13,710	6,060	44%
UX701	9,385	5,340	4,045	76%
UX111	8,406	6,016	2,390	40%
CMC costs	1,169	7,918	(6,749)	-85%
Total gene therapy programs	47,116	40,742	6,374	16%
Biologic and nucleic acid programs
GTX102	12,490	5,825	6,665	114%
UX053	113	3,140	(3,027)	-96%
UX143	19,594	13,059	6,535	50%
Total biologic and nucleic acid programs	32,197	22,024	10,173	46%
Translational research	12,646	18,405	(5,759)	-31%
Upfront license, acquisition, and milestone fees	—	9,000	(9,000)	*
Approved products	6,269	14,903	(8,634)	-58%
Infrastructure	21,459	18,420	3,039	16%
Stock-based compensation	21,674	19,138	2,536	13%
Other research and development	20,142	22,317	(2,175)	-10%
Total research and development expenses	$161,503	$164,949	$(3,446)	-2%

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$23,434	$15,310	$8,124	53%
DTX401	38,109	29,320	8,789	30%
UX701	21,186	11,935	9,251	78%
UX111	14,476	11,404	3,072	27%
CMC costs	2,586	11,260	(8,674)	-77%
Total gene therapy programs	99,791	79,229	20,562	26%
Biologic and nucleic acid programs
GTX102	23,785	13,414	10,371	77%
UX053	585	8,140	(7,555)	-93%
UX143	43,714	31,324	12,390	40%
Total biologic and nucleic acid programs	68,084	52,878	15,206	29%
Translational research	28,336	38,829	(10,493)	-27%
Upfront license, acquisition, and milestone fees	—	9,000	(9,000)	*
Approved products	16,297	30,750	(14,453)	-47%
Infrastructure	42,341	37,958	4,383	12%
Stock-based compensation	42,215	37,258	4,957	13%
Other research and development	42,926	44,745	(1,819)	-4%
Total research and development expenses	$339,990	$330,647	$9,343	3%

Total research and development expenses decreased by $3.4 million and increased by $9.3 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The change in research and development expenses was primarily due to:

•
for gene therapy programs, increases of $6.4 million and $20.6 million for the three and six months ended June 30, 2024, respectively, primarily related to continued clinical progress of the DTX301, DTX401, UX701 and UX111 programs and associated internal and external manufacturing costs related to the transition of certain programs to in-house manufacturing;
•
for biologic and nucleic acid programs, increases of $10.2 million and $15.2 million for the three and six months ended June 30, 2024, respectively, primarily related to the continued clinical progress of the UX143 and GTX102 programs and associated clinical development and manufacturing expenses, partially offset by a reduction in development expense on UX053 for the treatment of Glycogen Storage Disease Type III due to a greater focus on our other late-stage and larger indication clinical programs;
•
for translational research, decreases of $5.8 million and $10.5 million for the three and six months ended June 30, 2024, respectively, primarily related to decreases in manufacturing and headcount expense for IND-stage projects;
•
for upfront license, acquisition, and milestone fees, a decrease of $9.0 million for the three and six months ended June 30, 2024, related to fees for achievement of a clinical enrollment milestone for the UX143 program, which was achieved during the three months ended June 30, 2023;
•
for approved products, decreases of $8.6 million and $14.5 million for the three and six months ended June 30, 2024, respectively, primarily due to transition of Crysvita commercialization responsibilities in North America to KKC, and reduced reimbursement of Regeneron collaboration expenses associated with pediatric and open label extension trials for Evkeeza;
•
for infrastructure, increases of $3.0 million and $4.4 million for the three and six months ended June 30, 2024, respectively, primarily related to depreciation of the gene therapy manufacturing facility, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, increases of $2.5 million and $5.0 million for the three and six months ended June 30, 2024, respectively, primarily related to higher valuation of stock-based awards granted to employees; and
•
for other research and development expenses, decreases of $2.2 million and $1.8 million for the three and six months ended June 30, 2024, respectively, primarily related to decreased staffing and cost efficiencies to support internal manufacturing, and administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Selling, general and administrative	$80,604	$81,403	$(799)	-1%

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Selling, general and administrative	$158,764	$158,049	$715	0%

Selling, general and administrative expenses decreased by $0.8 million and increased by $0.7 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

We expect annual selling, general and administrative expenses to continue to moderate in the near-term as we continue to support our approved products and multiple clinical-stage product candidates, and thereafter we expect these expenses to increase as we plan to launch additional products.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Interest income	$7,401	$5,964	$1,437	24%

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Interest income	$16,225	$12,254	$3,971	32%

Interest income increased by $1.4 million and $4.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to increases in interest rates.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Change in fair value of equity investments	$(3,991)	$261	$(4,252)	*

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Change in fair value of equity investments	$(245)	$(73)	$(172)	236%

For the three and six months ended June 30, 2024, respectively, we recorded net decreases in the fair value of our equity investments of $4.0 million and $0.2 million due to unrealized losses on our investment in Solid Biosciences Inc., or Solid, common stock.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(15,960)	$(15,375)	$(585)	4%

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(31,807)	$(31,011)	$(796)	3%

The non-cash interest expense on liabilities for sales of future royalties increased by $0.6 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Other expense	$(1,829)	$(1,989)	$160	-8%

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Other expense	$(3,434)	$(1,681)	$(1,753)	104%

Other expense decreased by $0.2 million and increased by $1.8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Provision for income taxes	$(858)	$(732)	$(126)	17%

	Six Months Ended June 30,		Dollar	%
	2024	2023	Change	Change
Provision for income taxes	$(1,313)	$(1,227)	$(86)	7%

The provision for incomes taxes increased by a nominal amount for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of June 30, 2024, we had $874.5 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

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

In June 2024, we completed an underwritten public offering in which 8,782,051 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,346,153 shares, at a public offering price of $39.00 per share. In connection with the offering, we sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,538,501 shares of common stock at a purchase price of $38.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that we received from the offering were $380.9 million, net of underwriting discounts and commissions.

As of June 30, 2024, none of the pre-funded warrants had been exercised.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Cowen. No shares were sold under this agreement during the six months ended June 30, 2024.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(267,690)	$(273,028)
Cash provided by investing activities	154,999	210,722
Cash provided by financing activities	384,881	32,298
Effect of exchange rate changes on cash	(1,327)	75
Net increase (decrease) in cash, cash equivalents and restricted cash	$270,863	$(29,933)

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

Cash used in operating activities for the six months ended June 30, 2024 was $267.7 million and primarily reflected a net loss of $302.3 million, partially offset by non-cash items of $74.3 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable debt securities, depreciation and amortization, change in fair value of equity investments, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS. The change in operating assets and liabilities also reflected a net use of cash of $39.7 million, primarily due to an increase in accounts receivable primarily related to an increase in sales of our approved products and timing of when orders were received, combined with a net decrease in accounts payable, accrued and other liabilities primarily due to the payout of the 2023 annual bonus and for the payment of Medicaid obligations.

Cash used in operating activities for the six months ended June 30, 2023 was $273.0 million and primarily reflected a net loss of $323.8 million, partially offset by non-cash items of $82.0 million, net, which consisted primarily of non-cash collaboration royalty revenues, interest expense related to the sale of future royalties to RPI and OMERS, net of amounts capitalized, stock-based compensation, amortization of discounts on marketable debt securities, and depreciation and amortization. The change in operating assets and liabilities also reflected a net use of cash of $31.2 million, primarily due to a net decrease in accounts payable, accrued and other liabilities, primarily due to timing of payments and receipt of invoices, as well as a decrease in manufacturing accruals and general corporate accruals, and the payout of the 2022 annual bonuses, combined with an increase in accounts receivable, primarily related to an increase in sales of our approved products and timing of when orders were received, partially offset a net decrease in prepaid expenses and other assets primarily related to a decrease in prepaid manufacturing.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 was $155.0 million and was primarily related to $174.8 million from net activities in marketable debt securities, offset by payments to Regeneron of $12.5 million for the achievement of milestones under the collaboration agreement recorded as an intangible asset.

Cash provided by investing activities for the six months ended June 30, 2023 was $210.7 million and was primarily related to $256.5 million from net activities in marketable debt securities, offset by purchases of property, plant, and equipment of $39.0 million, primarily related to the fit-out of our gene therapy manufacturing facility.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $384.9 million and was primarily related to proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net.

Cash provided by financing activities for the six months ended June 30, 2023 was $32.3 million, primarily related to proceeds from our ATM offering, net.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses for the next several years as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We may require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, including future milestone payments thereunder, and to further develop our general infrastructure and such funding may not be available to us on acceptable terms or at all.

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

Future minimum lease payments under non-cancellable leases as of June 30, 2024, were approximately $46.8 million, of which $14.9 million is due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of June 30, 2024, we had obligations of approximately $40.4 million, of which $23.6 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2024, we had cash, cash equivalents, and marketable debt securities totaling $874.5 million, compared to $777.1 million as of December 31, 2023, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of June 30, 2024 or December 31, 2023. To date, we have not experienced a loss of principal on any of our investments and as of June 30, 2024, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three and six months ended June 30, 2024, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of June 30, 2024. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of June 30, 2024, our available cash, cash equivalents, and marketable debt securities were $874.5 million. We may need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries will put pressure on the pricing and usage of our products and product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits. The timing to complete the negotiation process in each country is highly uncertain, and in some countries outside of the United States, we expect the process to exceed several months. Even if a price can be negotiated, countries frequently request or require reductions to the price and other concessions over time, including retrospective “clawback” price reductions. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, clawbacks and free products for a portion of the expected therapy period. For example, in France, we estimate clawback reserves on Dojolvi and Evkeeza based on current regulations, our estimate of pricing on approval of Dojolvi and Evkeeza and other factors. However, if pricing is approved at levels lower than estimated, if at all, or if there are further changes in the regulatory framework, we may be required to pay back amounts higher than clawback reserves and reverse revenue that has been previously recorded.

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

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded an intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through June 30, 2024.

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

In June 2023, we adopted our 2023 Incentive Plan, or the 2023 Plan, which replaced our 2014 Incentive Plan and was amended and restated in June 2024, following stockholder approval of the plan. Pursuant to our 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2024, there were 1,711,846 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, which was amended and restated in June 2023, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2024, there were 6,567,545 shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was amended in June 2023, or the Inducement Plan, with a maximum of 850,000 shares available for grant under the plan. At June 30, 2024, there were 23,673 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have been, and may in the future become, party to lawsuits including, without limitation, actions, claims and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property, and employment matters and policies, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, we have been defending a lawsuit filed in the U.S. District Court for the District of Maryland by the Estate of Henrietta Lacks alleging unjust enrichment arising from our receipt and use of HeLa cells. The expense of defending against such claims or litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such claims or lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, the following directors and Section 16 officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date Adopted	Aggregate Number of Shares of Common Stock to be Sold (Subject to Certain Conditions)	Plan End Date
Dennis Huang EVP, Chief Technical Operations Officer, Gene Therapy Research & Development	May 7, 2024	Up to 75,000 shares, all of which are shares to be acquired upon the exercise of stock options	July 15, 2025
John Pinion Chief Quality Operations Officer and EVP, Translational Sciences	May 7, 2024	Up to 109,730 shares, 107,800 of which are shares to be acquired upon the exercise of stock options	May 7, 2025

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Amended and Restated Bylaws	8-K	2/5/2014	3.2
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Form of Pre-Funded Warrant	8-K	6/17/2024	4.1
10.1#	Amended and Restated 2023 Incentive Plan	S-8	7/12/2024	4.4
10.2#	Second Amendment to Employment Inducement Plan	S-8	7/12/2024	4.7
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 1, 2024	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: August 1, 2024	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)