Form 10-Q
period 2024-09-30
Ultragenyx Pharmaceutical Inc.
filed 2024-11-06
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 92,344,268 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as "aim", “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$150,619	$213,584
Marketable debt securities	470,989	363,625
Accounts receivable, net	93,301	73,390
Inventory	43,334	33,969
Other assets	41,365	47,616
Total current assets	799,608	732,184
Property, plant, and equipment, net	272,448	290,566
Marketable debt securities	203,086	199,901
Intangible assets, net	164,942	166,271
Goodwill	44,406	44,406
Other assets	53,873	57,685
Total assets	$1,538,363	$1,491,013
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,990	$42,114
Accrued liabilities	185,028	196,486
Lease liabilities	10,424	12,595
Liabilities for sales of future royalties	48,731	29,242
Other liabilities	4,835	—
Total current liabilities	285,008	280,437
Lease liabilities	23,657	30,574
Deferred tax liabilities	30,058	30,058
Liabilities for sales of future royalties	829,686	862,325
Other liabilities	16,127	12,205
Total liabilities	1,184,536	1,215,599
Noncontrolling interest	7,000	—
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding in 2024 and in 2023	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; outstanding—92,304,317 in 2024 and 82,315,590 in 2023	92	82
Treasury stock, at cost, 68,923 in 2024 and 9,559 in 2023	(3,555)	(432)
Deferred compensation obligation	3,555	432
Additional paid-in capital	4,169,298	3,662,346
Accumulated other comprehensive income	896	647
Accumulated deficit	(3,823,459)	(3,387,661)
Total stockholders’ equity	346,827	275,414
Total liabilities, noncontrolling interest and stockholders’ equity	$1,538,363	$1,491,013
(1)
The Company's Condensed Consolidated Balance Sheet as of September 30, 2024 includes $14.1 million in cash and cash equivalents that can be used only to settle obligations of the consolidated variable interest entity. See Note 6.

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales	$77,251	$42,349	$213,545	$128,757
Royalty revenue	62,243	55,703	181,808	106,916
Collaboration and license	—	—	—	71,184
Total revenues	139,494	98,052	395,353	306,857
Operating expenses:
Cost of sales	21,021	10,987	59,834	33,158
Research and development	170,109	157,245	510,099	487,892
Selling, general and administrative	80,351	74,917	239,115	232,966
Total operating expenses	271,481	243,149	809,048	754,016
Loss from operations	(131,987)	(145,097)	(413,695)	(447,159)
Interest income	10,731	5,881	26,956	18,135
Change in fair value of equity investments	678	(1,419)	433	(1,492)
Non-cash interest expense on liabilities for sales of future royalties	(15,712)	(17,665)	(47,519)	(48,676)
Other income (expense)	3,077	(699)	(357)	(2,380)
Loss before income taxes	(133,213)	(158,999)	(434,182)	(481,572)
Provision for income taxes	(303)	(650)	(1,616)	(1,877)
Net loss	$(133,516)	$(159,649)	$(435,798)	$(483,449)
Net loss per share, basic and diluted	$(1.40)	$(2.23)	$(4.91)	$(6.81)
Shares used in computing net loss per share, basic and diluted	95,493,996	71,664,493	88,811,157	70,987,801

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(133,516)	$(159,649)	$(435,798)	$(483,449)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,481)	(249)	(1,571)	188
Unrealized gain on available-for-sale debt securities	3,472	1,103	1,820	4,141
Other comprehensive income:	1,991	854	249	4,329
Total comprehensive loss	$(131,525)	$(158,795)	$(435,549)	$(479,120)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of June 30, 2024	92,135,384	$92	$4,123,364	$(1,095)	$(3,689,943)	$(3,395)	$3,395	$432,418
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	—	—	117	—	—	—	—	117
Stock-based compensation	—	—	41,760	—	—	—	—	41,760
Issuance of common stock under equity plan awards, net of tax	168,933	—	4,057	—	—	—	—	4,057
Deferred compensation	—	—	—	—	—	(160)	160	—
Other comprehensive income	—	—	—	1,991	—	—	—	1,991
Net loss	—	—	—	—	(133,516)	—	—	(133,516)
Balance as of September 30, 2024	92,304,317	$92	$4,169,298	$896	$(3,823,459)	$(3,555)	$3,555	$346,827

Balance as of December 31, 2023	82,315,590	$82	$3,662,346	$647	$(3,387,661)	$(432)	$432	$275,414
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,782,051	9	380,974	—	—	—	—	380,983
Stock-based compensation	—	—	117,907	—	—	—	—	117,907
Issuance of common stock under equity plan awards, net of tax	1,206,676	1	8,071	—	—	—	—	8,072
Deferred compensation	—	—	—	—	—	(3,123)	3,123	—
Other comprehensive income	—	—	—	249	—	—	—	249
Net loss	—	—	—	—	(435,798)	—	—	(435,798)
Balance as of September 30, 2024	92,304,317	$92	$4,169,298	$896	$(3,823,459)	$(3,555)	$3,555	$346,827

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of June 30, 2023	71,465,424	$71	$3,236,879	$(3,098)	$(3,104,822)	$(381)	$381	$129,030
Issuance of common stock in connection with at-the-market offering, net	611,282	1	24,791	—	—	—	—	24,792
Stock-based compensation	—	—	36,245	—	—	—	—	36,245
Issuance of common stock under equity plan awards, net of tax	97,601	—	442	—	—	—	—	442
Other comprehensive income	—	—	—	854	—	—	—	854
Net loss	—	—	—	—	(159,649)	—	—	(159,649)
Balance as of September 30, 2023	72,174,307	$72	$3,298,357	$(2,244)	$(3,264,471)	$(381)	$381	$31,714

Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$—	$—	$352,494
Issuance of common stock in connection with at-the-market offering, net	1,175,584	1	53,298	—	—	—	—	53,299
Stock-based compensation	—	—	100,780	—	—	—	—	100,780
Issuance of common stock under equity plan awards, net of tax	801,426	1	4,260	—	—	—	—	4,261
Deferred compensation	—	—	—	—	—	(381)	381	—
Other comprehensive income	—	—	—	4,329	—	—	—	4,329
Net loss	—	—	—	—	(483,449)	—	—	(483,449)
Balance as of September 30, 2023	72,174,307	$72	$3,298,357	$(2,244)	$(3,264,471)	$(381)	$381	$31,714

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(435,798)	$(483,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	117,866	101,483
Amortization of discount on marketable debt securities, net	(9,818)	(8,894)
Depreciation and amortization	26,464	17,788
Change in fair value of equity investments	(433)	1,492
Non-cash royalty revenue	(67,406)	(42,695)
Non-cash interest expense on liabilities for sales of future royalties	47,519	48,676
Other	(4,246)	3,102
Changes in operating assets and liabilities:
Accounts receivable	(12,958)	(23,790)
Inventory	(8,751)	(4,974)
Other assets	12,269	16,584
Accounts payable, accrued, and other liabilities	607	(16,225)
Net cash used in operating activities	(334,685)	(390,902)
Investing activities:
Purchase of property, plant, and equipment	(6,837)	(42,667)
Purchase of marketable debt securities	(392,680)	(304,789)
Proceeds from sale of marketable debt securities	3,148	47,520
Proceeds from maturities of marketable debt securities	290,675	582,230
Payments for intangible asset	(12,500)	(2,500)
Other	(2,309)	(4,777)
Net cash (used in) provided by investing activities	(120,503)	275,017
Financing activities:
Proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	380,983	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net	—	53,299
Proceeds from the issuance of common stock under equity plan awards, net of tax	8,072	4,261
Proceeds from issuance of equity from noncontrolling interest	7,000	—
Other	—	(28)
Net cash provided by financing activities	396,055	57,532
Effect of exchange rate changes on cash	(52)	(641)
Net decrease in cash, cash equivalents and restricted cash	(59,185)	(58,994)
Cash, cash equivalents and restricted cash at beginning of period	219,399	137,601
Cash, cash equivalents and restricted cash at end of period	$160,214	$78,607

Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets and property, plant, and equipment	$129	$23,360
Stock-based compensation capitalized into ending inventory	$3,202	$2,562
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$—	$9,430

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

Evkeeza® (evinacumab) is approved in the U.S. and the European Economic Area, or EEA, and Japan for the treatment of homozygous familial hypercholesterolemia, or HoFH. The Company has exclusive rights to commercialize Evkeeza® (evinacumab) outside of the U.S.

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

The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through September 30, 2024, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company consolidates any variable interest entity, or VIE, for which it is the primary beneficiary.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 21, 2024, or Annual Report, with the United States Securities and Exchange Commission, or the SEC.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	September 30,
	2024	2023
Cash and cash equivalents	$150,619	$72,575
Restricted cash included in other current assets	6,176	1,976
Restricted cash included in other non-current assets	3,419	4,056
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$160,214	$78,607

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk for the three and nine months ended September 30, 2024 and 2023.

Revenue Recognition

Product Sales

The Company sells its approved products through a limited number of distributors. Under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, revenue from product sales is recognized at the point in time when control is transferred to these distributors. The Company also recognizes revenue from sales of certain products on a “named patient” basis, which are allowed in certain countries prior to the commercial approval of the product. Prior to recognizing revenue, the Company makes estimates of the transaction price, including any variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated government-mandated rebates and chargebacks, estimated product returns, and other deductions.

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

Collaboration, License, and Royalty Revenue

The Company has certain license and collaboration agreements that are within the scope of ASC, 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

The Company sold the right to receive certain future royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Note 9. Liabilities for Sales of Future Royalties.” The Company records the royalty revenue from the net sales of Crysvita in the applicable territories on a prospective basis as non-cash royalty revenue in the Condensed Consolidated Statements of Operations over the term of the applicable arrangement.

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

3. Financial Instruments

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying amounts of liabilities for the sales of future royalties also approximate their fair value. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$85,707	$—	$—	$85,707
Certificates of deposit and time deposits	—	14,142	—	14,142
Corporate bonds	—	424,374	—	424,374
Commercial paper	—	22,072	—	22,072
Asset-backed securities	—	243	—	243
U.S. Government Treasury and agency securities	30,781	198,154	—	228,935
Investment in Solid common stock	3,637	—	—	3,637
Deferred compensation assets	—	14,609	—	14,609
Total financial assets	$120,125	$673,594	$—	$793,719

Financial Liabilities:
Deferred compensation liabilities	$—	$14,902	$—	$14,902

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	—	17,986	—	17,986
Corporate bonds	—	215,166	—	215,166
Commercial paper	—	20,620	—	20,620
Asset-backed securities	—	2,712	—	2,712
U.S. Government Treasury and agency securities	57,437	259,605	—	317,042
Investment in Solid common stock	3,204	—	—	3,204
Deferred compensation assets	—	10,220	—	10,220
Total financial assets	$222,930	$526,309	$—	$749,239

Financial Liabilities:
Deferred compensation liabilities	$—	$10,365	$—	$10,365

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	September 30, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$85,707	$—	$—	$85,707
Certificates of deposit and time deposits	14,142	—	—	14,142
Corporate bonds	422,228	2,177	(31)	424,374
Commercial paper	22,072	—	—	22,072
Asset-backed securities	243	—	—	243
U.S. Government Treasury and agency securities	228,008	927	—	228,935
Total	$772,400	$3,104	$(31)	$775,473

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	17,986	—	—	17,986
Corporate bonds	214,792	711	(337)	215,166
Commercial paper	20,620	—	—	20,620
Asset-backed securities	2,715	—	(3)	2,712
U.S. Government Treasury and agency securities	316,160	982	(100)	317,042
Total	$734,562	$1,693	$(440)	$735,815

At September 30, 2024, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Work-in-process	$20,281	$18,859
Finished goods	23,053	15,110
Total inventory	$43,334	$33,969

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research, clinical study, and manufacturing expenses	$39,752	$65,326
Payroll and related expenses	82,924	82,936
Revenue related reserves	32,928	17,029
Other	29,424	31,195
Total accrued liabilities	$185,028	$196,486

5. Revenue

The following table disaggregates total revenues from external customers by product sales, royalty revenue, and collaboration and license revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product sales:
Crysvita	$35,604	$19,200	$112,294	$57,318
Dojolvi	21,374	16,553	57,091	47,347
Mepsevii	9,616	5,633	22,372	22,552
Evkeeza	10,657	963	21,788	1,540
Total product sales	77,251	42,349	213,545	128,757
Crysvita royalty revenue	62,243	55,703	181,808	106,916
Collaboration and license revenue:
Crysvita collaboration revenue in Profit- Share Territory	—	—	—	69,705
Daiichi Sankyo	—	—	—	1,479
Total collaboration and license revenue	—	—	—	71,184
Total revenues	$139,494	$98,052	$395,353	$306,857

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
North America	$76,914	$67,811	$223,485	$214,232
Latin America	38,048	17,229	112,155	59,096
Europe, Middle East, and Africa	22,222	13,012	54,352	32,351
Asia-Pacific	2,310	—	5,361	1,178
Total revenues	$139,494	$98,052	$395,353	$306,857

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 60% and 53% of the total accounts receivable balance as of September 30, 2024 and December 31, 2023, respectively.

6. Investment in Amlogenyx. Inc.

In July 2024, the Company contributed certain intellectual property rights to Amlogenyx Inc., or Amlogenyx, a subsidiary of the Company, and received 9.0 million shares of common stock of Amlogenyx. A third-party investor with one of its affiliated entities, and the Company each contributed $7.0 million to Amlogenyx and in exchange, each received approximately 1.6 million shares of series seed preferred stock of Amlogenyx. The purpose of Amlogenyx is to pursue the application of the Company’s novel adeno-associated virus, or AAV, gene therapy to treat beta-amyloid disorders and related neurodegenerative diseases.

Amlogenyx was determined to be a VIE and the Company is the primary beneficiary as it has the power to direct the activities that would most significantly impact the economic performance of Amlogenyx, including the performance of R&D activities relating to its sole drug candidate. As the primary beneficiary, the Company has consolidated the financial position, results of operations and cash flows of Amlogenyx in its financial statements and all intercompany balances have been eliminated in consolidation. Upon initial consolidation, the non-controlling interest of the third-party investor was recorded at its estimated fair value of $7.0 million, which is equal to the original investment made by them.

Total assets included on the Condensed Consolidated Balance Sheets for Amlogenyx as of September 30, 2024 were $14.1 million, and primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Condensed Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the nine months ended September 30, 2024 are as follows:

Noncontrolling Interest
As of December 31, 2023	$—
Issuance of equity from noncontrolling interest	7,000
As of September 30, 2024	$7,000

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

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023, as further described in Note 9. The Company records this revenue as royalty revenue.

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

Royalty Revenue for Sales in the European Territory

KKC has the commercial responsibility for Crysvita in the European Territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European Territory to Royalty Pharma, effective January 1, 2020, as further described in Note 9. Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European Territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company records the royalty revenue as non-cash royalty revenues.

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue in Profit-Share Territory:
Royalty revenue	$39,189	$35,160	$114,402	$64,221
Non-cash royalty revenue	16,796	15,070	49,030	27,524
Collaboration revenue	—	—	—	69,705
Total revenue in Profit-Share Territory	55,985	50,230	163,432	161,450
Product sales	35,604	19,200	112,294	57,318
Non-cash royalty revenue in European Territories	6,258	5,473	18,376	15,171
Total Crysvita revenue	$97,847	$74,903	$294,102	$233,939

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$(841)	$(940)	$(2,779)	$(4,665)
Selling, general and administrative	(898)	(2,060)	(3,184)	(15,346)
Cost of sales	12,044	4,661	37,952	14,189

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $55.9 million and $39.2 million from profit-share revenue and royalties, other receivables of $1.8 million and $1.1 million recorded in other current assets, and accrued liabilities of $11.7 million and $5.3 million from inventory, commercial, and development activity reimbursements, as of September 30, 2024 and December 31, 2023, respectively.

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

Although Mereo is a VIE, the Company is not the primary beneficiary as it does not have the power to direct the activities that would most significantly impact the economic performance of Mereo. Prior to the achievement of certain development milestones, all consideration paid to Mereo represents rights to potential future benefits associated with Mereo’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use.

Regeneron

In January 2022, the Company announced a collaboration with Regeneron Pharmaceuticals, or Regeneron, to commercialize Evkeeza for HoFH outside of the U.S. Evkeeza is approved in the U.S., where it is marketed by Regeneron, and in the EEA and Japan as a first-in-class therapy for use together with diet and other low-density lipoprotein-cholesterol-lowering therapies to treat adults and adolescents aged 12 years and older with HoFH. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company is obligated to pay up to $63.0 million in future milestone payments, contingent upon the achievement of certain regulatory and sales milestones. The Company may share in certain costs for global trials led by Regeneron and also received the right to opt into other potential indications.

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

Under the collaboration agreement, the Company recognized $0.3 million, net, in development expense for the three months ended September 30, 2024, and recognized an offset of $2.5 million, net, to development expense for the nine months ended September 30, 2024, respectively, recorded as an increase and offset, respectively, to research and development expense. The Company recognized $1.9 million, net, and $6.9 million, net, in development expense under this agreement for the three and nine months ended September 30, 2023, respectively, recorded as research and development expense. The Company had collaboration payables for this arrangement included in accrued liabilities of $2.5 million and $10.6 million as of September 30, 2024 and December 31, 2023, respectively. Additionally, Regeneron is owed a transfer price fee and royalties of $2.7 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, recorded in cost of sales in the financial statements.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three and nine months ended September 30, 2024 as compared to those disclosed in "Note 8. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

Under the financial terms of these arrangements, the Company may be required to make payments upon achievement of developmental, regulatory, and commercial milestones, which could be significant. Future milestone payments, if any, will be reflected in the financial statements upon the occurrence of the contingent event. In addition, the Company may be required to pay royalties on future sales if products related to these arrangements are commercialized. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty.

As described in the Annual Report, the Company holds an equity interest in Solid in connection with its collaboration arrangement. The changes in the fair value of the Company’s equity investment in the common stock of Solid were as follows (in thousands):

Common stock
As of December 31, 2022	$2,807
Change in fair value	397
As of December 31, 2023	3,204
Change in fair value	433
As of September 30, 2024	$3,637

9. Liabilities for Sales of Future Royalties

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively, using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount to RPI and OMERS), over the $314.2 million and $491.0 million, respectively, of net proceeds, is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to September 30, 2024 have been $91.8 million and $97.6 million, respectively.

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liabilities and the effective interest rate. The Company’s effective annual interest rates were 6.2% and 7.6%, for RPI and OMERS, respectively, as of September 30, 2024.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2022	$365,189	$510,250	$875,439
Royalty revenue	(20,783)	(38,524)	(59,307)
Non-cash interest expense	32,235	43,200	75,435
December 31, 2023	376,641	514,926	891,567
Royalty revenue	(18,376)	(42,293)	(60,669)
Non-cash interest expense	17,779	29,740	47,519
September 30, 2024	$376,044	$502,373	$878,417

10. Stock-Based Awards

As of September 30, 2024, there were 5,916,137 shares available under the 2023 Incentive Plan, 6,567,545 shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 256,792 shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$428	$191	$1,113	$862
Research and development	22,569	19,113	64,784	56,371
Selling, general and administrative	18,572	15,573	51,969	44,236
Total stock-based compensation expense	$41,569	$34,877	$117,866	$101,469

11. Net Loss Per Share

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock, restricted stock units, and performance stock units	16,667,134	14,585,014	16,235,303	14,117,741
Employee stock purchase plan	65,560	66,735	36,369	37,156
	16,732,694	14,651,749	16,271,672	14,154,897

12. Equity Transactions

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Cowen. No shares were sold under this agreement during the three and nine months ended September 30, 2024.

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

In June 2024, the Company completed an underwritten public offering in which 8,782,051 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,346,153 shares, at a public offering price of $39.00 per share. In connection with the offering, the Company sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,538,501 shares of common stock at a purchase price of $38.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that the Company received from the offering were $381.0 million, net of underwriting discounts and commissions.

The pre-funded warrants were classified as a component of permanent equity in the Company's Condensed Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of September 30, 2024, none of the pre-funded warrants had been exercised.

The table below summarizes the pre-funded warrants activity:

Pre-funded warrants
As of December 31, 2022	—
Issuance of pre-funded warrants	1,666,722
As of December 31, 2023	1,666,722
Issuance of pre-funded warrants	1,538,501
As of September 30, 2024	3,205,223

13. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, at the time also served as board members of the foundation, whereby an aggregate $1.0 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded nil and $0.3 million as research and development expense for this agreement for the three and nine months ended September 30, 2024, respectively, and nil and $0.3 million for the three and nine months ended September 30, 2023. A total of $0.8 million has been recorded as research and development expense for this agreement to date.

14. Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Foreign currency translation adjustments	$(2,177)	$(606)
Unrealized gain on available-for-sale securities	3,073	1,253
Total accumulated other comprehensive income	$896	$647

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

Approved Products

Crysvita for the treatment of X-Linked Hypophosphatemia, or XLH, and Tumor-Induced Osteomalacia, or TIO

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

Crysvita is also approved in the U.S. and certain other regions for the treatment of FGF23-related hypophosphatemia in TIO, associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localized in adults and pediatric patients 2 years of age and older. There are approximately 2,000 to 4,000 patients with TIO in the developed world. TIO can lead to severe hypophosphatemia, osteomalacia, fractures, fatigue, bone and muscle pain, and muscle weakness.

We are collaborating with Kyowa Kirin Co., Ltd., or KKC, and Kyowa Kirin, a wholly owned subsidiary of KKC, on the development and commercialization of Crysvita globally.

Mepsevii for the treatment of Mucopolysaccharidosis VII, or MPS VII

Mepsevii is an enzyme replacement therapy administered intravenously, or IV, that replaces the missing enzyme (beta-glucuronidase), developed for the treatment of MPS VII or Sly syndrome. MPS VII is a rare lysosomal storage disease that often leads to multi-organ dysfunction, pervasive skeletal disease, and death. MPS VII is one of the rarest MPS disorders, affecting an estimated 200 patients in the developed world. Mepsevii is approved in the U.S., the EU and certain other regions for the treatment of children and adults with MPS VII.

Dojolvi for the treatment of Long-chain Fatty Acid Oxidation Disorders, or LC-FAOD

Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride administered orally, designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement, developed for people with LC-FAOD. LC-FAOD represents a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is approved in the U.S. and certain other regions as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

Evkeeza for the treatment of Homozygous Familial Hypercholesterolemia, or HoFH

Evkeeza is a fully human monoclonal antibody administered by IV, that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism, developed for the treatment of HoFH, a rare inherited condition. HoFH occurs when two copies of the genes causing familial hypercholesterolemia are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of low-density lipoprotein-cholesterol, or LDL-C, which is bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals, or Regeneron. It is also approved in the European Economic Area, or EEA, Brazil and Japan as a first-in-class therapy for use together with diet and other LDL-C lowering therapies. In these regions, it is generally approved to treat adults and adolescents aged five years and older with clinical HoFH. There are approximately 3,000 to 5,000 patients with HoFH in the developed world outside of the U.S.

Clinical Product Candidates

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

UX143 (setrusumab) is a fully human monoclonal antibody administered by IV that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. Setrusumab is being developed for the treatment of OI, or brittle bone disease, which is caused by variants in the COL1A1 or COL1A2 genes, leading to either reduced or abnormal collagen and changes in bone metabolism. There are an estimated 60,000 patients in the developed world affected by OI. UX143 has received orphan drug designation from the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, Rare Pediatric Disease designation and Breakthrough Designation from the FDA, and was accepted into the EMA’s Priority Medicines program, or PRIME, program. Setrusumab is subject to our collaboration agreement with Mereo and is the lead clinical asset in our bone endocrinology franchise.

GTX-102 for the treatment of Angelman Syndrome

GTX-102 is an antisense oligonucleotide, or ASO, administered by intrathecal injection (IT) that inhibits expression of the paternal UBE3A antisense. GTX-102 is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 has received Fast Track Designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA and has been accepted into the EMA’s PRIME program.

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

DTX401 (pariglasgene brecaparvovec) for the treatment of Glycogen Storage Disease Type Ia, or GSDIa

DTX401 is an adeno-associated virus 8, or AAV8, gene therapy clinical candidate, administered by a one-time IV infusion that is designed to deliver stable expression and activity of G6Pase-α, an essential enzyme in glycogen and glucose metabolism. DTX401 is being developed for the treatment of patients with GSDIa, and is the most common genetically inherited glycogen storage disease, with an estimated 6,000 patients in the developed world. A Pediatric Investigation Plan, or PIP, was accepted by the EMA. The DTX401 program has received Rare Pediatric Disease, RMAT, Fast Track, and Orphan Drug designations in the U.S., and PRIME and Orphan Medicinal Product Designations in the EU.

DTX301 (avalotcagene ontaparvovec) for the treatment of Ornithine Transcarbamylase, or OTC, deficiency

DTX301 is an AAV8 gene therapy product candidate, administered by a one-time IV infusion that is designed to deliver stable expression and activity of the OTC, gene. DTX301 is being developed for the treatment of patients with OTC deficiency, which is the most common urea cycle disorder, and there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the U.S. and in the EU and Fast Track Designation in the U.S.

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

Recent Program Updates

Dojolvi (triheptanoin) for the treatment of LC-FAOD

In November 2024, we announced that we had received a positive finalized assessment report with agreement to file for Conditional Early Approval, or CEA, from Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, based on the currently available global clinical data for the product. With this feedback, we expect to file a J-NDA in mid-2025.

UX143 (setrusumab) for the treatment of OI

In October 2024, we announced that UX143 had received Breakthrough Therapy Designation from the FDA. This designation is based on preliminary clinical evidence including the positive 14-month results from the Phase 2 portion of the Orbit study, which demonstrated a rapid and clinically meaningful decrease in fracture rate in patients. It is also based on data from the completed Phase 2b Asteroid study. Breakthrough Therapy Designation aims to expedite the development and review of drugs that are intended to treat serious or life-threatening diseases and whose preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies.

GTX-102 for the treatment of Angelman Syndrome

As previously announced, in July 2024, we successfully completed an End of Phase 2 meeting with the FDA supporting our Phase 3 study plans for GTX-102. The pivotal Aspire Phase 3 study will be a global, randomized, double-blind, sham-controlled trial and will include a 48-week primary efficacy analysis period enrolling approximately 120 patients with Angelman syndrome with a genetically confirmed diagnosis of full maternal UBE3A gene deletion. The primary endpoint will be improvement in cognition assessed by Bayley-4 cognitive raw score. It will also include the key secondary endpoint of the Multi-domain Responder Index, or MDRI, across all five domains of cognition, receptive communication, behavior, gross motor function, and sleep. Individual secondary endpoints were also discussed and aligned on with the FDA for the domains of communication, behavior, motor function and sleep. We also discussed with the FDA plans to initiate the Aurora study, an additional, open-label clinical study to evaluate the safety and efficacy of GTX-102 for the treatment of patients with other Angelman syndrome genotypes and in other age groups.

We expect the pivotal Phase 3 Aspire study to start by the end of 2024 and the Aurora study to start in 2025.

UX111 for the treatment of MPS IIIA

In November 2024, we announced the successful completion of a pre-BLA meeting with the FDA. In this meeting we aligned with the FDA on the details of a biologics license application, or BLA, that we expect to file around the end of 2024.

DTX401 for the treatment of GSDIA

In May 2024, we announced positive topline results from our Phase 3 GlucoGene study for the treatment of patients aged eight years and older. The study achieved its primary endpoint, demonstrating that treatment with DTX401 resulted in a statistically significant and clinically meaningful reduction in daily cornstarch intake compared with placebo at Week 48.

After the 48-week primary efficacy analysis period crossover patients (previously treated with placebo) were eligible to receive DTX401. As of the data cut-off, 12 crossover patients have reached Week 30 post-treatment and have had a substantial 61.6% mean reduction of daily cornstarch at this early timepoint, double the rate of decrease when compared to patients in the original DTX401 treatment arm (n=20) that showed a mean 41.3% reduction at the end of the 48-weeks. Patients from the original DTX401 treatment arm who had reached 78 weeks are continuing to reduce their daily cornstarch intake, while maintaining glycemic control. DTX401 has demonstrated a consistent and acceptable safety profile with no new safety concerns identified as of the data cut-off.

These results will be discussed with regulatory authorities to support submitting a marketing application in mid-2025.

DTX301 for the treatment of OTC deficiency

We are currently randomizing and dosing patients in our 64-week Phase 3 study of DTX301. The patients in the study will be randomized 1:1 to DTX301 (1.7 x 10^13 GC/kg dose) or placebo. We plan to enroll up to 50 patients 12 years of age and older. The co-primary endpoints are the percentage of patients who achieve a response, as measured by discontinuation or reduction in baseline disease management, and the 24-hour plasma ammonia levels. We expect to complete enrollment for the Phase 3 study around the end of 2024.

UX701 for the treatment of Wilson disease

In October 2024, we shared that the Phase 1/2/3 Cyprus2+study had demonstrated clinical activity as well as improvements in copper metabolism for patients treated in Stage 1. Multiple responders completely tapered off standard-of-care treatment with responses seen in all three dose cohorts. We expect to enroll an additional cohort in Stage 1 at a moderately increased dose and with an optimized immunomodulation regimen to enhance the efficiency and efficacy of the gene therapy, with the objective of having the majority of patients come off of standard-of-care treatment before selecting a dose for the randomized placebo-controlled stage of the study.

In Stage 1, 15 patients were enrolled into three sequential dosing cohorts and followed for at least 24 weeks. Six of the patients completely tapered off of standard-of-care treatment with chelators and/or zinc therapy, and a seventh patient had begun tapering as of the data cut-off date in August 2024. In patients who have tapered off standard-of-care, non-ceruloplasmin bound copper (NCC) has stabilized to normal, healthy levels. In some patients, there were increases in ceruloplasmin-copper activity consistent with improved ATP7b function. UX701 has been well tolerated, with no unexpected related treatment-emergent adverse events and no significant immunologic safety events as of the data cut-off.

We plan to submit a protocol amendment for the additional cohort at a moderately increased dose and with an optimized immunomodulation regimen to optimize delivery efficiency and efficacy for the AAV vector.

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

We have incurred net losses in each year since inception. Our net loss was $133.5 million and $435.8 million for the three and nine months ended September 30, 2024, respectively, and $159.6 million and $483.4 million for the three and nine months ended September 30, 2023, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $139.5 million and $395.4 million for the three and nine months ended September 30, 2024, respectively, and $98.1 million and $306.9 million for the three and nine months ended September 30, 2023, respectively. The increase in revenue was largely driven by increases in demand for our approved products.

As of September 30, 2024, we had $824.7 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Product sales:
Crysvita	$35,604	$19,200	$16,404	85%
Mepsevii	9,616	5,633	3,983	71%
Dojolvi	21,374	16,553	4,821	29%
Evkeeza	10,657	963	9,694	*
Total product sales	77,251	42,349	34,902	82%
Crysvita royalty revenue	62,243	55,703	6,540	12%
Total revenues	$139,494	$98,052	$41,442	42%
* Not meaningful

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Product sales:
Crysvita	$112,294	$57,318	$54,976	96%
Mepsevii	22,372	22,552	(180)	-1%
Dojolvi	57,091	47,347	9,744	21%
Evkeeza	21,788	1,540	20,248	*
Total product sales	213,545	128,757	84,788	66%
Crysvita royalty revenue	181,808	106,916	74,892	70%
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	—	69,705	(69,705)	*
Daiichi Sankyo	—	1,479	(1,479)	*
Total collaboration and license revenue	—	71,184	(71,184)	*
Total revenues	$395,353	$306,857	$88,496	29%

Our product sales increased by $34.9 million and $84.8 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases are primarily due to an increase in demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, launch of Evkeeza in Japan and several markets in Europe, Middle East and Africa territories, or EMEA, and continued increase in demand for our other approved products.

Our Crysvita royalty revenue and Crysvita collaboration revenue in the Profit-Share Territory increased by a net $6.5 million and $5.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases primarily reflect the continuing increase in demand for Crysvita due to an increase in the number of patients on therapy. We transitioned commercial responsibilities to KKC in the Profit-Share Territory in April 2023. Post-transition, we recognize our revenue share for Crysvita sales in the Profit-Share Territory as royalty revenue, which was recorded as collaboration revenue prior to the transition. The royalty is calculated using annual revenue tiers ranging from the mid 20% up to 30%. We expect for the year ended December 31, 2024, our Crysvita annual tiered royalty revenue for North America will average at the upper end of the range.

Our revenue from the Daiichi Sankyo arrangement decreased by $1.5 million for the nine months ended September 30, 2024, compared to the same periods in 2023. The decrease was due to the completion of the technology transfer and the technology transfer period as of March 31, 2023.

Cost of Sales (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Cost of sales	$21,021	$10,987	$10,034	91%

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Cost of sales	$59,834	$33,158	$26,676	80%

Cost of sales increased by $10.0 million and $26.7 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases in cost of sales were due to an increase in demand for our approved products, primarily Crysvita in Latin America and Evkeeza in Japan and several markets in EMEA.

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

The following table provides a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$7,060	$8,575	$(1,515)	-18%
DTX401	19,565	22,370	(2,805)	-13%
UX701	6,530	6,266	264	4%
UX111	18,131	6,005	12,126	202%
CMC costs	1,458	527	931	177%
Total gene therapy programs	52,744	43,743	9,001	21%
Biologic and nucleic acid programs
GTX102	12,718	8,708	4,010	46%
UX053	—	2,647	(2,647)	-100%
UX143	26,539	16,497	10,042	61%
Total biologic and nucleic acid programs	39,257	27,852	11,405	41%
Translational research	10,248	15,078	(4,830)	-32%
Approved products	8,906	11,723	(2,817)	-24%
Infrastructure	18,457	18,992	(535)	-3%
Stock-based compensation	22,569	19,113	3,456	18%
Other research and development	17,928	20,744	(2,816)	-14%
Total research and development expenses	$170,109	$157,245	$12,864	8%

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$30,494	$23,885	$6,609	28%
DTX401	57,674	51,690	5,984	12%
UX701	27,716	18,201	9,515	52%
UX111	32,607	17,409	15,198	87%
CMC costs	4,044	11,787	(7,743)	-66%
Total gene therapy programs	152,535	122,972	29,563	24%
Biologic and nucleic acid programs
GTX102	36,503	22,122	14,381	65%
UX053	585	10,787	(10,202)	-95%
UX143	70,253	47,821	22,432	47%
Total biologic and nucleic acid programs	107,341	80,730	26,611	33%
Translational research	38,584	53,907	(15,323)	-28%
Upfront license, acquisition, and milestone fees	—	9,000	(9,000)	*
Approved products	25,203	42,473	(17,270)	-41%
Infrastructure	60,798	56,950	3,848	7%
Stock-based compensation	64,784	56,371	8,413	15%
Other research and development	60,854	65,489	(4,635)	-7%
Total research and development expenses	$510,099	$487,892	$22,207	5%

Total research and development expenses increased by $12.9 million and $22.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase in research and development expenses was primarily due to:

•
for gene therapy programs, increases of $9.0 million and $29.6 million for the three and nine months ended September 30, 2024, respectively, primarily related to continued clinical progress of the programs and associated internal and external manufacturing costs related to the transition of certain programs to in-house manufacturing;
•
for biologic and nucleic acid programs, increases of $11.4 million and $26.6 million for the three and nine months ended September 30, 2024, respectively, primarily related to the continued clinical progress of the UX143 and GTX102 programs and associated clinical development and manufacturing expenses, partially offset by a reduction in development expense on UX053 for the treatment of Glycogen Storage Disease Type III due to a greater focus on our other late-stage and larger indication clinical programs;
•
for translational research, decreases of $4.8 million and $15.3 million for the three and nine months ended September 30, 2024, respectively, primarily related to decreases in manufacturing and headcount expense for IND-stage projects;
•
for upfront license, acquisition, and milestone fees, a decrease of $9.0 million for the nine months ended September 30, 2024, related to the fee for achievement of a clinical enrollment milestone for the UX143 program, which was achieved during the nine months ended September 30, 2023;
•
for approved products, decreases of $2.8 million and $17.3 million for the three and nine months ended September 30, 2024, respectively, primarily due to transition of Crysvita commercialization responsibilities in North America to KKC as post-marketing studies and other related research activities ramp down, and reduced reimbursement of Regeneron collaboration expenses associated with pediatric and open label extension trials for Evkeeza;
•
for infrastructure, a decrease of $0.5 million and an increase of $3.8 million for the three and nine months ended September 30, 2024, respectively, primarily related to depreciation of the gene therapy manufacturing facility, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation, increases of $3.5 million and $8.4 million for the three and nine months ended September 30, 2024, respectively, primarily related to higher valuation of stock-based awards granted to employees; and
•
for other research and development expenses, decreases of $2.8 million and $4.6 million for the three and nine months ended September 30, 2024, respectively, primarily related to decreased staffing and cost efficiencies to support internal manufacturing, and administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Selling, general and administrative	$80,351	$74,917	$5,434	7%

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Selling, general and administrative	$239,115	$232,966	$6,149	3%

Selling, general and administrative expenses increased by $5.4 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

We expect annual selling, general and administrative expenses to continue to moderate in the near-term as we continue to support our approved products and multiple clinical-stage product candidates, and thereafter we expect these expenses to increase as we plan to launch additional products.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Interest income	$10,731	$5,881	$4,850	82%

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Interest income	$26,956	$18,135	$8,821	49%

Interest income increased by $4.9 million and $8.8 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to higher marketable debt securities balances.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Change in fair value of equity investments	$678	$(1,419)	$2,097	*

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Change in fair value of equity investments	$433	$(1,492)	$1,925	-129%

For the three and nine months ended September 30, 2024, respectively, we recorded net increases in the fair value of our equity investments of $0.7 million and $0.4 million due to unrealized gains on our investment in Solid Biosciences Inc., or Solid, common stock.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(15,712)	$(17,665)	$1,953	-11%

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(47,519)	$(48,676)	$1,157	-2%

The non-cash interest expense on liabilities for sales of future royalties decreased by $2.0 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. These decreases were primarily the result of a decrease in overall liability balances as payments have exceeded interest expense incurred. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Other income	$3,077	$(699)	$3,776	*

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Other expense	$(357)	$(2,380)	$2,023	-85%

Other income increased by $3.8 million and other expense decreased by $2.0 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. These changes were primarily due to fluctuations to our exposures in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Provision for income taxes	$(303)	$(650)	$347	-53%

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
Provision for income taxes	$(1,616)	$(1,877)	$261	-14%

The provision for incomes taxes decreased by a nominal amount for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of September 30, 2024, we had $824.7 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

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

In June 2024, we completed an underwritten public offering in which 8,782,051 shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1,346,153 shares, at a public offering price of $39.00 per share. In connection with the offering, we sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1,538,501 shares of common stock at a purchase price of $38.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that we received from the offering were $381.0 million, net of underwriting discounts and commissions.

As of September 30, 2024, none of the pre-funded warrants had been exercised.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Cowen. No shares were sold under this agreement during the nine months ended September 30, 2024.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(334,685)	$(390,902)
Cash (used in) provided by investing activities	(120,503)	275,017
Cash provided by financing activities	396,055	57,532
Effect of exchange rate changes on cash	(52)	(641)
Net decrease in cash, cash equivalents and restricted cash	$(59,185)	$(58,994)

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

Cash used in operating activities for the nine months ended September 30, 2024 was $334.7 million and primarily reflected a net loss of $435.8 million, partially offset by non-cash items of $109.9 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable debt securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $8.8 million, primarily due to an increase in accounts receivable primarily related to an increase in sales of our approved products and timing of when orders were received, partially offset by a net decrease in other assets primarily due to a decrease in prepaid manufacturing.

Cash used in operating activities for the nine months ended September 30, 2023 was $390.9 million and primarily reflected a net loss of $483.4 million, partially offset by non-cash items of $121.0 million, net, which consisted primarily of non-cash collaboration royalty revenues, interest expense related to the sale of future royalties, net of amounts capitalized, stock-based compensation, amortization of discounts on marketable debt securities, and depreciation and amortization. The change in operating assets and liabilities also reflected a net use of cash of $28.4 million, primarily due to an increase in accounts receivable primarily related to timing of invoices received, increased revenues, and order timing, a decrease in accounts payable, accrued liabilities, and other liabilities, primarily due to timing of payments and receipt of invoices, as well as a decrease in manufacturing accruals and the payout of the 2022 annual bonuses, partially offset by a net decrease in other assets primarily due to a decrease in prepaid manufacturing.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 was $120.5 million and was primarily related to $98.9 million from net activities in marketable debt securities, combined with payments to Regeneron of $12.5 million for the achievement of milestones under the collaboration agreement recorded as an intangible asset.

Cash provided by investing activities for the nine months ended September 30, 2023 was $275.0 million and was primarily related to $325.0 million from net activities in marketable debt securities, offset by purchases of property, plant, and equipment of $42.7 million, primarily related to the fit-out of our gene therapy manufacturing facility.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $396.1 million and was primarily related to proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net.

Cash provided by financing activities for the nine months ended September 30, 2023 was $57.5 million, primarily related to proceeds from our ATM offering, net.

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
•
the impact of macroeconomic conditions, including general economic slowdowns, changing interest rates and inflation on our business operations and operating results; and
•
the terms and timing of any collaborative, licensing, marketing, distribution, acquisition and other arrangements that we may establish, including any required upfront milestone, royalty, reimbursements or other payments thereunder.

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

Future minimum lease payments under non-cancellable leases as of September 30, 2024, were approximately $42.5 million, of which $13.4 million is due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of September 30, 2024, we had obligations of approximately $35.6 million, of which $23.2 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2024, we had cash, cash equivalents, and marketable debt securities totaling $824.7 million, compared to $777.1 million as of December 31, 2023, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of September 30, 2024 or December 31, 2023. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2024, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro-economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three and nine months ended September 30, 2024, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of September 30, 2024. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Navinta LLC, Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., Esjay Pharma Private Limited and Esjay Pharma LLC

On September 26, 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta LLC, or Navinta, Aurobindo Pharma Limited, or Aurobindo, and Esjay Pharma LLC, or Esjay, in the United States District Court for the District of New Jersey. The suit is in response to notices from Navinta, Aurobindo, and Esjay concerning the filing of Abbreviated New Drug Applications (ANDAs) with the FDA, seeking FDA approval to market a generic version of Dojolvi® (triheptanoin) along with Paragraph IV certifications which allege that one Orange Book-listed patent covering Dojolvi is invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the proposed generic product. The filing of the suit triggers a stay preventing the FDA from granting the ANDAs final approval, which stay extends to December 30, 2027 (i.e., the date that is seven and one-half years from the June 30, 2020 approval of Dojolvi). We intend to vigorously defend our intellectual property. In addition to the issued patents for Dojolvi listed in the Orange Book, we own a pending patent application relating to certain pharmaceutical compositions of triheptanoin, including Dojolvi, that would be expected to expire in 2034 upon an issuance. Dojolvi is also protected in the U.S. by regulatory exclusivity until 2025 and orphan drug exclusivity for the treatment of pediatric and adult patients with molecularly confirmed long-chain fatty acid oxidation disorders (LC-FAOD) until 2027.

Ultragenyx Pharmaceutical Inc. v. Catalent Maryland, Inc. and Catalent Pharma Solutions LLC

On October 9, 2024, we filed a suit against Catalent Maryland, Inc. and Catalent Pharma Solutions, LLC (collectively, Catalent) in the Superior Court of the State of Delaware alleging that Catalent fraudulently mispresented its manufacturing capabilities and serially breached the terms of its manufacturing agreement with us. Our suit seeks monetary damages from Catalent in excess of $100 million.

Except as disclosed above, we are not currently a party to any other material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties or government regulators and, from time to time, make claims or take legal actions to assert our rights, including claims relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

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

As of September 30, 2024, our available cash, cash equivalents, and marketable debt securities were $824.7 million. We may need additional capital to continue to commercialize our products, and to develop and obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of the current macroeconomic conditions, including changing interest rates and inflation. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transactions with Royalty Pharma and OMERS or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The FDA Rare Pediatric Disease Priority Review Voucher Program, or PRV Voucher Program, awards Priority Review Vouchers, or PRVs, to sponsors of rare pediatric product applications that meet certain criteria. Under the program, a company that receives an approval for a product for a rare pediatric disease (as determined by the applicable regulations) may qualify for a PRV that can be redeemed to receive Priority Review of a subsequent marketing application for a different product. PRVs may also be sold by the company to third parties. We received PRVs under the PRV Voucher Program in connection with the approval of Mepsevii and Crysvita in 2018 and subsequently sold these two PRVs to third parties for an average amount of $105.3 million for each PRV. The current PRV Voucher Program was scheduled to sunset on September 30, 2024 but was extended by Congress through December 20, 2024. Unless the program is further extended or reauthorized, the FDA may only award a PRV for a product application if a company receives the rare pediatric disease designation from the FDA for the product candidate by December 20, 2024 and the FDA will cease awarding PRVs after September 30, 2026. Further extension of the current PRV Voucher Program is subject to approval by Congress and it is currently uncertain whether the program will be extended or reauthorized. If our qualifying product candidates are approved by the FDA after the current approval deadline of September 30, 2026, we will not be eligible to receive additional PRVs for our product candidates and accordingly, we would be unable to use such PRV for Priority Review for another one of our programs or to sell such PRV, which sale has the potential to generate significant proceeds.

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

In 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and introduced significant changes to the prosecution of U.S. patent applications and to the procedures for challenging U.S. patents. The effects of these changes remain unclear owing to the evolving nature of the law and the lengthy timelines associated with court system review and interpretation. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

During the quarter ended September 30, 2024, Navinta, Aurobindo, and Esjay filed ANDAs for generic versions of our small-molecule product, Dojolvi. We have filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay in the United States District Court for the District of New Jersey in response to the notices. See “ – Legal Proceedings” above for a description of our suit. We cannot predict the outcome of our suit.

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

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could more immediately face generic competition and its sales would likely decline materially. For instance, if competitors are able to enter the market with generic versions of Dojolvi, our sales of Dojolvi could materially decline which could have an adverse impact on our financial results.

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

From time to time, we are involved in lawsuits to protect or enforce our patents or the patents of our licensors, or may be subject to claims that challenge the inventorship or ownership of our patents or other intellectual property, which could be expensive, time consuming, and result in unfavorable outcomes.

Competitors have in the past and may in the future infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. For example, in September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay. See “ – Legal Proceedings” above for more information regarding our suit. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded an intangible asset related to our license from Regeneron for Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through September 30, 2024.

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
•
natural disasters and geopolitical and economic instability, including wars, terrorism, political unrest (including, for example the conflict between Russia and Ukraine, the conflict between Israel and the surrounding areas, and the rising tensions between China and Taiwan), results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease, inflation, recessionary environment, potential shutdown of the U.S. federal government, boycotts and resulting staffing shortages, adoption or expansion of government trade restrictions, and other business restrictions;
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
•
general market, macroeconomic conditions or geopolitical developments, changing interest rates and inflation;
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

In June 2023, we adopted our 2023 Incentive Plan, or the 2023 Plan, which replaced our 2014 Incentive Plan and was amended and restated in June 2024, following stockholder approval of the plan. Pursuant to our 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2024, there were 5,916,137 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, which was amended and restated in June 2023, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2024, there were 6,567,545 shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was amended in July 2024, or the Inducement Plan, with a maximum of 1,200,000 shares available for grant under the plan. At September 30, 2024, there were 256,792 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 9, 2024, Michael Narachi, a member of the Company’s Board of Directors, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), to sell up to 16,250 shares of the Company’s common stock, all of which shares are to be acquired upon the exercise of employee stock options, through June 17, 2025, subject to certain conditions.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Second Amended and Restated Bylaws	8-K	12/23/2023	3.1
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Form of Pre-Funded Warrant	8-K	6/17/2024	4.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 5, 2024	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: November 5, 2024	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)