Form 10-K
period 2024-12-31
Ultragenyx Pharmaceutical Inc.
filed 2025-02-19
CIK 1515673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2024 was approximately $3.7 billion, based upon the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded as such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2025, the Company had 92,501,126 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders, to be held on or about May 15, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
the timing and likelihood of regulatory approvals for, or commercialization of, our product candidates;
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
•
our financial performance, including our expectations for profitability for 2027, and the expansion of our organization;
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

Products	Description	Indication	Phase 1	Phase 2	Phase 3	Approved
Biologics						
Crysvita® (burosumab)[1]	Fully human monoclonal antibody	XLH				
Crysvita® (burosumab)[1]	Fully human monoclonal antibody	TIO				
Mepsevii® (vestronidase alfa)	Enzyme replacement	MPSVII				
Evkeeza® (evinacumab)[2]	Fully human monoclonal antibody	HoFH				
UX143 (setrusumab)[3]	Fully human monoclonal antibody	OI				
Small Molecules						
Dojolvi® (triheptanoin)	Substrate replacement	LC-FAOD				
AAV Gene Therapy						
UX111 (rebisufligene etisparvovec)	AAV9 Gene Therapy	MPS IIIA				
DTX401 (pariglasgene brecaparvovec)	AAV8 Gene Therapy	GSDIa				
DTX301 (avalotcagene ontaparvovec)	AAV8 Gene Therapy	OTC				
UX701 (rivunatpagene miziparvovec)	AAV9 Gene Therapy	Wilson				
Nucleic Acid						
GTX-102	Antisense Oligonucleotide	Angelman Syndrome				

1: In collaboration with Kyowa Kirin Company
2: In collaboration outside of the US with Regeneron Pharmaceuticals
3: In collaboration with Mereo BioPharma

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

In November 2024, we announced that we had received a positive finalized assessment report with agreement to file for Conditional Early Approval, or CEA, from Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, based on the currently available global clinical data for the product. With this feedback, we expect to file a Japan-New Drug Application for CEA in mid-2025.

Please see “—License and Collaboration Agreements—Approved Products—Baylor Research Institute” for a description of our license agreement with Baylor Research Institute.

Evkeeza for the treatment of Homozygous Familial Hypercholesterolemia, or HoFH

Evkeeza is a fully human monoclonal antibody administered by IV, that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism, developed for the treatment of HoFH, a rare inherited condition. HoFH occurs when two copies of the genes causing familial hypercholesterolemia are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of low-density lipoprotein-cholesterol, or LDL-C, which is bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals, or Regeneron. It is also approved in the European Economic Area, or EEA, Brazil and Japan as a first-in-class therapy for use together with diet and other LDL-C lowering therapies. In these regions, Evkeeza is generally approved to treat adults and adolescents aged five years and older with clinical HoFH. There are approximately 3,000 to 5,000 patients with HoFH in the developed world outside of the U.S.

Please see “—License and Collaboration Agreements—Approved Products—Regeneron” for a description of our license agreement with Regeneron.

Clinical Product Candidates

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

UX143 (setrusumab) is a fully human monoclonal antibody administered by IV that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. Setrusumab is being developed for the treatment of OI, or brittle bone disease, which is caused by variants in the COL1A1 or COL1A2 genes, leading to either reduced or abnormal collagen and changes in bone metabolism. There are an estimated 60,000 patients in the developed world affected by OI. UX143 has received orphan drug designation from the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, Rare Pediatric Disease designation and Breakthrough Designation from the FDA, and was accepted into the EMA’s Priority Medicines, or PRIME, program. Setrusumab is subject to our collaboration agreement with Mereo and is the lead clinical asset in our bone endocrinology franchise.

In April 2024, we announced all patients in the Phase 3 Orbit and Cosmic studies had been enrolled. The Phase 3 portion of Orbit enrolled 159 patients and is a randomized placebo-controlled study evaluating the effect of setrusumab compared to placebo on the rate of annualized clinical fractures in patients aged five to less than 25 years. Cosmic enrolled 69 patients and is an active-controlled study evaluating the effect of setrusumab compared to intravenous bisphosphonate, or IV-BP, therapy on annualized total fracture rate in patients aged two to less than seven years.

In June 2024, we announced positive 14-month results from the Phase 2 portion of the ongoing Phase 2/3 Orbit study demonstrating that, as of a May 24, 2024 data cut-off date, treatment with setrusumab continued to show statistically significant reductions in the incidence of fractures in patients with OI compared to the pre-treatment period. Treatment with setrusumab also resulted in ongoing and meaningful improvements in lumbar spine bone mineral density, or BMD, at month 12 without evidence of plateau.

As we announced in June 2024, the median annualized rate of radiologically confirmed fractures across all 24 patients in the two years prior to treatment was 0.72. Following a mean treatment duration period of 16 months, the median annualized fracture rate was reduced 67% to 0.00 (p=0.0014; n=24). The reduction in annualized fracture rates was associated with continued, clinically meaningful increases in BMD. Tests conducted at the 12-month timepoint demonstrated that treatment with setrusumab resulted in a mean increase in lumbar spine BMD from baseline of 22% (p<0.0001, n=19) across all age groups (five to less than 26 years old), a further improvement from 14% observed at six months of treatment. This increase in BMD is reflected in the change from the mean baseline lumbar spine BMD Z-score of -1.73 to -0.49 at 12 months across all age groups, a substantial normalization in Z-score of +1.25 (p<0.0001, n=18). This is further improved from the mean six-month Z-score change of +0.85. The improvements in BMD and Z-scores were statistically significant and consistent across all OI sub-types studied.

As of the May 24, 2024 data cut-off, there were no treatment-related serious adverse events observed in the study. Reported adverse events were generally consistent with those observed in the Asteroid study with infusion-related events and headache determined to be the most common adverse events related to the study drug. As of the data cut-off, there were no reported hypersensitivity reactions related to setrusumab.

In January 2025, we announced that the Phase 3 Orbit study is progressing to the second interim analysis expected in mid-2025. Patients in the Cosmic study also continue to be treated with either setrusumab or IV-BP therapy and will be evaluated in parallel with the second Orbit interim analysis in mid-2025 and final analyses, if needed, in the fourth quarter of 2025.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—Mereo” for a description of our license and collaboration agreement with Mereo.

GTX-102 for the treatment of Angelman Syndrome

GTX-102 is an antisense oligonucleotide, or ASO, administered by intrathecal injection that inhibits expression of the paternal UBE3A antisense. GTX-102 is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 has received Fast Track Designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA and has been accepted into the EMA’s PRIME program.

In January 2024, we announced that enrollment in the Expansion Cohorts had been completed in the Phase 1/2 study of GTX-102 for the treatment of Angelman syndrome. Across the Phase 1/2, including the Dose Escalation and Expansion Cohorts, there are a total of 74 patients enrolled in the Phase 1/2 study.

In April 2024, we presented interim data from the Phase 1/2 study at the 76th Annual American Academy of Neurology Meeting. Patients in Expansion Cohorts A & B treated with GTX-102 showed rapid and clinically meaningful improvement across multiple domains consistent with or exceeding Dose Escalation Cohorts 4-7 data at Day 170. Treatment of the Dose Escalation Cohorts 4-7 showed long-term increasing and sustained clinical benefit far exceeding Natural History data at Day 758.

In December 2024, we announced that enrollment began in the global Phase 3 Aspire study, which is expected to enroll approximately 120 children ages four to 17 with Angelman syndrome with a genetically confirmed diagnosis of full maternal UBE3A gene deletion. Participants will be randomized 1:1 to receive GTX-102 by intrathecal injection via lumbar puncture or to the sham comparator group during the 48-week primary efficacy analysis period. The primary endpoint will be improvement in cognition assessed by Bayley-4 cognitive raw score, and the key secondary endpoint (with a 10% allocation of alpha) will be the Multi-domain Responder Index across the five domains of cognition, receptive communication, behavior, gross motor function, and sleep. Enrollment in the Phase 3 Aspire study is expected to complete in the second half of 2025.

The Phase 2/3 Aurora study, which will evaluate GTX-102 in other Angelman syndrome genotypes and ages, is expected to initiate in 2025.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—GeneTx” for a description of our license agreement with GeneTx Biotherapeutics LLC, or GeneTx.

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

In December 2024, we submitted a BLA to the FDA for UX111 supported by the available data, including from the ongoing pivotal Transpher A study. New clinical data were presented at WORLDSymposium™ 2025 in February 2025, that demonstrated treatment with UX111 led to a statistically significant improvement in the Bayley-III raw scores for the subdomains of cognition, receptive communication and expressive communication in patients with MPS IIIA compared to Natural History Data from untreated patients. These clinical endpoints were correlated with substantial and sustained reduction in levels of heparan sulfate in cerebrospinal fluid.

The FDA granted the BLA Priority Review with a Prescription Drug User Fee Act, or PDUFA, action date of August 18, 2025.

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

In November 2024, we provided updated, longer-term Phase 3 data. After the 48-week primary efficacy analysis period, crossover patients (previously treated with placebo) were eligible to receive DTX401. As of the data cut-off, 12 crossover patients had reached Week 30 post-treatment and had a substantial 61.6% mean reduction of daily cornstarch at this early timepoint, double the rate of decrease when compared to patients in the original DTX401 treatment arm (n=20) at week 30 and that showed a mean 41.3% reduction at the end of the 48-weeks. Patients from the original DTX401 treatment arm who had reached 78 weeks are continuing to reduce their daily cornstarch intake, while maintaining glycemic control. DTX401 has demonstrated a consistent and acceptable safety profile with no new safety concerns identified as of the data cut-off.

These results have been discussed with regulatory authorities in a pre-BLA meeting and will be included as part of a BLA submission in mid-2025.

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

In February 2025, we announced enrollment had been completed in the Phase 3 study of DTX301 for the treatment of OTC deficiency with a total of 37 patients randomized 1:1 to DTX301 or placebo. The co-primary endpoints are the percentage of patients who achieve a response as measured by the change in 24-hour plasma ammonia levels and discontinuation or reduction ammonia-scavenger medications and protein-restricted diet. Based on an amended protocol, the change in 24-hour ammonia levels will be measured through Week 36, after which the study would unblind and patients will be followed for a total of up to 64 weeks to determine the complete responders able to move safely to both ammonia-scavenger medications and protein-restricted diet control.

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

In February 2024, we announced that we enrolled and dosed 15 patients in the three dose escalating cohorts of the first, dose-finding, stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During Stage 1, the safety and efficacy of UX701 is being evaluated across three, sequential dosing cohorts (Cohort 1: 5.0 x 10^12 GC/kg Cohort 2: 1.0 x 10^13 GC/kg and Cohort 3: 2.0 x 10^13 GC/kg).

In October 2024, we shared that UX701 demonstrated clinical activity in the pivotal Cyprus2+study as well as improvements in copper metabolism for patients treated in Stage 1. Multiple responders had completely tapered off standard-of-care treatment with responses seen in all three dose cohorts. In Stage 1, 15 patients were enrolled into the three sequential dosing cohorts and followed for at least 24 weeks. Six of the patients completely tapered off of standard-of-care treatment with chelators and/or zinc therapy, and a seventh patient had begun tapering as of the data cut-off date in August 2024. In patients who had tapered off standard-of-care, non-ceruloplasmin bound copper (NCC) had stabilized to normal, healthy levels. In some patients, there were increases in ceruloplasmin-copper activity consistent with improved ATP7b function. UX701 has been well tolerated, with no unexpected related treatment-emergent adverse events and no significant immunologic safety events as of the data cut-off.

We expect to enroll a fourth cohort in Stage 1 at a moderately increased dose and with an optimized immunomodulation regimen to enhance the efficiency and efficacy of the gene therapy, with the objective of having the majority of patients come off standard-of-care treatment before selecting a dose for the randomized placebo-controlled stage of the study. Enrollment in Cohort 4 is expected to begin in the first half of 2025 and expected to complete in the second half of 2025.

Please see “—License and Collaboration Agreements—Clinical Product Candidates— REGENXBIO Inc.” for a description of our license and collaboration agreement with REGENXBIO Inc.

Competition

In the case of indications that we are targeting, it is possible that other companies may produce, develop, and commercialize compounds that might treat these diseases.

With respect to Crysvita, although we are not aware of any other products currently in clinical development by a competitor for the treatment of XLH and TIO, it is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches such as gene therapy, to treat XLH and TIO. Most pediatric patients with XLH are managed using oral phosphate replacement and/or vitamin D therapy, which is relatively inexpensive and therefore may adversely affect our ability to commercialize Crysvita, if approved, in some countries.

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

With respect to Dojolvi, LC-FAOD is commonly treated with diet therapy and MCT oil. Dojolvi may compete with this approach. Although we believe that Dojolvi should be considered a drug and will be regulated that way, it is possible that other companies or individuals may attempt to produce triheptanoin for use in LC-FAOD. Investigators are testing triheptanoin in clinical studies across multiple indications, including LC-FAOD. Although we are not aware of any other products currently in clinical development for the treatment of LC-FAOD, it is also possible that other companies may produce, develop, and commercialize other medium odd-chain fatty acids, or completely different compounds, to treat LC-FAOD. Other companies may also utilize other approaches, such as gene therapy, to treat LC-FAOD. Competitors could also enter the market with generic versions of Dojolvi. As described in “Item 3. Legal Proceedings” below, in 2024, Navinta LLC (Navinta), Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., or collectively, Aurobindo, Esjay Pharma Private Limited and Esjay Pharma LLC, or collectively, Esjay, filed ANDAs seeking FDA approval to market a generic version of Dojolvi.

With respect to Evkeeza, the current treatments for patients with HoFH involve various lipid-lowering agents to reduce serum LDL and total cholesterol levels. Drug therapies include statins (e.g., Rosuvastatin, Simvastatin, etc.), fenofibrate, ezetimibe (Ezetrol), evolocumab (Repatha), and lomitapide (Juxtapid/Lojuxta). Other than lomitapide, these agents rely on an LDL-receptor based mechanism to reduce cholesterol, which may be absent in HoFH patients, particularly those with LDLR-null mutations. In addition, we are aware of other clinical development programs that target ANGPTL 3 across various indications including HoFH, including from Arrowhead Pharmaceuticals, zodasiran an siRNA, Eli Lilly/Dicerna, solbinsiran an siRNA, Novo Nordisk, NNC0491-6075 an antibody, and CRISPR Therapeutics, CTX-301 a gene editor.

With respect to UX143, there are currently no approved drugs for OI. Most pediatric patients with OI are managed with off-label use of bisphosphonates to increase bone density and reduce frequency of bone fracture. We are aware of another anti-sclerostin antibody, romosozumab, that is in Phase 3 clinical testing by Amgen.

With respect to GTX-102, there are currently no approved drugs for Angelman syndrome. Many patients take general treatments to try to manage specific symptoms, such as seizures or sleep disturbances, but there are no treatments available that address the underlying biology of the disease. We are aware of other preclinical and clinical development programs for Angelman syndrome, including Phase 2 programs from Ionis, ION582 an ASO, and Neuren Pharmaceuticals, NNZ-2591 an IGF-1 analog.

With respect to UX111, there are currently no approved pharmacologic treatments for patients with MPS IIIA. Patients receive supportive or symptomatic treatment, but these approaches generally do not prevent functional decline. We are aware of other gene therapies, including EGT-101, in Phase 1/2 for MPSIIIA by Esteve. In addition, Orchard Therapeutics is developing OTL-201, an ex-vivo gene therapy in Phase 1/2 for MPSIIIA. We are also aware of enzyme replacement therapies, including DNL126, in Phase 1/2 by Denali, and JR-441, in Phase 1/2 by JCR Pharma.

With respect to DTX401, there are currently no pharmacologic treatments for patients with GSDIa. We are aware of an mRNA therapy, mRNA-3745, in Phase 1 for GSDIa by Moderna.

With respect to DTX301, the current treatments for patients with OTC deficiency are nitrogen scavenging drugs and severe limitations in dietary protein. Drug therapy includes sodium phenylbutyrate (Buphenyl) and glycerol phenylbutyrate (Ravicti), both nitrogen scavengers that help eliminate excess nitrogen, in the form of ammonia, by facilitating its excretion. A novel formulation of sodium phenylbutyrate, ACER-001 by Acer Therapeutics, was approved in December 2022. During a metabolic crisis, patients routinely receive carbohydrate and lipid rich nutrition, including overnight feeding through a nasogastric tube, to limit bodily protein breakdown and ammonia production. In acute cases, ammonia must be removed by dialysis or hemofiltration. Liver transplant may also be a solution for OTC deficiency. In addition, we are aware of other clinical development programs for OTC deficiency including from Arcturus Therapeutics, ARCT-810 a mRNA, Bloomsbury, BGT-OTCD a gene therapy, and iECURE, ECUR-506 a gene editor.

With respect to UX701, there are no currently approved treatments that address the underlying cause of Wilson disease. Many patients are on chelator therapies, but these fail to address the mutated ATP7B copper transporter gene. We are aware of a chelator, ALXN-1840, that is in Phase 3 for Wilson disease by Monopar Therapeutics.

License and Collaboration Agreements

Our products and some of our current product candidates have been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Following is a description of our significant license and collaboration agreements.

Approved Products

Kyowa Kirin Co., Ltd.

In August 2013, we entered into a collaboration and license agreement with KKC. Under the terms of this collaboration and license agreement, as amended, we and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the Profit-Share Territory, and in the EU, U.K., and Switzerland, or the European Territory, and we have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KKC, we were the lead party for development activities in the Profit-Share Territory and in the European Territory until the applicable transition date. We shared the costs for development activities in the Profit-Share Territory and the European Territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which was the transition date for the Profit-Share Territory, KKC became the lead party and became responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the EU and U.K. in February 2018 and was approved by the FDA in April 2018. As described below, we and KKC shared commercial responsibilities and profits in the Profit-Share Territory until April 2023, KKC has the commercial responsibility in the European Territory, and we are responsible for commercializing Crysvita in Latin America and Turkey.

In the Profit-Share Territory, KKC booked sales of products and we had the sole right to promote the products, with KKC having the right to increasingly participate in the promotion of the products until the transition date of April 2023, which was five years from commercial launch. The parties subsequently agreed that we would have the right to continue to support KKC in commercial field activities in the U.S. through January 31, 2025, as amended. After January 31, 2025, our rights to promote Crysvita in the U.S. are limited to medical geneticists and we solely bear our expenses for the promotion of Crysvita in the Profit-Share Territory. See “Item I.A. Risk Factors” for additional information on the risks related to our dependency on KKC for the commercialization of Crysvita in the Profit-Share Territory. In the European Territory, KKC books sales of products and has the sole right to promote and sell the products, with the exception of Turkey. In Turkey, we have rights to commercialize Crysvita and KKC has the option to assume responsibility for such commercialization efforts. In Latin America, we book sales of products and have the sole right to promote and sell the products.

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

Under the license agreement, we are obligated to pay to SLU a low single-digit royalty on net sales of the licensed products in Europe and Japan, subject to certain potential deductions. Our obligation to pay royalties to SLU in these territories continues until the expiration of any orphan drug exclusivity.

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

Regeneron

In January 2022, we announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the terms of the agreement, we received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30.0 million upfront payment. To date, we have recognized an aggregate of $27.5 million for regulatory and sales milestones and have in aggregate up to $35.5 million of future obligations for additional regulatory and sales milestones, if achieved. We may share in certain costs for global trials led by Regeneron and also received the right to opt into other potential indications.

Under the collaboration agreement, Regeneron supplies the product and charges us a transfer price from the low 20% range up to 40% of net sales.

Clinical Product Candidates

REGENXBIO Inc.

In October 2013, we entered into an exclusive license agreement with REGENXBIO Inc., or REGENX, under which we were granted an option to develop products to treat OTC deficiency and GSDIa. Under the 2013 license agreement, REGENX granted us an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indications, subject to certain exclusions. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2013 license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, low to mid- single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees, if any, owed by REGENX to its licensors as a result of our activities under the 2013 license agreement. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX.

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

University of Pennsylvania

In May 2016, we entered into a research, collaboration and license agreement with the University of Pennsylvania, or UPENN, under which we are collaborating on the pre-clinical development of gene therapy products for the treatment of phenylketonuria and Wilson disease, each, a Subfield. Under the agreement, we were granted an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, and a non-exclusive, worldwide, royalty-bearing right and license to certain University of Pennsylvania intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the agreement. We will fund the cost of the research program and will be responsible for clinical development, manufacturing and commercialization of each Subfield. In addition, we are required to make milestone payments (up to a maximum of $5.0 million per Subfield) if certain development milestones are achieved over time. We will also make milestone payments of up to $25.0 million per approved product, if certain commercial milestones are achieved, and will pay low to mid- single-digit royalties on net sales of each Subfield’s licensed products.

GeneTx

In August 2019, we entered into a Program Agreement and a Unitholder Option Agreement with GeneTx to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. In July 2022, pursuant to the terms of the Unitholder Option Agreement, as amended, we exercised the Option to acquire GeneTx and entered into a Unit Purchase Agreement, or the Purchase Agreement, pursuant to which we purchased all the outstanding units of GeneTx. In accordance with the terms of the Purchase Agreement, we paid the option exercise price of $75.0 million, an additional $15.6 million to acquire the outstanding cash of GeneTx, and adjustments for working capital and transaction expenses of $0.6 million, for a total purchase consideration of $91.2 million. During the year ended December 31, 2024, we achieved a $30.0 million regulatory milestone upon the initiation of the Phase 3 Aspire clinical study for GTX-102. In addition, we are obligated to pay up to $85.0 million in additional regulatory approval milestones for the achievement of U.S. and EU product approvals, and up to $75.0 million in commercial milestone payments based on annual worldwide net product sales, contingent upon the achievement of the milestones. We will also pay tiered mid- to high single-digit percentage royalties based on licensed product annual net sales. If we receive and resell an FDA priority review voucher, or PRV, in connection with a new drug application approval, GeneTx unitholders are entitled to receive a portion of proceeds from the sale of the PRV or a cash payment from us, if we choose to retain the PRV.

As part of our acquisition of GeneTx, we assumed a License Agreement with Texas A&M University, or TAMU. To date, we have recognized an aggregate of $0.5 million for clinical milestones under the TAMU agreement, and have in aggregate up to $23.0 million of future obligations for various future milestones, if achieved, a nominal annual license fee that may increase up to a maximum of $2.0 million, as well as royalties in the mid-single-digits of net sales.

Mereo

In December 2020, we entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab. Under the terms of the agreement, we will lead future global development of setrusumab in both pediatric and adult patients with OI and were granted an exclusive license to develop and commercialize setrusumab in the U.S., Turkey, and the rest of the world, excluding the EEA, UK, and Switzerland, or the Mereo Territory, where Mereo retains commercial rights. Each party will be responsible for post-marketing commitments and commercial supply in their respective territories.

Upon the closing of the transactions under the License and Collaboration Agreement with Mereo in January 2021, we made a payment of $50.0 million to Mereo. To date we have recognized an aggregate $9.0 million for regulatory milestones and have in aggregate up to $245.0 million of future obligations for additional regulatory and sales milestones under the agreement, if achieved. We will pay for all global development costs as well as tiered double-digit percentage royalties to Mereo on net sales in the U.S., Turkey, and the rest of the world, and Mereo will pay us a fixed double-digit percentage royalty on net sales in the Mereo Territory. If we receive and resell an FDA PRV in connection with a new drug application approval, Mereo is entitled to receive a portion of proceeds from the sale of the PRV or a cash payment from us, in the event we choose to retain the PRV.

In December 2024, we entered into a manufacturing and supply agreement with Mereo where we are responsible for the supply of setrusumab to Mereo in the Mereo territory. Mereo is responsible to reimburse us for a portion of the manufacturing process development costs as well as future commercial supply costs.

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

As of December 31, 2024, we own, jointly own, or have exclusive rights to more than 275 issued and in-force patents (not including individually validated national patents in European Patent Convention member countries) that cover one or more of our products or product candidates, methods of their use, or methods of their manufacture, including more than 50 in-force patents issued by the U.S. Patent and Trademark Office, or the USPTO. Furthermore, as of December 31, 2024, we own, jointly own, or have exclusive rights to more than 325 pending patent applications, including more than 50 pending U.S. applications.

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

The exclusivity positions for our commercial products and our clinical-stage product candidates as of December 31, 2024, are summarized below.

Crysvita Exclusivity

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

Mepsevii Exclusivity

We own four issued U.S. patents and corresponding issued foreign patents covering Mepsevii and its use in the treatment of lysosomal storage disorders such as MPS VII. These patents expire in 2035. Mepsevii is also protected in the U.S. by regulatory exclusivity until 2029.

Dojolvi Exclusivity

We have an exclusive license from BRI to patents and patent applications relating to Dojolvi and its use for the treatment of FAOD. Pursuant to this license, we have rights to two issued U.S. patents covering Dojolvi which expire in 2025 and 2029. Beyond the patent portfolio in-licensed from BRI, we own four pending U.S. patent applications, corresponding foreign patent applications, and issued patents in Australia, Brazil, Canada, Israel, Korea, Malaysia, Taiwan, and Thailand relating to our pharmaceutical-grade Dojolvi composition; these owned patents and any additional patents issuing from these owned applications are expected to expire in 2034. Dojolvi is also protected in the U.S. by regulatory exclusivity until 2025 and orphan drug exclusivity for treating FAOD until 2027.

Evkeeza Exclusivity

We have an exclusive license from Regeneron to certain Regeneron patents for the development and commercialization of Evkeeza outside of the U.S. for the treatment of HoFH and other hyperlipidemia and hypercholesterolemia indications. The in-licensed Regeneron patent portfolio includes a patent family containing several issued foreign patents that expire in 2032 and cover the Evkeeza antibody; Regeneron has filed supplementary protection certificates to extend the rights associated with the European patent within this family until 2036 in certain countries. The in-licensed Regeneron patent portfolio contains five other patent families, one of which includes several pending patent applications directed to a stabilized pharmaceutical formulation comprising Evkeeza; we expect any patents emanating from this patent family to expire in 2040. In addition to the foregoing patent protections, Evkeeza is protected in Europe by data exclusivity until 2029 and marketing exclusivity until 2031.

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

DTX301 (Avalotcagene Ontaparvovec) Exclusivity

We have an exclusive sub-license to a patent family that includes three issued U.S. patents expiring in 2035 (not accounting for any available PTE) and corresponding foreign patents and patent applications covering the codon-optimized version of the OTC gene used in DTX301; this patent family is owned by UPENN and sublicensed to us by REGENX.

UX143 (Setrusumab) Exclusivity

We have in-licensed rights from Mereo to patents and patent applications relating to setrusumab and its use for the treatment of OI. Pursuant to our license from Mereo, we have exclusive rights outside of Europe to a Mereo patent family that includes three issued U.S. patents and corresponding issued foreign patents that relate to the setrusumab antibody, nucleic acids encoding setrusumab, processes for producing setrusumab, and setrusumab’s use as a medicament. Patents emanating from this patent family expire in 2028 (not accounting for any available PTE). We also have exclusive rights outside of Europe to two additional Mereo patent families, including two issued U.S. patents expiring in 2037 (not accounting for any available PTE), relating to methods of using anti-sclerostin antibodies including setrusumab for the treatment of OI. Beyond these Mereo patents and patent applications, we jointly own with Mereo a patent family relating to dosing regimens for the use of anti-sclerostin antibodies including setrusumab in the treatment of OI; we expect any patents emanating from this patent family to expire in 2042 (not accounting for any available PTE).

UX111 (Rebisufligene Etisparvovec) Exclusivity

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

GTX-102 (Antisense Oligonucleotide) Exclusivity

We have an exclusive license from TAMU to a patent family filed in the U.S. and several foreign jurisdictions relating to UBE3A antisense oligonucleotides including GTX-102 and their use for the treatment of Angelman syndrome. The in-licensed TAMU patent family includes four issued U.S. patents expiring in 2038 (not accounting for any available PTE). Beyond the patent estate licensed from TAMU, we own a pending patent family relating to dosing regimens for the use of UBE3A antisense oligonucleotides including

GTX-102 in the treatment of Angelman syndrome; we expect any patents emanating from this patent family to expire in 2045 (not accounting for any available PTE).

UX701 (Rivunatpagene Miziparvovec) Exclusivity

We have two licenses to patents and patent applications covering elements of our UX701 product candidate. First, we have a license to a U.S. patent expiring in January 2026 which relates to the AAV9 capsid used in UX701; this patent is owned by UPENN and sublicensed to us by REGENX. Second, we have an exclusive license from UPENN to a patent family filed in the U.S. and several foreign jurisdictions relating to AAV vectors containing certain regulatory and coding sequences packaged in UX701; this patent family includes an issued U.S. patent expiring in 2039 (not accounting for any available PTE). Beyond these in-licenses, we own a patent family covering AAV vectors expressing a novel truncated version of the ATP7B protein produced by UX701; we expect any patents emanating from this patent family to expire in 2040 (not accounting for any available PTE).

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

Manufacturing

While we currently contract with third parties for the manufacturing and testing of most of our products and product candidates for use in preclinical, clinical, and commercial applications, 2024 was the first full year of Good Manufacturing Practices, or GMP, operation for our Gene Therapy Manufacturing Facility in Bedford, Massachusetts. This facility is focused on drug substance and drug product manufacturing of AAV gene therapy products and will support our clinical and commercial pipeline. This new capability combines with our existing gene therapy process and analytical development and QC lab capabilities in nearby Woburn, Massachusetts to form a fully integrated gene therapy development, manufacturing, and testing unit.

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

Products

Mepsevii

The Mepsevii drug substance is manufactured by Rentschler Biopharma SE, or Rentschler, under non-exclusive commercial supply and services agreements. The cell line to produce Mepsevii is specific for this product and is in our control and stored in multiple secure locations. All other raw materials are commercially available.

Crysvita

The drug substance and drug product for burosumab are made by KKC in Japan under the collaboration and license agreement and supply agreements with KKC. The cell line to produce burosumab is specific for this product and is in KKC’s control. All other raw materials are commercially available.

Dojolvi

The pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo GmbH, or IOI Oleo, in Germany under an exclusive worldwide supply agreement.

In March 2023, the Dojolvi drug product manufacturer Aenova Haupt Pharma Wolfratshausen GmbH notified us of their intent to close the facility by the end of 2023. In response to this information, we produced additional DP batches prior to the facility closure at the end of 2023 and have identified a new DP manufacturer. We have completed the process performance validation activities and plan to submit the regulatory change in early 2025. Our current DP inventories are expected to support demand through at least the end of 2025.

Evkeeza

On January 7, 2022, we announced a license and collaboration agreement with Regeneron for us to clinically develop, commercialize and distribute Evkeeza in countries outside of the U.S. Evkeeza is a fully human monoclonal antibody that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism.

The Evkeeza drug substance is manufactured by Regeneron at their manufacturing facility in Rensselaer, New York and the drug product is manufactured by Baxter Pharmaceutical Solutions, LLC at their manufacturing facility in Bloomington, Indiana. Release testing of the drug product is performed by Regeneron and third-party suppliers.

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
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed drug substance and drug product are produced to assess compliance with GMP;
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
•
federal, civil, and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented to Medicare, Medicaid, or other third-party payers, claims for payment that are false or fraudulent;
•
federal, civil, and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented to Medicare, Medicaid, or other third-party payers, claims for payment that are false or fraudulent;
•
international data protection laws and regulations, including, but not limited, to the EU General Data Protection Regulation, or GDPR, which apply to processing of personal data in the context of the activities of an entity established in a respective country, and to processing by an entity not established in a particular country, but where such processing is related to the offering of goods or services to, or the monitoring of the behavior of individuals located therein, and imposes requirements and limitations relating to the processing, storage, purpose of collection, accuracy, security, sharing and transfer of personal data, in particular with respect to special categories of personal data like health data, and the notification of supervisory authorities about data breaches, accompanied by sanctioning mechanisms—in addition to the GDPR, EU member states may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation;
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

Additional Regulation

The U.S. Foreign Corrupt Practices Act or FCPA, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the UK or in EU member states, that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. In addition to these anti-corruption laws, we are subject to import and export control laws, tariffs, trade barriers, economic sanctions, and regulatory limitations on our ability to operate in certain foreign markets.

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

Customers

Our customers include collaboration partners, drug wholesalers, and retail pharmacy distributors. For the year ended December 31, 2024, 49% of our total revenues were generated by our collaboration partner KKC.

Human Capital

General Information

As of December 31, 2024, we had 1,294 total employees, of which 875 are in research and development and 419 are in sales, general, and administrative. Further, 1,081 employees are based in the U.S., including at our facilities in Novato, California, Brisbane, California, Cambridge, Massachusetts, and Woburn, Massachusetts, and 213 employees are based at our international locations. The majority of new employees hired during the year ended December 31, 2024 were to support and extend our clinical and preclinical pipeline, our in-house manufacturing capacities for our GTMF, as well as our commercialization activities, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.

We expect to continue to strategically add employees in 2025 with a focus on increasing our commercial expertise and bandwidth for anticipated new product launches and expanding our geographic reach in connection with the global launches of our approved products. We continually evaluate our business need and opportunity and balances in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

Workforce Safety and Employee Wellbeing

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. Our health and safety management system includes several elements, such as incorporation of Global Environmental, Health, Safety and Sustainability standards, site-specific standard operating procedures, incident and safety observation reporting, hazard identification and risk assessments, job safety analyses, ergonomic assessments and industrial hygiene evaluations. We have adopted a flexible, hybrid working arrangement for our employees, which allows some of our employees to work remotely during certain days of the week. We provide our employees with wellness offerings to support their physical and mental health including our “Caring For U” program, a global reimbursement program offering employees up to $1,200 annually (in local currency) for wellness and caregiving activities.

Employee Retention and Engagement

The biotechnology industry is an extremely competitive labor market and we believe our company’s success depends on our ability to attract, develop, and retain key personnel. We invest in the growth and development of our employees through various training and development programs that build and strengthen employees’ leadership and professional skills, including leadership development programs tailored for new leaders as well as for more senior leaders, six sigma certification, as well as a mentoring program. We also have a talent management framework and processes in place that includes regularly conducted activities such as performance management, succession, and workforce planning in order to support our employees in their growth and development and to provide learning opportunities. We offer on-demand career coaching services through an external network of professional executive coaches. We encourage all employees to have an individual development plan to identify focus areas for learning and growth.

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

Culture

We are committed to fostering a healthy, inclusive environment while nurturing a culture of belonging where all employees have equal opportunities. We strive to create an environment where everyone we work with, serve, and engage with feels valued, respected, and empowered.

We have included questions in our engagement survey to measure employee perception of our inclusive culture, with the results from such survey on inclusion included in our corporate goals. Our business units review data related to hiring, promotions, and retention on an ongoing basis in order to promote inclusivity while maintaining our commitment to equal employment opportunities through merit-based decisions.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with all the other information in this Annual Report, including our financial statements and notes thereto, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually materialize, our operating results, financial condition, and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Our company’s business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risk Factor Summary

•
We have a history of operating losses and expect to continue to incur operating losses in the near term.
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
•
We face a multitude of manufacturing risks, particularly with respect to our gene therapy product candidates.
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
•
We are dependent on KKC for the commercialization of Crysvita in certain major markets, including the U.S. and Canada, and for our supply of Crysvita in our markets.
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
•
We may not successfully manage expansion of our company.
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
•
We may face competition from biosimilars of our biologics products and product candidates or from generic versions of our small-molecule products and product candidates, which may result in a material decline in sales of affected products.
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
•
Our employees or consultants may engage in misconduct which could cause significant liability for us.
•
If we are found to have promoted off-label uses for our products, we may become subject to significant liability from the FDA and other regulatory agencies.
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

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses and expect to continue to incur operating losses in the near term.

Since inception, we have been engaged in substantial research and development and capital investments, and we have operated at an operating loss each year and expect to continue doing so in the near term. While we currently expect to achieve profitability for the year 2027, our expectations are based on a variety of assumptions, and actual results, including whether we achieve profitability on our expected timeline or at all, may materially differ from our expectations. Our operating results, including our ability to achieve profitability, will depend, in part, on non-recurring events, the success of our commercialization efforts, and the rate of our future expenditures. We anticipate that our expenses will increase substantially if and as we:

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
•
expand upon our manufacturing-related facilities and capabilities, particularly as we continue to increase operations at our GMP gene therapy manufacturing facility;
•
seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•
continue to establish Medical Affairs field teams to initiate relevant disease education;
•
continue to establish or grow a marketing and distribution infrastructure and field force to commercialize our products and any product candidates for which we may obtain marketing approval;
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

Even if we do achieve profitability, we may not be able to sustain or increase such profitability on a quarterly or yearly basis. Our operating results may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of December 31, 2024, our available cash, cash equivalents, and marketable debt securities were $745.0 million. We may need additional capital to continue to commercialize our products, and to develop, obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

In addition, we purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.

If our cash flows are materially and adversely affected or if we are unable to access our existing cash, cash equivalents and investments and/or are unable to obtain funding on a timely basis, or at all, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of our products and any approved product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

Risks Related to the Discovery and Development of Our Product Candidates

Clinical drug development involves a lengthy, complex, and expensive process with uncertain outcomes and the potential for substantial delays, and the results of earlier studies may not be predictive of future study results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, complex, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We have also had difficulties in recruiting clinical site investigators and clinical staff for our studies, and may continue to experience such difficulties. Additionally, a failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks or fail in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. Further, we have reported and expect to continue to report preliminary or interim data from our clinical trials. Preliminary or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Such data may show initial evidence of clinical benefit, but as patients continue to be assessed and more patient data become available, there is a risk that any therapeutic effects are no longer durable in patients and/or decrease over time or cease entirely. As a result, preliminary or interim data should be considered carefully and with caution until the final data are available. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often devise newly-defined endpoints to be tested in our studies, which can lead to subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we have also been required to, or have chosen to, conduct certain studies on an open-label basis. We have in the past, and may in the future, elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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
•
delays or failures in developing gene therapy, or other novel and complex product candidates, which are expensive and difficult to develop and manufacture;
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

The FDA Rare Pediatric Disease Priority Review Voucher Program, or PRV Voucher Program, awards Priority Review Vouchers, or PRVs, to sponsors of rare pediatric product applications that meet certain criteria. Under the program, a company that receives an approval for a product for a rare pediatric disease (as determined by the applicable regulations) may qualify for a PRV that can be redeemed to receive Priority Review of a subsequent marketing application for a different product. PRVs may also be sold by the company to third parties. We received PRVs under the PRV Voucher Program in connection with the approval of Mepsevii and Crysvita in 2018 and subsequently sold these two PRVs to third parties for an average amount of $105.3 million for each PRV. The PRV Voucher Program began to sunset on December 20, 2024 such that the FDA may only award a PRV for a product application if a company received the rare pediatric disease designation from the FDA for the product candidate by December 20, 2024 and the FDA will cease awarding PRVs after September 30, 2026. Renewal of the PRV Voucher Program is subject to approval by Congress and it is currently uncertain whether the program will be renewed and whether any such renewal will be retroactively effective. If the PRV program is not renewed by Congress and our qualifying product candidates are approved by the FDA after the deadline of September 30, 2026, we will not be eligible to receive additional PRVs for our product candidates and accordingly, we would be unable to use such PRV for Priority Review for another one of our programs or to sell such PRV, which sale has the potential to generate significant proceeds.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Our product candidates are in development and the safety profile has not been established. Further, as one of the goals of Phase 1 and/or Phase 2 clinical trials is to identify the highest dose of treatment that can be safely provided to study participants, adverse side effects, including serious adverse effects, have occurred in certain studies as a result of changes to the dosing regimen during such studies and may occur in future studies. Results of our studies or investigator-sponsored trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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
•
we may be required to change the way the product is administered;

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

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, certain gene therapy trials using AAV8 vectors (although at significantly higher doses than those used in our gene therapy product candidates) and other vectors led to several well-publicized adverse events, including cases of leukemia and death. The risk of cancer or death remains a concern for gene therapy and there can be no assurance that it will not occur in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products, particularly AAV gene therapy products such as candidates based on the same capsid serotypes as our product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our gene therapy product candidates, stricter labeling requirements for those gene therapy product candidates that are approved and a decrease in demand for any such gene therapy product candidates.

Gene therapy product candidates are novel, complex, expensive and difficult to manufacture. We could experience manufacturing problems that result in delays in developing and commercializing these programs or otherwise harm our business.

The manufacturing process used to produce our gene therapy product candidates is novel, complex, and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, malfunctions of internal information technology systems, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, geopolitical instability, disruption in utility services, human error or disruptions in the operations of our suppliers. Further, given that cGMP gene therapy manufacturing is a nascent industry, there are a small number of CMOs with the experience necessary to manufacture our gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited.

Our gene therapy product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as gene therapy product candidates generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate is consistent from lot to lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly, and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, noncompliance with regulatory requirements, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

We are developing companion diagnostic tests to identify the right patients for certain of our product candidates and to monitor response to treatment. In certain cases, diagnostic tests may need to be developed as companion diagnostics and regulatory approval obtained in order to commercialize some product candidates. We currently use and expect to continue to use biomarkers to identify the right patients for certain of our product candidates. We may also need to develop predictive biomarkers in the future. We can offer no assurances that any current or future potential biomarker will in fact prove predictive, be reliably measured, or be accepted as a measure of efficacy by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of our gene therapy product candidates. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to successfully develop companion diagnostics, we may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We are currently working with a third party to develop companion diagnostics, however, we have little experience in the development and commercialization of diagnostics and may not ultimately be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. We rely on third parties for the automation, characterization and validation, of our bioanalytical assays, companion diagnostics and the manufacture of critical reagents.

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

Our CROs and other vendors and partners are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going nonclinical and clinical programs, except for the limited remedies available to us under our agreements with such third parties. If our vendors and partners do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs and other vendors and partners have also generated higher costs than anticipated as a result of changes in scope of work or otherwise. As a result, the commercial prospects for our product candidates could be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

We are dependent on KKC for the commercialization of Crysvita in our markets, including the U.S. and Canada, and for our supply of Crysvita in our markets. Failure by KKC to commercialize Crysvita in those markets, or to supply Crysvita to us, could result in a material adverse effect on our business and operating results.

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, commercialization responsibilities for Crysvita in the U.S. and Canada transitioned from us to KKC in April 2023. KKC also has the sole right to commercialize Crysvita in Europe and, at certain specified times, in Turkey, subject to certain rights retained. A substantial portion of our total revenue has been based on revenue from Crysvita, including royalty revenue we receive from KKC for sales of the product in the U.S. and Canada. The commercial success of Crysvita in territories in which KKC owns commercialization responsibilities, such as in the U.S. and Canada depends on, among other things, the efforts and allocation of resources of KKC in those territories, which we do not control. KKC has no obligation under the collaboration agreement to use diligent efforts to commercialize Crysvita in those territories. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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

We rely on third parties to manufacture our products and our product candidates and we are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit the supply of our products and product candidates.

As we currently lack the resources and the full capability to manufacture all of our products and product candidates on a clinical or commercial scale, we rely on third parties to manufacture, store and distribute our products and product candidates. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See the risk factor above entitled “- Even if we obtain regulatory approval for our product candidates, our products remain subject to regulatory scrutiny”. Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent or mitigate a possible disruption of the manufacture of the materials necessary to produce our products and product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers.

Further, manufacturers that produce our products and product candidates may not have experience producing our products and product candidates at commercial levels and may not produce our products and product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization. We have not yet secured manufacturing capabilities for commercial quantities of all of our product candidates and may be unable to negotiate binding agreements with manufacturers to support our commercialization activities on commercially reasonable terms. Even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability. For instance, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in Latin America is 30% of net sales, which is higher than the typical cost of sales for companies focused on rare diseases.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us, ceases operations, is acquired, enters into exclusive arrangements with a competitor or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and supply agreements and Regeneron pursuant to a supply agreement. Further, single source suppliers are also used for our gene therapy programs and for Dojolvi, for which we are in the process of qualifying our alternative supplier. We cannot provide assurances that qualifying alternate sources, if available at all, for any of our drug substances and drug products, and establishing relationships with such sources would not result in significant expense, supply disruptions or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business. Furthermore, geopolitical tensions with China including the Congressional legislative proposal, titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by Chinese biotechnology companies, and the recent requests by certain Congressional leaders that WuXi AppTech Co. and its affiliates be added to certain U.S. Government restricted entity lists, could lead to our competitors and other companies moving to suppliers outside of China, including to our current suppliers. Significant increases in business at our single source suppliers resulting from such activities could adversely limit capacity at such suppliers to manufacture our products or result in price increases, interruptions or delays of our products.

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

We face intense competition and rapid technological change, including the use of artificial intelligence, or AI, and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing treatments that may compete with our products and product candidates. See “Item 1. Business – Competition” above.

We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, startups, academic research institutions, government agencies, and public and private research institutions. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries can often result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential products and product candidates uneconomical or obsolete, and we may not be successful in marketing our products and product candidates against competitors. Moreover, we also face increased competition from other companies that are using AI, some of whom may be able to more quickly and effectively identify and develop novel drug candidates compared to us and our business partners, which could impair our ability to compete effectively and have a material adverse effect on our business, results of operations, or financial condition.

We may not be able to effectively manage the expansion of our organization, including building an integrated commercial organization. If we are unable to expand our existing commercial infrastructure or enter into agreements with third parties to market and sell our products and product candidates, as needed, we may be unable to increase our revenue.

We expect to need additional managerial, operational, marketing, financial, legal, and other resources to support our development and commercialization plans and strategies. In order to successfully commercialize our products as well as any additional products that may result from our development programs or that we acquire or license from third parties, we expect to expand our commercial team in the United States as well as in Europe, Latin America and the Asia-Pacific region. This infrastructure consists of both office-based as well as field teams with technical expertise, and is expected to be expanded as we approach the potential approval dates of additional products that result from our development programs. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We, as a company, have limited, experience selling and marketing our product and only some of our employees have prior experience promoting other similar products while employed at other companies. As we increase the number and range of our commercialized products, we may experience additional complexities in our sales process and strategy and may encounter difficulties in allocating sufficient resources to sales and marketing of certain products. Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire larger teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product sales to sustain our business. We face competition from companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries will put pressure on the pricing and usage of our products and product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in foreign markets, the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits. The timing to complete the negotiation process in each country is highly uncertain, and in some countries outside of the U.S., we expect the process to exceed several months. Even if a price can be negotiated, countries frequently request or require reductions to the price and other concessions over time, including retrospective “clawback” price reductions. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, clawbacks and free products for a portion of the expected therapy period. For example, in France, we estimate clawback reserves on Dojolvi and Evkeeza based on current regulations, our estimate of pricing on approval of Dojolvi and Evkeeza and other factors. However, if pricing is approved at levels lower than estimated, if at all, or if there are further changes in the regulatory framework, we may be required to pay back amounts higher than clawback reserves and reverse revenue that has been previously recorded.

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

We, independently or together with our licensors, have filed several patent applications covering various aspects of our products or product candidates. We cannot offer any assurances about which, if any, patent applications will issue, the breadth of any issued patent, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents could impair the exclusivity position of our products or deprive us of rights necessary for the successful commercialization of any product candidates that are approved. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and in-licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions.

In 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and introduced significant changes to the prosecution of U.S. patent applications and to the procedures for challenging U.S. patents. The effects of these changes remain unclear owing to the evolving nature of the law and the lengthy timelines associated with court system review and interpretation. Consequently, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Outside the U.S., there have been changes to patent laws in certain jurisdictions that could impair our ability to obtain, maintain, or enforce our patents in those territories. For instance, Europe’s new Unitary Patent system and Unified Patent Court, or the UPC, may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, as part of the European Patent Package, or the EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum in which to seek central revocation of our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

Other parties may assert that we are employing their proprietary technology without authorization. There may be patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment relevant to the use or manufacture of our products or product candidates. We have conducted freedom to operate analyses with respect only to our products and certain of our product candidates, and therefore we do not know whether there are any patents of other parties that would impair our ability to commercialize all of our product candidates. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that covers technology relevant or necessary to the commercialization of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that are relevant to our products or product candidates.

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be valid and relevant to one or more of our gene therapy product candidates, certain methods that may be used in their manufacture or delivery, or certain formulations comprising one or more of our gene therapy candidates. Regarding our anti-sclerostin antibody product candidate, setrusumab, we are aware of litigation involving patents owned by a third-party, OssiFi-Mab LLC, or OMab, relating to methods of using sclerostin antagonists in combination with antiresorptive drugs to increase bone growth, bone formation, and/or bone density. Specifically, in the U.S., OMab has asserted certain patents expiring in 2027 or 2028 against Amgen based on Amgen’s commercialization of an anti-sclerostin antibody, Evenity®, for the treatment of osteoporosis in postmenopausal women at high risk for fracture; Amgen denies infringement and asserts the OMab patents are invalid. In Europe, OMab was granted two patents with related subject matter; the first patent has been revoked while the second has been opposed by Amgen, UCB, and two anonymous parties. There is a risk that one or more third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtain a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences

Competitors could enter the market with generic versions of Dojolvi or our small-molecule product candidates, which may result in a material decline in sales of affected products.

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved, innovator small-molecule product such as Dojolvi. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s finding of safety and effectiveness of a previously approved innovator small-molecule product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Innovative small-molecule drugs may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, and seven years for orphan drugs), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b)(2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the “Orange Book.” If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents must include in the ANDA or 505(b)(2) what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

During the year ended December 31, 2024, Navinta, Aurobindo, and Esjay filed ANDAs for generic versions of Dojolvi. We have filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay in the United States District Court for the District of New Jersey in response to the notices. See “Item 3. Legal Proceedings” below for a description of our suit. We cannot predict the outcome of our suit, nor can we predict whether there will be additional ANDA filings for Dojolvi.

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

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could more immediately face generic competition and its sales would likely decline materially. For instance, if the existing ANDA filers or additional competitors are able to enter the market with generic versions of Dojolvi, our sales of Dojolvi could materially decline which could have an adverse impact on our financial results.

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

Competitors have in the past and may in the future infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. For example, in September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay. See “ – Legal Proceedings” below for more information regarding our suit. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Prior to construction of our Bedford, Massachusetts gene therapy manufacturing facility in 2023, we did not previously have experience as a company in operating our own manufacturing facility and at this point, we cannot assure that the facility will be fully utilized at all times. While our employees may be experienced in running a manufacturing facility, our limited experience as a company may contribute to unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, and qualified personnel. We have incurred and will continue to incur significant expenses and costs to operate the facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. Before we can begin to commercially manufacture any of our product candidates at the facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility. In order to obtain approval, we will need to ensure that all of our processes, quality systems, methods, equipment, policies and procedures are compliant with cGMP. Until recently, few gene therapy products manufactured by a cGMP gene therapy manufacturing facility in the U.S. had received approval from the FDA; therefore, the time frame required for us to obtain such approval is uncertain. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to spend time, money and effort on production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

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

If we fail to obtain or maintain orphan drug exclusivity for our products, our competitors may sell products to treat the same conditions and our revenue will be reduced. If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.

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

Because the extent and scope of patent protection for our products may in some cases be limited, orphan drug designation is especially important for our products for which orphan drug designation may be available. For eligible drugs, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products and biologic products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition sooner than if we had obtained orphan drug exclusivity, and our revenue will be reduced. Additionally, if a competitor obtains approval of the same drug for the same indication before us, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior.

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

We have recorded on our Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded intangible assets related to our licenses for Dojolvi and Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through December 31, 2024.

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

As described above in “Item 1. Business – Government Regulation” and in the Risk Factor above entitled “ – The insurance coverage and reimbursement status of newly approved products is uncertain” there have been and continue to be a number of legislative initiatives to contain healthcare costs and to modify the regulation of drug and biologic products. We expect that additional state and federal healthcare reform measures and regulations will be adopted in the future, including proposals to reduce the exclusivity protections provided to already approved biological products and to provide biosimilar and interchangeable biologic products an easier path to approval. Any of these measures and regulations could limit the amounts that federal and state governments will pay for healthcare products and services, result in reduced demand for our product candidates or additional pricing pressures and affect our product development, testing, marketing approvals and post-market activities.

Failure to comply with laws and regulations could harm our business and our reputation.

Our business is subject to evolving regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, privacy and security laws and regulations, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the U.S., and in other circumstances these requirements may less stringent than those in the U.S.

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

The GDPR imposes a number of strict obligations and restrictions on the ability to process personal data of individuals, in particular with respect to special categories of personal data like health data (e.g., reliance on a legal basis, information to individuals, notification to relevant national data protection authorities in case of personal data breach and implementation of appropriate security measures). EU member states may also impose additional requirements in relation to special categories of personal data through their national legislation. In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission as providing an adequate level of protection (including the U.S.). Appropriate safeguards are required to enable such transfers (e.g., reliance on standard contractual clauses and transfer risk assessments). There are also several compliance requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and implementing regulations that create requirements relating to the privacy and security of protected health information. Those requirements are also applicable, in many instances, to business associates of covered entities. In some cases, depending on our business operations and contractual agreements, including through the conduct of clinical trials, we are subject to HIPAA requirements. Also, we may be subject to additional federal, state and local privacy laws and regulations in the U.S., including new and recently enacted laws, that may apply to us and/or our service providers now or in the future and that require that we take measures to be transparent regarding, honor rights with respect to, and protect the privacy and security of certain information we gather and use in our business, including personal information, particularly personal information that is not otherwise subject to HIPAA.

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

Our business strategy includes international expansion. We currently conduct clinical studies and regulatory activities and we also commercialize products outside of the U.S. An increasing portion of our revenues are based on our international operations, which exposes us to increased financial risks such as longer payment cycles, additional or more burdensome regulatory requirements of financial institutions outside of the U.S. and exposure to foreign currency exchange rate. We may implement currency hedges intended to reduce our exposure to changes in certain foreign currency exchange rates. However, our hedging strategies, if implemented, may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. Further, we sell products in countries that face economic volatility and weakness. Although we have historically collected receivables from customers in those countries, continued weakness or additional deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenues would be adversely affected.

Doing business internationally involves a number of additional risks, including but not limited to:

•
multiple, conflicting, and changing laws and regulations such as privacy and data regulations, transparency regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
•
export and import restrictions, including the impact from new or increased sanctions and tariffs, or threats or changes in policy with respect to sanctions or tariffs, that are contemplated or could be implemented by the current Presidential administration and by other countries against the U.S. in response;
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
•
natural disasters and geopolitical and economic instability, including wars, terrorism, political unrest (including, for example the conflict between Russia and Ukraine, the conflict between Israel and the surrounding areas, and the rising tensions between China and Taiwan), results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease, inflation, recession, boycotts and resulting staffing shortages, adoption or expansion of government trade restrictions, and other business restrictions;
•
certain expenses including, among others, expenses for travel, translation, and insurance;
•
regulatory and compliance risks that relate to maintaining accurate information and control over commercial operations and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions, including those under the U.K. Bribery Act and similar anti-corruption foreign laws and regulations; and
•
regulatory and compliance risks relating to doing business with any entity that is subject to sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

Our employees or consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee or consultant misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the EU Data Protection Directive. It is not always possible to identify and deter employee or consultant misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product's approved labeling or prior to regulatory approval. Further, any labeling approved by the FDA for our products or any of our product candidates may include restrictions on use, limit use to specific populations or include various other limitations. The FDA may impose further requirements or restrictions on the distribution or use of any of our other product candidates as part of a REMS plan. Physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label provided the company did not promote such use. If we are found to have promoted such off-label uses, we may become subject to significant liability. Similarly, the FDA strictly regulates the promotion of investigational products prior to approval, known as pre-approval promotion. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated and/or prosecuted several companies in relation to off-label and/or pre-approval promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited or have delayed approval of investigational products due to pre-approval conduct. Inappropriate promotional activities may also subject a company to investigations, prosecutions and litigation by other government entities or private citizens

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. Cybersecurity incidents increasingly involve the use of AI and machine learning to launch more automated, targeted and coordinated attacks on targets. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties for which we depend on to operate our business, have experienced cybersecurity incidents, including third party unauthorized access to and misappropriation of financial information and clinical data, and may experience similar incidents in the future. Further, risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third parties with which we do business, have adopted hybrid working arrangements. Improper or inadvertent behavior by employees, contractors and others with permitted access to our systems, including through the use of generative AI technologies, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information, or personal information of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. In addition, there can be no assurance that our insurance coverage will be sufficient to cover the financial, legal, business or reputational losses that may result from a cybersecurity incident. A security breach that results in the unauthorized access, use or disclosure of personal information also requires us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny and result in penalties, fines, indemnification claims, litigation and potential civil or criminal liability.

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

Pursuant to our 2023 Incentive Plan, as amended, or the 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2024, there were 6,139,766 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, as amended, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2024, there were 6,409,256 shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was amended in July 2024, or the Inducement Plan, with a maximum of 1,200,000 shares available for grant under the plan. At December 31, 2024, there were 211,628 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Increased scrutiny regarding ESG practices and disclosures, as well as existing and proposed laws related to these topics, could result in additional costs and adversely impact our business and reputation.

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

Our ability to achieve any goal or objective, including with respect to environmental and culture initiatives and compliance with ESG reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability and ethical supply chain standards, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop, and retain talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting ESG metrics. As ESG best-practices, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to maintaining or achieving our ESG goals in addition to ESG monitoring and reporting.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, financial, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. Our cybersecurity program is informed in part by industry standards and best practices, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework. This program is managed and monitored by a dedicated information technology team, including a Senior Director of Information Security, and is led by our Senior Vice President, Chief Information Officer, or CIO. Our processes include mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. Our program includes, for example:

•
Regular penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments;
•
Engagement of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls as part of our operational security model;
•
Cybersecurity awareness training for our employees, contactors, incident response personnel, and senior management;
•
A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents and annual tabletop exercises with participants from cross functional teams;
•
A third-party risk management process for service providers, suppliers, and vendors including due diligence prior to engagement and ongoing periodic review of our key technology vendors, and other contractors and suppliers.

Our CIO, together with our Senior Director of Information Security and other members of the IT leadership team, are responsible for assessing and managing cybersecurity risks. Our CIO has over ten years of experience managing information technology and cybersecurity. Our Senior Director of Information Security has over 25 years of experience managing information technology and cybersecurity matters and is certified as a Certified Information Systems Security Professional (CISSP). We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.

Since the beginning of the last fiscal year, we have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks or threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our CIO. The Board also receives updates from the Audit Committee on cybersecurity risks on a regular basis.

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

Property Location	Use	Lease Expiration Date
Novato, California	Headquarters and office	December 2026
Novato, California	Laboratory and office	October 2028
Brisbane, California	Office	June 2026
Somerville, Massachusetts	Laboratory and office	January 2030
Woburn, Massachusetts	Laboratory and office	April 2028
Woburn, Massachusetts	Laboratory and office	October 2026
Bedford, Massachusetts	Manufacturing facility	Owned property

Item 3. Legal Proceedings

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Navinta LLC, Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., Esjay Pharma Private Limited and Esjay Pharma LLC

On September 26, 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay in the United States District Court for the District of New Jersey. The suit is in response to notices from Navinta, Aurobindo, and Esjay concerning the filing of ANDAs with the FDA, seeking FDA approval to market a generic version of Dojolvi® (triheptanoin) along with Paragraph IV certifications which allege that one Orange Book-listed patent covering Dojolvi is invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the proposed generic product. The filing of the suit triggers a stay preventing the FDA from granting the ANDAs final approval, which stay extends to December 30, 2027 (i.e., the date that is seven and one-half years from the June 30, 2020 approval of Dojolvi). We intend to vigorously defend our intellectual property. In addition to the issued patents for Dojolvi listed in the Orange Book, we own a pending patent application relating to certain pharmaceutical compositions of triheptanoin, including Dojolvi, that would be expected to expire in 2034 upon an issuance. Dojolvi is also protected in the U.S. by regulatory exclusivity until 2025 and orphan drug exclusivity for the treatment of pediatric and adult patients with molecularly confirmed long-chain fatty acid oxidation disorders (LC-FAOD) until 2027.

Aurobindo and Navinta answered the complaint on December 2, 2024 and December 30, 2024, respectively. Esjay filed a motion to dismiss the suit on December 2, 2024. We filed an opposition to Esjay’s motion to dismiss on January 7, 2025.

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

Catalent filed its response, which included a motion to dismiss the fraud claim alleged in the suit, on December 18, 2024. We filed an amended complaint in reply to Catalent’s response on February 3, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market since January 31, 2014 under the symbol “RARE”. As of February 13, 2025, we had eight holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from December 31, 2019 through December 31, 2024. The figures represented below assume an investment of $100 in our common stock at the closing price of $42.71 on December 31, 2019 and in the Nasdaq Composite Index, or IXIC, and the Nasdaq Biotechnology Index, or NBI, on December 31, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 Investment in Stock or Index	Ticker	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$324.12	$196.89	$108.48	$111.96	$98.50
NASDAQ Composite Index	^IXIC	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
NASDAQ Biotechnology Index	^NBI	$100.00	$125.69	$124.89	$111.27	$115.42	$113.84

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

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2024, including year-over-year comparisons versus the year ended December 31, 2023. Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have incurred net losses in each year since inception. Our net losses were $569.2 million and $606.6 million for the years ended December 31, 2024 and 2023, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the year ended December 31, 2024, our total revenues increased to $560.2 million, compared to $434.2 million for the same period in 2023. The increase in revenue was driven by higher demand for our approved products.

As of December 31, 2024, we had $745.0 million in available cash, cash equivalents and marketable debt securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically review our estimates as a result of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in “Note 2. Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Annual Report.

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

We record accruals for estimated costs of research, preclinical and clinical studies, and manufacturing development. These costs are a significant component of our research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers. We accrue the costs incurred under our agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. We determine the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party vendors.

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

Collaboration, License and Royalty Revenue

We have certain license and collaboration agreements that are within the scope of ASC 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. We record our share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if we are considered as an agent in the arrangement. We are considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Funding received related to research and development services and commercialization costs is generally classified as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Consolidated Statement of Operations, because the provision of such services for collaborative partners are not considered to be part of our ongoing major or central operations.

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

Inventory

We expense costs associated with the manufacture of our products prior to regulatory approval. Typically, capitalization of such costs begins when we have received the regulatory approval of the product. Prior to the approval of our products by the U.S. Food and Drug Administration, or FDA, manufacturing and related costs are expensed. As of December 31, 2024, we do not hold a material amount of previously expensed inventory for our approved products.

Inventory that is manufactured after regulatory approval is valued at the lower of cost and net realizable value and cost is determined using the average-cost method.

We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to the estimated net realizable value.

Liabilities for Sales of Future Royalties

In December 2019, we entered into a Royalty Purchase Agreement with RPI. Pursuant to the agreement, RPI paid us $320.0 million in consideration for our right to receive royalty payments on the net sales of Crysvita in the European Union, or the EU, the UK, and Switzerland, effective January 1, 2020, under the terms of our Collaboration and License Agreement with Kyowa Kirin Co., Ltd., or KKC. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than the capped amount of $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608.0 million prior to December 31, 2030, when aggregate royalty payments received by RPI are equal to $800.0 million.

In July 2022, we entered into a Royalty Purchase Agreement with OMERS. Pursuant to the agreement, OMERS paid $500.0 million to us in consideration for the right to receive 30% of the future royalty payments due to us from KKC based on net sales of Crysvita in the U.S. and Canada under the terms of the KKC Collaboration Agreement. The calculation of royalty payments to OMERS is based on net sales of Crysvita beginning in April 2023 and continuing until expiration, which is the earlier of the date on which aggregate payments received by OMERS equals $725.0 million or the date the final royalty payment is made to us under the KKC Collaboration Agreement. Proceeds from these transactions were recorded as liabilities (specifically, liabilities for sales of future royalties on the Consolidated Balance Sheets). We are amortizing $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively.

We record the royalty revenue arising from the net sales of Crysvita in the applicable territories as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the arrangements. Our effective annual interest rates were 6.2% and 7.5%, for RPI and OMERS, respectively, as of December 31, 2024.

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

For the years ended December 31, 2024, 2023, and 2022, stock-based compensation expense was $158.1 million, $135.2 million, and $130.4 million, respectively. As of December 31, 2024, we had $256.8 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2 years.

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

As of December 31, 2024, our total gross deferred tax assets were $1,213.7 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

Revenues (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Product sales:
Crysvita	$134,709	$75,697	$59,012	78%
Dojolvi	88,194	70,633	17,561	25%
Evkeeza	32,162	3,642	28,520	*
Mepsevii	30,350	30,441	(91)	0%
Total product sales	285,415	180,413	105,002	58%
Crysvita royalty revenue	274,815	182,652	92,163	50%
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	—	69,705	(69,705)	*
Other	—	1,479	(1,479)	*
Total collaboration and license revenue	—	71,184	(71,184)	*
Total revenues	$560,230	$434,249	$125,981	29%
* not meaningful

Our product sales increased $105.0 million for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily due to an increase in demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, ongoing launch of Evkeeza in Japan and in Europe, Middle East and Africa territories, or EMEA, and continued increase in demand for our other approved products.

Our Crysvita royalty revenue and collaboration revenue in the Profit-Share Territory increased by a net $22.5 million for the year ended December 31, 2024, compared to the same period in 2023; this increase in Crysvita revenue is primarily due to an increase in the number of patients on therapy. We transitioned commercial responsibilities to KKC in the Profit-Share Territory in April 2023. Post transition, we recognize our revenue share for Crysvita sales in the Profit-Share Territory as royalty revenue, which was recorded as collaboration revenue prior to the transition.

Other revenue decreased by $1.5 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease was due to the completion of the technology transfer and the technology transfer period related to the Daiichi Sankyo agreement as of March 31, 2023.

Cost of Sales (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Cost of sales	$76,728	$45,209	$31,519	70%

Cost of sales increased by $31.5 million for the year ended December 31, 2024, compared to the same period in 2023. The increase in cost of sales was due to an increase in demand for our approved products, primarily Crysvita in Latin America and Evkeeza in EMEA and Japan.

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

The following table provides a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$40,831	$31,439	$9,392	30%
DTX401	75,340	72,103	3,237	4%
UX701	33,207	24,079	9,128	38%
UX111	41,323	24,412	16,911	69%
CMC costs	3,459	16,672	(13,213)	-79%
Total gene therapy programs	194,160	168,705	25,455	15%
Biologic and nucleic acid programs
GTX102	50,757	31,121	19,636	63%
UX053	374	12,821	(12,447)	-97%
UX143	89,118	64,972	24,146	37%
Total biologic and nucleic acid programs	140,249	108,914	31,335	29%
Translational research	45,702	71,820	(26,118)	-36%
Upfront license, acquisition, and milestone fees	30,450	9,000	21,450	238%
Approved products	35,432	53,478	(18,046)	-34%
Infrastructure	81,034	78,929	2,105	3%
Stock-based compensation	86,616	74,531	12,085	16%
Other research and development	84,222	83,072	1,150	1%
Total research and development expenses	$697,865	$648,449	$49,416	8%
Total research and development expenses increased $49.4 million for the year ended December 31, 2024 compared to the same period in 2023. The change in research and development expenses was due to:

•
for gene therapy programs, an increase of $25.5 million, primarily related to BLA filing activities for UX111, and continued clinical progress of the other programs, combined with the transition of certain programs to in-house manufacturing which resulted in a decrease in CMC costs and an increase in internal manufacturing costs;
•
for biologic and nucleic acid programs, an increase of $31.3 million, primarily related to the continued clinical progress of the UX143 and GTX102 programs and associated clinical development and manufacturing expenses, partially offset by a reduction in development expense on UX053 for the treatment of Glycogen Storage Disease Type III due to cessation of development activities for the program;
•
for translational research, a decrease of $26.1 million, primarily related to decreases in manufacturing and headcount expense for early stage and IND-stage projects;
•
for upfront license, acquisition, and milestone fees, an increase of $21.5 million, primarily related to the achievement of a clinical enrollment milestone on the GTX-102 program during 2024;
•
for approved products, a decrease of $18.0 million, primarily due to reduced reimbursement of Regeneron collaboration expenses with the completion of the pediatric and open label extension trials for Evkeeza and reduced operating expenses for Crysvita post-marketing studies;
•
for infrastructure, an increase of $2.1 million, primarily related to depreciation of the gene therapy manufacturing facility, depreciation of laboratory-related leasehold improvements and equipment, and IT-related expenses;
•
for stock-based compensation an increase of $12.1 million, primarily related to the increase in total value of stock-based awards granted to employees; and
•
for other research and development expenses, an increase of $1.2 million, primarily related to increased staffing to support internal manufacturing, and administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Selling, general and administrative	$321,610	$309,799	$11,811	4%

Selling, general and administrative expenses increased $11.8 million for the year ended December 31, 2024, compared to the same period in 2023.

We expect annual selling, general and administrative expenses to increase in the future as we continue to support our existing approved products, multiple clinical-stage product candidates, and planned launches of additional products.

Interest Income (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Interest income	$36,506	$26,688	$9,818	37%

Interest income increased $9.8 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to higher marketable debt securities balances.

Change in Fair Value of Equity Investments (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Change in fair value of equity investments	$(1,115)	$397	$(1,512)	(381%)

For the years ended December 31, 2024 and 2023, we recorded a net decrease of $1.1 million and a net increase of $0.4 million, respectively, in the fair value of our equity investments due to unrealized loss and gain, respectively, on our investment in Solid Biosciences Inc., or Solid, common stock.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$63,041	$66,004	$(2,963)	(4%)

The non-cash interest expense on liabilities for sales of future royalties decreased by $3.0 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to a reduction in total royalty obligation balances as a result of increased royalties generated from our collaboration partner, KKC. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Other Expense (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Other expense	$(3,963)	$(337)	$(3,626)	*

Other expense increased $3.6 million for the year ended December 31, 2024, compared to the same period in 2023. These changes were primarily due to fluctuations in foreign exchange rates.

(Provision for) Benefit from Income Taxes (dollars in thousands)

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
(Provision for) benefit from income taxes	$(1,597)	$1,825	$(3,422)	(188%)

For the year ended December 31, 2024, we recognized an income tax provision of $1.6 million attributable to income tax expense of $0.2 million for state tax, and income tax expense of $1.4 million from foreign jurisdictions. For the year ended December 31, 2023, we recognized an income tax benefit of $4.8 million attributable to modifications in our state apportionment methodology. We realized no benefit for 2023 losses due to a full valuation allowance against the U.S. net deferred tax assets. The benefit was offset by an income tax expense of $3.0 million from foreign jurisdictions.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of December 31, 2024, we had $745.0 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next 12 months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

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

As of December 31, 2024, none of the pre-funded warrants had been exercised.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Cowen. No shares were sold under this agreement during the year ended December 31, 2024.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Cash used in operating activities	$(414,188)	$(474,806)
Cash (used in) provided by investing activities	(17,768)	168,000
Cash provided by financing activities	399,241	388,142
Effect of exchange rate changes on cash	(2,525)	462
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(35,240)	$81,798

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

Cash used in operating activities for the year ended December 31, 2024 was $414.2 million and primarily reflected a net loss of $569.2 million, partially offset by non-cash items of $141.1 million, net, which consisted primarily of non-cash collaboration royalty revenues, interest expense related to the sale of future royalties to RPI and OMERS, stock-based compensation, amortization of discounts on marketable debt securities, and depreciation and amortization. The change in operating assets and liabilities also reflected a net increase of cash of $13.9 million, primarily due to an increase in accounts payable, accrued, and other liabilities, primarily related to an increase in accrued collaboration and higher revenue reserves from increased sales of our approved products, combined with an increase in inventory, primarily for Mepsevii and Evkeeza, partially offset by a decrease in prepaid expenses and other assets, primarily in prepaid manufacturing.

Cash used in operating activities for the year ended December 31, 2023 was $474.8 million and primarily reflected a net loss of $606.6 million, partially offset by non-cash items of $146.9 million, net, which consisted primarily of non-cash collaboration royalty revenues, interest expense related to the sale of future royalties to RPI and OMERS, net of amounts capitalized, stock-based compensation, amortization of discounts on marketable debt securities, and depreciation and amortization. The change in operating assets and liabilities also reflected a net use of cash of $15.1 million, primarily due to an increase in accounts receivable primarily related to an increase in sales of our approved products, partially offset by a net decrease in prepaid expenses and other assets, primarily in prepaid manufacturing.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2024 was $17.8 million and was primarily related to $12.5 million in payments for intangible assets related to milestones on our commercial products, partially offset by $4.7 million from net activities in marketable debt securities.

Cash provided by investing activities for the year ended December 31, 2023 was $168.0 million and was primarily related to $219.8 million from net activities in marketable debt securities, offset by purchases of property, plant, and equipment of $44.3 million, primarily related to the fit-out of our gene therapy manufacturing facility.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $399.2 million and was primarily comprised of $381.0 million in net proceeds from the sale of common stock in our June 2024 underwritten public offering and $11.3 million in proceeds from the issuance of common stock from exercise of warrants and equity plan awards, net.

Cash provided by financing activities for the year ended December 31, 2023 was $388.1 million and was primarily comprised of $326.5 million in net proceeds from the sale of common stock in our October 2023 underwritten public offering and $53.3 million in net proceeds from the issuance of common stock from our ATM.

Funding Requirements

We anticipate that, excluding non-recurring items, we will continue to generate annual losses in the near term as we continue the development of, and seek regulatory approvals for, our product candidates, and continue with commercialization of approved products. We may require additional capital to fund our operations, to complete our ongoing and planned clinical studies, to commercialize our products, to continue investing in early-stage research capabilities to promote our pipeline growth, to continue to acquire or invest in businesses or products that complement or expand our business, including future milestone payments thereunder, and to further develop our general infrastructure and such funding may not be available to us on acceptable terms or at all.

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

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases and manufacturing and service contract obligations. See "Note 10. Leases" to the Consolidated Financial Statements for amounts outstanding for operating and finance leases as of December 31, 2024.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products, the majority of which are due in the next 12 months. See "Note 16. Commitments and Contingencies" to the Consolidated Financial Statements for these contractual obligations.

The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in "Note 9. License and Research Agreements" to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. We adopted ASU 2023-07 during the year ended December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2024, we had cash, cash equivalents, and marketable debt securities totaling $745.0 million, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of December 31, 2024. To date, we have not experienced a loss of principal on any of our investments and as of December 31, 2024, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the year ended December 31, 2024, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of December 31, 2024. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and has concluded that as of such date, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultragenyx Pharmaceutical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 19, 2025

Item 9B. Other Information

During the three months ended December 31, 2024, the following directors and officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date Adopted	Aggregate Number of Shares of Common Stock to be Sold (Subject to Certain Conditions)	Plan End Date
Shehnaaz Suliman, M.D., Ph.D. Board Member	November 8, 2024	Up to 27,110 shares, all of which are shares to be acquired upon the exercise of stock options	November 7, 2025
Corsee Sanders, Ph.D., Board Member	November 15, 2024	Up to 2,405 shares	June 26, 2025
Matthew Fust, Board Member	November 22, 2024	Up to 15,000 shares, all of which are shares to be acquired upon the exercise of stock options	November 21, 2025
Eric Crombez, M.D. EVP, Chief Medical Officer	December 3, 2024	Up to 64,235 shares, 28,500 of which are shares to be acquired upon the exercise of stock options	December 3, 2025
Howard Horn, EVP, Chief Financial Officer	December 9, 2024	Up to 17,477 shares	December 9, 2025

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated herein by reference to information in the proxy statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, or the “2025 Proxy Statement”, including under the headings “Nominees and Incumbent Directors,” “Executive Officers,” ““Board of Directors and Committees,” “Corporate Governance” and, as applicable, “Delinquent Section 16(a) Beneficial Ownership Reports.” We have adopted a Global Code of Conduct that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Global Code of Conduct is posted on our website located at https://ir.ultragenyx.com/ under “Corporate Governance”. We intend to disclose future amendments to certain provisions of the Global Code of Conduct, and waivers of the Global Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2025 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” and “Board of Directors and Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2025 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2025 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2025 Proxy Statement, including under the heading “Proposal No. 3—Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

(b) Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Second Amended and Restated Bylaws	8-K	12/21/2023	3.1
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3 ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Form of Pre-Funded Warrant	8-K	6/17/2024	4.1
4.5	Description of Common Stock	10-K	2/14/2020	4.3
10.1*	Collaboration and License Agreement, effective as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1
10.2	Amendment No. 1 to Collaboration and License Agreement, effective as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.3	Amendment No. 2 to Collaboration and License Agreement, effective as of November 28, 2016, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.3
10.4*	Amendment No. 3 to Collaboration and License Agreement, effective September 29, 2017, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.4
10.5*	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.5
10.6*	Amendment No. 5 to Collaboration and License Agreement, effective as of April 30, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	8/3/2018	10.1
10.7*	Amendment No. 6 to Collaboration and License Agreement, effective as of February 1, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.2

10.8*	Amendment No. 7 to Collaboration and License Agreement, effective as of December 5, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.3
10.9*	Amendment No. 8 to Collaboration and License Agreement, effective as of July 4, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd. (formerly, Kyowa Hakko Kirin Co., Ltd.)	10-Q	8/2/2019	10.1
10.10*	Amendment No. 9 to Collaboration and License Agreement, effective December 23, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/14/2020	10.10
10.11*	Amendment No. 10 to Collaboration and License Agreement, effective as of April 1, 2020, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	5/7/2020	10.2
10.12*	Amendment No. 11 to Collaboration and License Agreement, effective as of December 17, 2021 between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/16/2022	10.13
10.13*	Amendment No. 12 to Collaboration and License Agreement, effective as of September 29, 2022, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	11/3/2022	10.1
10.14*	Amendment No. 13 to Collaboration and License Agreement, effective as of May 16, 2023, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	8/3/2023	10.1
10.15*	Supply Agreement, effective as of November 18, 2020, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Inc.				X
10.16*	Amendment No. 1, effective as of September 13, 2024, to the Supply Agreement between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin, Inc.				X
10.17*	Unit Purchase Agreement, dated as of July 15, 2022, by and among Ultragenyx Pharmaceutical Inc., GeneTx Biotherapeutics LLC, the Unitholders and Deborah A. Guagliardo	10-Q	7/29/2022	10.2
10.18*	Royalty Purchase Agreement, dated as of December 17, 2019, between Ultragenyx Pharmaceutical Inc. and RPI Finance Trust	10-K	2/14/2020	10.25
10.19*	Royalty Purchase Agreement, dated as of July 14, 2022, by and among Rare Delaware Inc., Ultragenyx Pharmaceutical Inc. and OCM LS23 Holdings LP	10-Q	7/29/2022	10.1
10.20#	2014 Incentive Plan (as amended)	10-K	2/17/2017	10.20
10.21#	Form of Incentive Stock Option Agreement (2014 Plan)	S-1/A	1/17/2014	10.14
10.22#	Form of Non Statutory Stock Option Agreement (Employees) (2014 Plan)	S-1/A	1/17/2014	10.15
10.23#	Form of Restricted Stock Unit Agreement (Employees) (2014 Plan)	10-Q	5/10/2016	10.1
10.24#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors) (2014 Plan)	10-Q	8/3/2021	10.2
10.25#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors) (2014 Plan)	10-Q	8/3/2021	10.3

10.26#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors) (2014 Plan)	10-Q	8/3/2021	10.4
10.27#	Form of Restricted Stock Unit Agreement (Grant for New Directors) (2014 Plan)	10-Q	8/3/2021	10.5
10.28#	Amended and Restated 2023 Incentive Plan	S-8	7/12/2024	4.4
10.29#	Form of Incentive Stock Option Agreement (2023 Plan)	10-K	2/21/2024	10.30
10.30#	Form of Non Statutory Stock Option Agreement (Employees)(2023 Plan)	10-K	2/21/2024	10.31
10.31#	Form of Restricted Stock Unit Agreement (Employees) (2023 Plan)	10-K	2/21/2024	10.32
10.32#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors) (2023 Plan)	10-K	2/21/2024	10.33
10.33#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors) (2023 Plan)	10-K	2/21/2024	10.34
10.34#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors) (2023 Plan)	10-K	2/21/2024	10.35
10.35#	Form of Restricted Stock Unit Agreement (Grant for New Directors) (2023 Plan)	10-K	2/21/2024	10.36
10.36#	Form of Performance Stock Unit Agreement (2022)	10-Q	5/6/2022	10.1
10.37#	Form of Performance Stock Unit Agreement (2023)	10-Q	5/4/2023	10.1
10.38#	Form of Performance Stock Unit Agreement (2024)				X
10.39#	Amended and Restated 2014 Employee Stock Purchase Plan	S-8	6/8/2023	4.5
10.40#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27
10.41#	Employment Inducement Plan	10-K	2/12/2021	10.43
10.42#	First Amendment to Employment Inducement Plan	S-8	6/8/2023	4.7
10.43#	Second Amendment to Employment Inducement Plan	S-8	7/12/2024	4.7
10.44#	Form of Non Statutory Stock Option Agreement (Inducement Plan)	10-K	2/12/2021	10.44
10.45#	Form of Non Statutory Stock Option Agreement (Inducement Plan) (ex-US)	10-K	2/12/2021	10.45
10.46#	Form of Restricted Stock Unit Agreement (Inducement Plan)	10-K	2/12/2021	10.46
10.47#	Form of Restricted Stock Unit Agreement (Inducement Plan)(ex-US)	10-K	2/12/2021	10.47
10.48#	Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	8/3/2021	10.1
10.49#	Amendment No. 1 to the Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	11/3/2021	10.1
10.50#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18
10.51#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2

10.52#	Amendment No. 2, dated September 13, 2022, to Executive Employment Agreement between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	11/3/2022	10.2
10.53#	Offer Letter, dated as of October 31, 2011, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	S-1	11/8/2013	10.19
10.54#	Amendment No. 1 to Offer Letter, dated as of August 8, 2014, between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	8/11/2014	10.3
10.55#	Amendment No. 2, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Thomas Kassberg	10-Q	11/3/2022	10.5
10.56#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3
10.57#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	11/3/2022	10.6
10.58#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-K	2/17/2017	10.36
10.59#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-Q	11/3/2022	10.7
10.60#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-K	2/17/2017	10.37
10.61#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-Q	11/3/2022	10.9
10.62#	Amended and Restated Offer Letter, dated March 31, 2023, between Ultragenyx Pharmaceutical Inc. and Eric Crombez, M.D.	10-Q	5/4/2023	10.2
10.63#	Offer Letter, dated June 2, 2023, between Ultragenyx Pharmaceutical Inc. and Howard Horn	8-K	7/12/2023	10.1
10.64#	Amendment, dated September 6, 2023, to the Offer Letter between Ultragenyx Pharmaceutical Inc. and Howard Horn	8-K	9/8/2023	10.1
10.65#	Offer Letter, dated May 16, 2017, between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.4
10.66#	Addendum #1, dated August 8, 2017, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.5
10.67#	Addendum #2, dated June 19, 2019, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.6
10.68#	Amendment No. 3, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	11/3/2022	10.8
10.69#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.70	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22

10.71	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34
10.72	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35
10.73	Addendum #3 to Standard Lease, effective as of February 12, 2014, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1
10.74	Addendum #4 to Standard Lease, effective as of March 9, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1
10.75	Addendum #5 to Standard Lease, effective as of April 7, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38
10.76	Addendum #6 to Standard Lease, effective as of April 29, 2019, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-Q	8/2/2019	10.3
10.77	Addendum #7 to Standard Lease, effective as of November 22, 2024, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.				X
10.78	Lease Agreement, dated as of December 8, 2015, between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc.	10-K	2/26/2016	10.43
10.79	Lease Agreement, dated November 2, 2015, between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.	10-K	2/21/2018	10.66
10.80	First Amendment to Lease Agreement, dated March 20, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	5/8/2018	10.6
10.81	Second Amendment to Lease Agreement, dated July 1, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	8/3/2018	10.3
10.82	Third Amendment to the Lease Agreement, dated July 29, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	7/30/2020	10.2
10.83	Amended and Restated Fourth Amendment, dated August 4, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	10/27/2020	10.5
10.84	Fifth Amendment, dated November 25, 2024, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC				X
10.85	Lease Agreement, dated December 15, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.81
10.86	First Amendment, dated September 20, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.82

10.87	Second Amendment, dated October 21, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.83
10.88	Third Amendment, dated July 27, 2022, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC	10-K	2/16/2023	10.92
10.89	Fourth Amendment, dated December 13, 2024, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and GI ETS Shoreline LLC (as successor-in-interest to ARE-San Francisco No. 17, LLC)				X
10.90	Office Lease, dated April 19, 2019, between Ultragenyx Pharmaceutical Inc. and Woburn MCB II, LLC	10-K	2/14/2020	10.70
10.91	Commercial Lease, dated July 2, 2018, between Ultragenyx Pharmaceutical Inc. and 32 Leveroni LLC	10-K	2/14/2020	10.71
10.92	Lease, dated August 18, 2022, between Ultragenyx Pharmaceutical Inc. and Brickbottom I QOZB L.P.	10-K	2/17/2023	10.95
10.93	First Amendment, dated March 12, 2024, between Ultragenyx Pharmaceutical Inc. and Brickbottom I QOZB L.P.				X
19.1	Ultragenyx Insider Trading Policy				X
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
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

					X
97.1	Ultragenyx Pharmaceutical Inc. Clawback Policy		2/21/2024	97.1
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101				X

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

Date: February 19, 2025

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

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
/s/ Howard Horn Howard Horn	Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)	February 19, 2025
/s/ Theodore A. Huizenga Theodore A. Huizenga	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
/s/ Daniel G. Welch Daniel G. Welch	Chairman of the Board	February 19, 2025
/s/ Deborah Dunsire Deborah Dunsire, M.D.	Director	February 19, 2025
/s/ Matthew K. Fust Matthew K. Fust	Director	February 19, 2025
/s/ Michael Narachi Michael Narachi	Director	February 19, 2025
/s/ Amrit Ray	Director	February 19, 2025
Amrit Ray, M.D.
/s/ Corsee D. Sanders	Director	February 19, 2025
Corsee D. Sanders, Ph.D.
/s/ Shehnaaz Suliman	Director	February 19, 2025
Shehnaaz Suliman, M.D.

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Liabilities for sales of future royalties
Description of the Matter

As discussed in Note 11, the Company has entered into two royalty purchase agreements, under which the Company sold its rights to receive royalty payments arising from the net sales of Crysvita in the European and North American markets in exchange for $320 million and $500 million, respectively. The proceeds from each transaction were recorded as liabilities that are being amortized using the effective interest method over the estimated lives of the respective arrangements. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be paid to the respective counterparty, subject to the capped amount, over the life of the arrangement. The Company estimates an imputed interest on the unamortized portion of the liability and records non-cash interest expense relating to the transaction.

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

in Our Audit

To test management’s estimates of the future royalties and the amount of imputed effective interest rates, we performed audit procedures that included, among others, evaluating the reasonableness of management’s assumptions related to the forecasted revenue growth rates, including treatable patient populations, estimated pricing and reimbursement, and the rate of adoption. We compared the significant assumptions with historical trends of actual sales, analyst expectations and performed sensitivity analyses of estimated future royalties to evaluate the changes in the future royalties on the implied effective interest rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Mateo, California

February 19, 2025

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$173,729	$213,584
Marketable debt securities	436,296	363,625
Accounts receivable, net	121,801	73,390
Inventory	45,007	33,969
Prepaid expenses and other assets	40,290	47,616
Total current assets	817,123	732,184
Property, plant, and equipment, net	265,929	290,566
Marketable debt securities	135,004	199,901
Intangible assets, net	178,314	166,271
Goodwill	44,406	44,406
Other assets	62,680	57,685
Total assets	$1,503,456	$1,491,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,756	$42,114
Accrued liabilities	240,973	196,486
Lease liabilities	10,297	12,595
Liabilities for sales of future royalties	49,847	29,242
Other liabilities	4,280	—
Total current liabilities	344,153	280,437
Lease liabilities	30,042	30,574
Deferred tax liabilities	30,058	30,058
Liabilities for sales of future royalties	819,824	862,325
Other liabilities	17,082	12,205
Total liabilities	1,241,159	1,215,599
Commitments and contingencies (Note 16)
Noncontrolling interest	7,000	—
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding in 2024 and in 2023	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; outstanding—92,484,330 in 2024 and 82,315,590 in 2023	92	82
Treasury stock, at cost, 69,757 in 2024 and 9,559 in 2023	(3,593)	(432)
Deferred compensation obligation	3,593	432
Additional paid-in capital	4,212,692	3,662,346
Accumulated other comprehensive (loss) income	(643)	647
Accumulated deficit	(3,956,844)	(3,387,661)
Total stockholders’ equity	255,297	275,414
Total liabilities, noncontrolling interest and stockholders’ equity	$1,503,456	$1,491,013

See accompanying notes.

(1)
The Company's Consolidated Balance Sheet as of December 31, 2024 includes $13.5 million in cash and cash equivalents that can be used only to settle obligations of the consolidated variable interest entity. See "Note 7. Investment in Amlogenyx Inc."

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product sales	$285,415	$180,413	$118,927
Royalty revenue	274,815	182,652	21,692
Collaboration and license	—	71,184	222,710
Total revenues	560,230	434,249	363,329
Operating expenses:
Cost of sales	76,728	45,209	28,320
Research and development	697,865	648,449	705,789
Selling, general and administrative	321,610	309,799	278,139
Total operating expenses	1,096,203	1,003,457	1,012,248
Loss from operations	(535,973)	(569,208)	(648,919)
Interest income	36,506	26,688	11,074
Change in fair value of equity investments	(1,115)	397	(19,299)
Non-cash interest expense on liabilities for sales of future royalties	(63,041)	(66,004)	(43,015)
Other expense	(3,963)	(337)	(1,566)
Loss before income taxes	(567,586)	(608,464)	(701,725)
(Provision for) benefit from income taxes	(1,597)	1,825	(5,696)
Net loss	$(569,183)	$(606,639)	$(707,421)
Net loss per share, basic and diluted	$(6.29)	$(8.25)	$(10.12)
Shares used in computing net loss per share, basic and diluted	90,538,118	73,543,862	69,914,225

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(569,183)	$(606,639)	$(707,421)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,044)	239	(724)
Changes in unrealized gain (loss) on available-for-sale securities	(246)	6,981	(4,445)
Other comprehensive income (loss):	(1,290)	7,220	(5,169)
Total comprehensive loss	$(570,473)	$(599,419)	$(712,590)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2021	69,344,998	$69	$2,997,497	$(1,404)	$(2,073,601)	$—	$—	$922,561
Stock-based compensation	—	—	131,710	—	—	—	—	131,710
Issuance of common stock under equity plan awards, net of tax	852,299	1	10,812	—	—	—	—	10,813
Other comprehensive loss	—	—	—	(5,169)	—	—	—	(5,169)
Net loss	—	—	—	—	(707,421)	—	—	(707,421)
Balance as of December 31, 2022	70,197,297	$70	$3,140,019	$(6,573)	$(2,781,022)	$—	$—	$352,494
Issuance of common stock and pre-funded warrants in connection with underwritten public offering, net of issuance costs	9,833,334	10	326,446	—	—	—	—	326,456
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,175,584	1	53,298	—	—	—	—	53,299
Stock-based compensation	—	—	134,169	—	—	—	—	134,169
Issuance of common stock under equity plan awards, net of tax	1,109,375	1	8,414	—	—	—	—	8,415
Deferred compensation	—	—	—	—	—	(432)	432	—
Other comprehensive income	—	—	—	7,220	—	—	—	7,220
Net loss	—	—	—	—	(606,639)	—	—	(606,639)
Balance as of December 31, 2023	82,315,590	$82	$3,662,346	$647	$(3,387,661)	$(432)	$432	$275,414
Issuance of common stock and pre-funded warrants in connection with underwritten public offering, net of issuance costs	8,782,051	9	380,974	—	—	—	—	380,983
Stock-based compensation	—	—	158,115	—	—	—	—	158,115
Issuance of common stock under equity plan awards, net of tax	1,386,689	1	11,257	—	—	—	—	11,258
Deferred compensation	—	—	—	—	—	(3,161)	3,161	—
Other comprehensive loss	—	—	—	(1,290)	—	—	—	(1,290)
Net loss	—	—	—	—	(569,183)	—	—	(569,183)
Balance as of December 31, 2024	92,484,330	$92	$4,212,692	$(643)	$(3,956,844)	$(3,593)	$3,593	$255,297
See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(569,183)	$(606,639)	$(707,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	158,030	135,227	130,377
Acquired in-process research and development	—	—	75,033
Amortization of premium (discount) on marketable debt securities, net	(12,624)	(12,842)	2,699
Depreciation and amortization	35,543	26,006	18,220
Change in fair value of equity investments	1,115	(397)	19,299
Non-cash collaboration royalty revenue	(100,539)	(69,364)	(21,692)
Non-cash interest expense on liabilities for sales of future royalties	63,041	66,004	43,015
Other	(3,489)	2,300	(230)
Changes in operating assets and liabilities:
Accounts receivable	(33,598)	(22,778)	(12,068)
Inventory	(11,207)	(6,930)	(9,701)
Prepaid expenses and other assets	11,731	15,325	3,798
Accounts payable, accrued, and other liabilities	46,992	901	79,845
Deferred tax liabilities	—	(1,619)	(1,639)
Net cash used in operating activities	(414,188)	(474,806)	(380,465)
Investing activities:
Purchase of property, plant, and equipment	(7,491)	(44,267)	(116,123)
Acquisition, net of cash acquired	—	—	(75,025)
Purchase of marketable debt securities	(408,613)	(526,382)	(614,735)
Proceeds from sale of marketable debt securities	3,247	50,672	84,275
Proceeds from sale of equity investments	—	—	10,094
Proceeds from maturities of marketable debt securities	410,025	695,525	450,706
Payment for intangible asset	(12,500)	(2,500)	(30,000)
Other	(2,436)	(5,048)	(844)
Net cash (used in) provided by investing activities	(17,768)	168,000	(291,652)
Financing activities:
Proceeds from the sale of future royalties, net	—	—	490,950
Proceeds from the issuance of common stock and pre-funded warrants in connection with underwritten public offerings, net of issuance costs	380,983	326,456	—
Proceeds from the issuance of common stock in connection with at-the-market offering, net of issuances costs	—	53,299	—
Proceeds from the issuance of common stock from exercise of equity plan awards, net	11,258	8,415	10,813
Proceeds from issuance of equity interest in noncontrolling interest	7,000	—	—
Other	—	(28)	(555)
Net cash provided by financing activities	399,241	388,142	501,208
Effect of exchange rate changes on cash	(2,525)	462	(1,075)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,240)	81,798	(171,984)
Cash, cash equivalents, and restricted cash at beginning of year	219,399	137,601	309,585
Cash, cash equivalents, and restricted cash at end of year	$184,159	$219,399	$137,601

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of non-cash investing and financing information:
Acquired lease liabilities arising from obtaining right-of-use assets and property, plant, and equipment	$9,609	$22,162	$1,168
Costs of property, plant and equipment included in accounts payable, accrued, and other liabilities	$693	$1,577	$17,963
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$—	$9,431	$11,380

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

The Company has sustained operating losses and expects such annual losses to continue in the near term. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through December 31, 2024, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2.
Summary of Significant Accounting Policies

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company consolidates any variable interest entity, or VIE, for which it is the primary beneficiary.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Segment Reporting

The Company operates as one reportable segment relating to the research, development and commercialization of its products. The segment derives its current revenues from its four commercially approved products.

The Company’s Chief Operating Decision Maker, or CODM, its Chief Executive Officer and the executive leadership team, manage the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues and total expenses and makes decisions using this information on a global basis.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$173,729	$213,584	$132,944
Restricted cash included in other current assets	6,806	2,008	862
Restricted cash included in other non-current assets	3,624	3,807	3,795
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$184,159	$219,399	$137,601

Marketable Debt Securities

All marketable debt securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investments with a maturity of one year or less from the balance sheet date are reported as current marketable debt securities and investments with a maturity of greater than one year from the balance sheet date are reported as non-current marketable debt securities. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific-identification method. Interest on investments is included in interest income.

Equity Investments

The Company records investments in equity securities, other than equity method investments, at fair market value, using market quotes when readily determinable. Equity securities with no readily determinable fair values are recorded using the measurement alternative of cost adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer less impairment, if any. Investments in equity securities are recorded in other assets on the Company's Consolidated Balance Sheets. Unrealized gains and losses are reported in change in fair value of equity investments on the Company’s Consolidated Statements of Operations. The Company regularly reviews its non-marketable equity securities for indicators of impairment.

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

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. For trade receivables and other financial instruments, the Company uses a forward-looking expected loss model that recognizes a current period charge for losses that are expected to be incurred over the life of the financial instrument.

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

For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities. There was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the years ended December 31, 2024 and 2023.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Liabilities for Sales of Future Royalties

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Note 11. Liabilities for Sales of Future Royalties.” The Company recorded the liabilities at inception based upon estimated future cash flows discounted at a market rate. The liabilities are being amortized using the effective interest method over the estimated life of the applicable arrangement. In order to determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS, subject to the capped amount, over the life of the arrangements. The excess of future estimated royalty payments (subject to the capped amount) to RPI and OMERS is recorded as non-cash interest expense over the life of the arrangements. Consequently, the Company estimates an imputed interest on the unamortized portion of the liabilities and records interest expense relating to the transactions.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company employs the prospective method to adjust the amortization of the liabilities and the effective interest rate.

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

As described in “Note 11. Liabilities for Sales of Future Royalties”, for certain royalty payments from net sales of Crysvita in applicable territories that were sold to RPI and OMERS, the Company records the royalty revenue on a prospective basis as non-cash royalty revenue in the Consolidated Statements of Operations over the term of the applicable arrangement.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

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

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan whereby certain employees and members of the board of directors are able to defer certain equity awards and other compensation. Amounts deferred are invested into shares of the Company's common stock and corporate-owned life insurance. The plan complies with the provisions of Section 409A of the Internal Revenue Code. All the investments held in the plan are recorded in other non-current assets in the Consolidated Balance Sheets. The short-term portion of the corresponding liability for the plan is included in accrued expenses. The long-term portion of the liability is included in other non-current liabilities in the Consolidated Balance Sheets. Changes in the value of the deferred compensation assets and liabilities are recorded in earnings as they occur. Certain equity awards deferred under the plan are required to be settled through the issuance of Company stock. These awards are recorded as treasury stock and deferred compensation obligation within stockholders’ equity.

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. The Company determines if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. The Company applies a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. The Company recognizes the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The Company has elected to not separate lease and non-lease components. See “Note 10. Leases” for further disclosure.

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

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates for the period. Transactions which are not in the functional currency of the entity are remeasured into the functional currency and gains or losses resulting from the remeasurement recorded in other expense.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

3.
Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying amounts of liabilities for the sales of future royalties also approximate their fair value. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company determines the fair value of its equity investment in Solid Biosciences, Inc., or Solid, by using the quoted market prices, which are Level 1 fair value measurements.

The following tables set forth the fair value of the Company’s financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$113,894	$—	$—	$113,894
Time deposits	—	10,000	—	10,000
Corporate bonds	—	391,731	—	391,731
Commercial paper	—	21,194	—	21,194
Asset-backed securities	—	143	—	143
U.S. Government Treasury and agency securities	—	158,814	—	158,814
Investment in Solid common stock	2,089	—	—	2,089
Deferred compensation assets	—	15,337	—	15,337
Total financial assets	$115,983	$597,219	$—	$713,202

Financial Liabilities:
Deferred compensation liabilities	$—	$15,756	$—	$15,756

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	—	17,986	—	17,986
Corporate bonds	—	215,166	—	215,166
Commercial paper	—	20,620	—	20,620
Asset-backed securities	—	2,712	—	2,712
U.S. Government Treasury and agency securities	57,437	259,605	—	317,042
Investment in Solid common stock	3,204	—	—	3,204
Deferred compensation assets	—	10,220	—	10,220
Total financial assets	$222,930	$526,309	$—	$749,239

Financial Liabilities:
Deferred compensation liabilities	$—	$10,365	$—	$10,365

Deferred compensation liabilities consist of short-term liabilities of $0.6 million and $0.2 million as of December 31, 2024 and 2023, respectively, included in accrued liabilities on the Consolidated Balance Sheets, and long-term liabilities of $15.2 million and $10.1 million as of December 31, 2024 and 2023, respectively, included in other non-current liabilities on the Consolidated Balance Sheets. There have been no significant net gains or losses on deferred compensation assets or liabilities for the periods presented.

4.
Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	December 31, 2024
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$113,894	$—	$—	$113,894
Time deposits	10,000	—	—	10,000
Corporate bonds	391,124	809	(202)	391,731
Commercial paper	21,194	—	—	21,194
Asset-backed securities	143	—	—	143
U.S. Government Treasury and agency securities	158,414	404	(4)	158,814
Total	$694,769	$1,213	$(206)	$695,776

	December 31, 2023
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$162,289	$—	$—	$162,289
Certificates of deposit and time deposits	17,986	—	—	17,986
Corporate bonds	214,792	711	(337)	215,166
Commercial paper	20,620	—	—	20,620
Asset-backed securities	2,715	—	(3)	2,712
U.S. Government Treasury and agency securities	316,160	982	(100)	317,042
Total	$734,562	$1,693	$(440)	$735,815

At December 31, 2024, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at December 31, 2024 have been in a loss position for less than 12 months or the loss is not material and is temporary in nature.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Work-in-process	$21,967	$18,859
Finished goods	23,040	15,110
Total inventory	$45,007	$33,969

Property, Plant, and Equipment, net

Property, plant, and equipment, net consists of the following (in thousands):

		December 31,
	Useful life (years)	2024	2023
Building	20-30	$181,576	$181,356
Leasehold improvements	Shorter of lease term or estimated useful life	58,021	58,683
Research and development equipment	5	60,233	56,347
Furniture and office equipment	5	6,475	6,419
Computer equipment and software	3-5	16,365	16,196
Manufacturing equipment	5-15	37,332	37,297
Land	Not applicable	16,619	16,619
Other	Varies by asset	1,790	1,050
Property, plant, and equipment, gross		378,411	373,967
Less: accumulated depreciation		(112,482)	(83,401)
Property, plant, and equipment, net		$265,929	$290,566

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $30.1 million, $22.2 million and $15.0 million, respectively. Amortization of leasehold improvements and software is included in depreciation expense.

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2024	2023
Research, clinical study, and manufacturing expenses	$88,133	$65,326
Payroll and related expenses	94,021	82,936
Revenue related reserves	33,344	17,029
Other	25,475	31,195
Total accrued liabilities	$240,973	$196,486

5.
Intangible Assets, net

Indefinite-lived Intangibles

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. in November 2017, the Company has IPR&D assets of $129.0 million as of December 31, 2024 and 2023. IPR&D assets represent the fair value of acquired programs to develop an AAV gene therapy for OTC deficiency and to develop an AAV gene therapy for glycogen storage disease type Ia. IPR&D assets are considered to be indefinite-life until the completion or abandonment of the associated research and development efforts.

Finite-lived Intangibles

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Subsequent to the FDA approval of Dojolvi for the treatment of LC-FAOD in 2020, the Company recorded $4.8 million for the attainment of various development and commercial milestones as finite-lived intangible assets which are amortized over a weighted-average total useful life of 6 years.

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the collaboration agreement, the Company has incurred an upfront payment and regulatory and sales milestones to date totaling $57.5 million. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets, which are amortized over a weighted-average total useful life of 9 years.

The Company's intangible assets were as follows:

	December 31, 2024
	Gross Carrying Amount	Weighted-Average Life (Years)	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles	$129,000	—	$—	$129,000
Finite-lived intangibles	62,275	9	(12,961)	49,314
Total intangible assets	$191,275	—	$(12,961)	$178,314

	December 31, 2023
	Gross Carrying Amount	Weighted-Average Life (Years)	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles	$129,000	—	$—	$129,000
Finite-lived intangibles	44,775	10	(7,504)	37,271
Total intangible assets	$173,775	—	$(7,504)	$166,271

The Company recorded costs of sales of $5.5 million, $3.8 million and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the amortization of the intangible assets.

The expected amortization of the intangible assets, as of December 31, 2024, for each of the next five years and thereafter is as follows:

2025	$7,162
2026	7,162
2027	6,722
2028	6,282
2029	6,282
Thereafter	15,704
Total	$49,314

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

6.
Revenue

The following table disaggregates total revenues from external customers by product sales, royalty revenue, and collaboration and license revenue (in thousands):

	Year Ended December 31,
	2024	2023	2022
Product sales:
Crysvita	$134,709	$75,697	$42,678
Dojolvi	88,194	70,633	55,612
Evkeeza	32,162	3,642	—
Mepsevii	30,350	30,441	20,637
Total product sales	285,415	180,413	118,927
Crysvita royalty revenue	274,815	182,652	21,692
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	—	69,705	215,024
Other	—	1,479	7,686
Total collaboration and license revenue	—	71,184	222,710
Total revenues	$560,230	$434,249	$363,329

The following table disaggregates total revenues based on geographic location (in thousands):

	Year Ended December 31,
	2024	2023	2022
North America	$340,463	$307,149	$281,088
Latin America	130,713	77,342	44,711
Europe, Middle East, and Africa	80,124	47,534	36,369
Asia-Pacific	8,930	2,224	1,161
Total revenues	$560,230	$434,249	$363,329

The following table presents the activity and ending balances for product sales related accruals and allowances (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance of product sales reserve at beginning of year	$17,029	$11,487	$7,181
Provisions	38,102	18,761	13,525
Payments	(21,391)	(12,746)	(9,613)
Adjustments	(434)	(473)	394
Balance of product sales reserve at end of year	$33,306	$17,029	$11,487

The following table presents changes in the contract liabilities for the years ended December 31, 2023 (in thousands):

December 31,
2023
Balance of contract liabilities at beginning of period	$1,479
Additions	—
Deductions	(1,479)
Balance of contract liabilities at end of period, net	$—

See “Note 9. License and Research Agreements” for additional details on contract liabilities activities.

The Company’s largest accounts receivable balance was from a collaboration partner, KKC, and was 70% and 53% of the total accounts receivable balance as of December 31, 2024 and 2023, respectively.

7.
Investment in Amlogenyx. Inc.

In July 2024, the Company contributed certain intellectual property rights to Amlogenyx Inc., or Amlogenyx, a subsidiary of the Company, and received 9.0 million shares of common stock of Amlogenyx. A third-party investor along with one of its affiliated entities, and the Company, each contributed $7.0 million to Amlogenyx and in exchange, each received approximately 1.6 million

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

shares of series seed preferred stock of Amlogenyx. The purpose of Amlogenyx is to pursue the application of the Company’s novel adeno-associated virus, or AAV, gene therapy to treat beta-amyloid disorders and related neurodegenerative diseases.

Amlogenyx was determined to be a VIE and the Company is the primary beneficiary as it has the power to direct the activities that would most significantly impact the economic performance of Amlogenyx, including the performance of R&D activities relating to its sole product candidate. As the primary beneficiary, the Company has consolidated the financial position, results of operations and cash flows of Amlogenyx in its financial statements and all intercompany balances have been eliminated in consolidation. Upon initial consolidation, the non-controlling interest of the third-party investor was recorded at its estimated fair value of $7.0 million, which is equal to their original investment.

As of December 31, 2024, total assets and liabilities included on the Consolidated Balance Sheets for Amlogenyx were $13.5 million and $0.1 million, respectively. The assets primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the year ended December 31, 2024, were as follows:

Noncontrolling Interest
As of December 31, 2023	$—
Issuance of equity from noncontrolling interest	7,000
As of December 31, 2024	$7,000

In October 2024, Amlogenyx granted 778,500 stock options to its employees from its 2024 Equity Incentive Plan, which authorizes 1,358,060 shares for issuance. For the year ended December 31, 2024, stock-based compensation related to these awards was immaterial.

8.
GeneTx Acquisition

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics LLC, or GeneTx, to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. In July 2022, pursuant to the terms of the Unitholder Option Agreement, as amended, the Company exercised the option to acquire GeneTx and entered into a Unit Purchase Agreement, or the Purchase Agreement, pursuant to which the Company purchased all the outstanding units of GeneTx. In accordance with the terms of the Purchase Agreement, the Company paid the option exercise price of $75.0 million and an additional $15.6 million to acquire the outstanding cash of GeneTx, and adjustments for working capital and transaction expenses of $0.6 million, for a total purchase consideration of $91.2 million. During the year ended December 31, 2024, the Company achieved a $30.0 million regulatory milestone upon the initiation of the Phase 3 Aspire clinical study for GTX-102. The Company is obligated to pay up to $85.0 million in additional regulatory approval milestones for the achievement of U.S. and EU product approvals, and up to $75.0 million in commercial milestone payments based on annual worldwide net product sales, contingent upon the achievement of the milestones. The Company will also pay tiered mid- to high single-digit percentage royalties based on licensed product annual net sales. If the Company receives and resells an FDA priority review voucher, or PRV, in connection with a new drug application approval, GeneTx unitholders are entitled to receive a portion of proceeds from the sale or a cash payment from the Company if the Company choses to retain the PRV.

As part of the Company's acquisition of GeneTx, the Company assumed a License Agreement with Texas A&M University, or TAMU. To date, the Company recognized an aggregate of $0.5 million for clinical milestones under the TAMU agreement, and have in aggregate up to $23.0 million of future obligations for various future milestones and a nominal annual license fee that may increase up to a maximum of $2.0 million. The Company will also pay mid-single-digit percentage royalties based on licensed product annual net sales. As of December 31, 2024 and 2023, the Company had $0.5 million and nil, respectively, in collaboration payables under this arrangement.

The transaction was accounted as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable in-process research and development intangible asset. Prior to the achievement of certain development and regulatory milestones, the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use. Accordingly, to date, amounts paid to acquire GeneTx, net of cash and working capital acquired, were classified as in-process research and development expense.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

9.
License and Research Agreements

Kyowa Kirin Co., Ltd.

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd., or KKC. Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the Profit-Share Territory, and in the European Union, UK, and Switzerland, or the European Territory, and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

The collaboration and license agreements are within the scope of ASC 808, which provides guidance on the presentation and disclosure of collaborative arrangements.

Product Sales Revenue for Latin America and Turkey

The Company is responsible for commercializing Crysvita in Latin America and Turkey. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis for the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. In Turkey, KKC has the option to assume responsibility for commercialization efforts.

Transfer Price and Royalties on Product Sales Revenue

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in Latin America and Turkey, and charges the Company a transfer price of 30% of net sales. The transfer price on these sales was 35% prior to December 31, 2022. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

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

The parties subsequently agreed that the Company would have the right to continue to support KKC in commercial field activities in the U.S. through January 31, 2025, as amended. After January 31, 2025, the Company’s rights to promote Crysvita in the U.S. are limited to medical geneticists and the Company solely bears its expenses for the promotion of Crysvita in the Profit-Share Territory.

During the prior profit-share period, as KKC was the principal in the sale transaction with the customer, the Company recognized a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurred. The Company concluded that its portion of KKC’s sales in the Profit-Share Territory prior to April 2023 was analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty. Starting in April 2023, the Company began to record as royalty revenue in the period the underlying sales occurred.

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023, as further described in “Note 11. Liabilities for Sales of Future Royalties.”

Royalty Revenue for Sales in the European Territory

KKC has the commercial responsibility for Crysvita in the European Territory. In December 2019, the Company sold its right to receive royalty payments based on sales in the European Territory to Royalty Pharma, effective January 1, 2020, as further described in “Note 11. Liabilities for Sales of Future Royalties.” Prior to the Company’s sale of the royalty, the Company received a royalty of up to 10% on net sales in the European Territory, which was recognized as the underlying sales occur. Beginning in 2020, the Company records the royalty revenue as non-cash royalty revenues. The Company records this revenue as royalty revenue.

Total Crysvita revenue was as follows (in thousands):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2024	2023	2022
Product sales	$134,709	$75,697	$42,678
Revenue in profit-share territory:
Royalty revenue	174,276	113,288	—
Non-cash royalty revenue	74,690	48,581	—
Collaboration revenue	—	69,705	215,024
Total revenue in Profit-Share Territory	248,966	231,574	215,024
Non-cash royalty revenue in European Territory	25,849	20,783	21,692
Total Crysvita revenue	$409,524	$328,054	$279,394

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

Collaboration Cost Sharing and Payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs, and as a result, the Company was reimbursed for these costs and operating expenses were reduced. KKC also receives a transfer price and royalty on net product sales revenue which is recorded in cost of sales. These amounts were recognized in the Company’s Statements of Operations in connection with the collaboration agreement with KKC as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$(3,670)	$(6,510)	$(15,974)
Selling, general and administrative	$(4,082)	$(17,199)	$(37,217)
Cost of sales	$46,027	$18,476	$13,250

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $85.4 million and $39.2 million from profit-share revenue and royalties and other receivables recorded in other current assets of $1.8 million and $1.1 million and accrued liabilities of $7.1 million and $5.3 million from amounts owed for transfer price and royalties as well as commercial and development activity reimbursements, as of December 31, 2024 and 2023, respectively.

Baylor Research Institute

In September 2012, the Company entered into a license agreement with Baylor Research Institute, or BRI. Under the terms of this license agreement, as amended, BRI exclusively licensed to the Company its territories for certain intellectual property related to Dojolvi for the treatment of LC-FAOD.

During the year ended December 31, 2022, the Company recorded $2.5 million for the attainment of a commercial milestone as a finite-lived intangible asset. The Company is obligated to make additional future payments of up to $7.5 million contingent upon attainment of various development and commercial milestones. Additionally, the Company pays BRI a mid- single-digit royalty on net sales of the licensed product in the licensed territories.

Regeneron

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30.0 million upfront payment. As of December 31, 2024 the Company has recognized an aggregate of $27.5 million for regulatory and sales milestones under the agreement, of which $15.0

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

million was achieved during the year ended December 31, 2024. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets. See "Note 5. Intangible Assets, net" for additional details. Going forward, the Company is obligated to pay Regeneron up to an aggregate of $35.5 million of future obligations for additional regulatory and sales milestones, if achieved. The Company may share in certain costs for global trials led by Regeneron and also received the right to opt into other potential indications. Additionally, the Company pays Regeneron a transfer price fee and royalties on certain revenues.

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company is the principal in sales transactions with the customer, the Company recognizes product sales and cost of sales in the period the related sales occur and the related revenue recognition criteria are met. Under the collaboration agreement, Regeneron supplies the product and charges the Company a transfer price from the low 20% range up to 40% on net sales, which is recognized as cost of sales in the Company’s Statement of Operations.

Under the collaboration agreement, Regeneron and the Company share certain development and commercialization costs. Regeneron also receives a transfer price and royalty on net product sales revenue which is recorded in cost of sales. These amounts were recognized in the Company’s Statements of Operations in connection with the collaboration agreement with Regeneron as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$(2,842)	$7,629	$7,258
Cost of sales	$8,030	$684	$—

The Company had collaboration payables for this arrangement included in accrued liabilities on the Consolidated Balance Sheets of $17.8 million and $10.6 million as of December 31, 2024 and December 31, 2023, respectively.

Saint Louis University

In November 2010, the Company entered into a license agreement with Saint Louis University, or SLU. Under the terms of this license agreement, SLU granted the Company an exclusive worldwide license to make, have made, use, import, offer for sale, and sell therapeutics related to SLU’s beta-glucuronidase product for use in the treatment of human diseases.

Under the license agreement, the Company is obligated to pay to SLU a low single-digit royalty on net sales of the licensed products in Europe and Japan, subject to certain potential deductions. The Company's obligation to pay royalties to SLU in these territories continues until the expiration of any orphan drug exclusivity.

Abeona

In May 2022, the Company announced an exclusive License Agreement for the AAV gene therapy for UX111 with Abeona for the treatment of MPS IIIA. Under the terms of the agreement, the Company assumed responsibility for the UX111 program and in return, the Company is obligated to pay tiered royalties of up to 10% on net sales and commercial milestone payments of up to $30.0 million contingent upon regulatory approval of the product. Additionally, the Company entered into an Assignment and Assumption Agreement with Abeona to transfer and assign to the Company the exclusive license agreement between Nationwide Children’s Hospital, or NCH, and Abeona for certain rights related to UX111. Under this agreement, the Company is obligated to pay up to $1.0 million contingent upon achievement of development and regulatory milestones as well as royalties in the low single-digits of net sales.

The Company paid Abeona $3.1 million for prior development and transition costs which were recorded as research and development expense for the year ended December 31, 2022.

Mereo

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab. Under the terms of the agreement, as amended, the Company will lead future global development of setrusumab in both pediatric and adult patients with OI. The Company was granted an exclusive license to develop and commercialize setrusumab in the U.S., Turkey, and the rest of the world, or the Ultragenyx Territory, excluding the EEA, UK, and Switzerland, or the Mereo Territory, where Mereo retains commercial rights. Each party will be responsible for post-marketing

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

commitments in their respective territories and Ultragenyx will be responsible for commercial supply in both the Ultragenyx Territory and Mereo Territory.

Upon the closing of the transactions under the License and Collaboration Agreement with Mereo in January 2021, the Company made a payment of $50.0 million to Mereo. To date, the Company has made payments totaling $9.0 million for regulatory milestones achieved. The Company is obligated to pay Mereo up to $245.0 million in future milestone payments, contingent upon the achievement of certain regulatory and commercial milestones. The Company pays for all global development costs and will pay a tiered double-digit percentage royalties to Mereo on net sales in the Ultragenyx Territory. Mereo will pay the Company a fixed double-digit percentage royalty on net sales in the Mereo Territory. If the Company receives and resells an FDA PRV in connection with a new drug application approval, Mereo is entitled to receive a portion of proceeds from the sale of the PRV or a cash payment from the Company, in the event the Company chooses to retain the PRV.

In December 2024, the Company entered into a manufacturing and supply agreement with Mereo where it is responsible for the supply of setrusumab to Mereo in the Mereo territory. Mereo is responsible to reimburse us for a portion of the manufacturing process development costs as well as future commercial supply costs.

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

For the year ended December 31, 2024, the Company recorded an offset to research and development expense of $0.9 million. For the year ended December 31, 2023, the Company recorded development costs of $9.0 million for the achievement of a clinical milestone recorded in research and development expense.

University of Pennsylvania

The Company has a research, collaboration, and license agreement with University of Pennsylvania School of Medicine, or Penn, which provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of certain indications. Under the agreement, Penn granted the Company an exclusive, worldwide license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each indication for the term of the agreement. The Company will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development, manufacturing and commercialization of each indication. The Company is obligated to make milestone payments of up to $5.0 million for each indication, if certain development milestones are achieved. The Company is also obligated to make milestone payments of up to $25.0 million per approved product, if certain commercial milestones are achieved, as well as low to mid- single-digit royalties on net sales of each licensed product.

REGENXBIO, Inc.

The Company has a license agreement with REGENXBIO, Inc., or REGENX, for an exclusive, sublicensable, worldwide commercial license under certain intellectual property for preclinical and clinical research and development, and commercialization of drug therapies using REGENX's licensed patents for the treatment of OTC deficiency and GSD1a. The Company will pay an annual fee and certain milestone fees per disease indication, low to mid- single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees owed by REGENX to its licensors, which are contingent upon the attainment of certain development activities as outlined in the agreement.

The Company also has an option and license agreement with REGENX under which the Company has an exclusive, sublicensable, worldwide license to make, have made, use, import, sell, and offer for sale licensed products to treat Wilson disease and CDKL5 deficiency. For each disease indication, the Company is obligated to pay a nominal annual maintenance fee and up to $9.0 million upon achievement of various milestones, as well as mid- to high single-digit royalties on net sales of licensed products and mid- single-digit to low double-digit percentage sublicenses fees, if any.

In March 2020, the Company entered into a license agreement with REGENX, for an exclusive, sublicensable, worldwide license to REGENX’s NAV AAV8 and AAV9 vectors for the development and commercialization of gene therapy treatments for a rare metabolic disorder. In return for these rights, the Company made an upfront payment of $7.0 million. The Company is obligated to pay nominal annual fees, milestone payments of up to $14.0 million contingent upon achievement, and royalties on any net sales of products incorporating the licensed intellectual property that range from a high single-digit to low double-digit royalty.

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

The Company also entered into a Stock Purchase Agreement and the Investor Agreement with Solid, pursuant to which the Company holds 521,719 shares of Solid's common stock. The Company’s investment in Solid is being accounted at fair value, as the fair value is readily determinable. The Company recorded the common stock investment at $26.8 million on the transaction date, which was based on the quoted market price on the closing date.

Although Solid is a VIE, the Company is not the primary beneficiary as it does not have the power to direct the activities that would most significantly impact the economic performance of Solid. Prior to the achievement of certain development milestones, all consideration paid to Solid represents rights to potential future benefits associated with Solid’s in-process research and development activities, which have not reached technological feasibility and have no alternative future use. Accordingly, the remaining $13.2 million of the total $40.0 million paid as consideration was attributed to the license rights obtained and was recorded as in-process research and development expense during the year ended December 31, 2020.

The changes in the fair value of the Company’s investment in Solid’s common stock were as follows (in thousands):

Solid Common Stock
December 31, 2022	$2,807
Change in fair value	397
December 31, 2023	3,204
Change in fair value	(1,115)
December 31, 2024	$2,089

Arcturus Therapeutics Holdings Inc.

The Company previously held an investment in shares of common stock from Arcturus Therapeutics Holdings Inc., or Arcturus, which was accounted at fair value, as the fair value was readily determinable. During the year ended December 31, 2022, the Company sold 500,000 shares of Arcturus common stock, at a weighted-average price of $20.39 per share. As of December 31, 2024 and 2023, the Company held no shares of Arcturus common stock.

The changes in the fair value of the Company’s equity investment in Arcturus were as follows (in thousands):

Arcturus Common Stock
December 31, 2021	$18,505
Change in fair value	(8,411)
Sale of shares	(10,094)
December 31, 2022	$—

10.
Leases

The Company leases office space and research, testing and manufacturing laboratory space in various facilities in Novato and Brisbane, California, in Somerville and Woburn, Massachusetts, and in certain foreign countries, under operating agreements expiring at various dates through 2029. Certain lease agreements include options for the Company to extend the lease for multiple renewal periods and provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases. None of these optional periods have been considered in the determination of the right-of-use lease asset or the lease liability for the leases as the Company did not consider it reasonably certain that it would exercise any such options. The Company recognizes lease expense on a straight-line basis over the non-cancelable term of its operating leases. The variable lease expense primarily consists of common area maintenance and other operating costs.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$11,985	$12,883	$11,775
Variable lease expense	5,893	5,272	4,785
Financing:
Amortization	—	203	343
Interest expense	—	—	37
Total	$17,878	$18,358	$16,940

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024, 2023, and 2022 was $16.1 million, $13.4 million, and $13.1 million, respectively, and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

Right-of-use lease assets were $25.5 million and $23.9 million as of December 31, 2024 and 2023, respectively, and were included in other non-current assets on the Consolidated Balance Sheets.

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2024:

Year Ending December 31,	Operating
2025	$13,831
2026	13,949
2027	9,019
2028	6,709
2029	5,589
Thereafter	467
Total future lease payments	49,564
Less: Amount representing interest	(9,225)
Present value of future lease payments	40,339
Less: Lease liabilities, current	(10,297)
Lease liabilities, non-current	$30,042

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. For the years ended December 31, 2024 and 2023, the weighted-average remaining operating lease terms were 4 years and 5 years, respectively, the weighted-average discount rates used to determine the lease liability for operating leases were 10.1% and 9.6%, respectively.

11.
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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to December 31, 2024

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

have been $99.3 million and $123.3 million, respectively. The Company’s effective annual interest rates were 6.2% and 7.5%, for RPI and OMERS, respectively, as of December 31, 2024.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2022	$365,189	$510,250	$875,439
Royalty revenue	(20,783)	(38,524)	(59,307)
Non-cash interest expense	32,235	43,200	75,435
December 31, 2023	376,641	514,926	891,567
Royalty revenue	(25,849)	(59,088)	(84,937)
Non-cash interest expense	23,747	39,294	63,041
December 31, 2024	$374,539	$495,132	$869,671

12.
Equity

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Cowen. No shares were sold under this agreement during the year ended December 31, 2024.

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

Underwritten Public Offering

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

The pre-funded warrants were classified as a component of permanent equity in the Company's Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of December 31, 2024, none of the pre-funded warrants had been exercised.

The table below summarizes pre-funded warrants activity:

Pre-funded warrants
As of December 31, 2022	—
Issuance of pre-funded warrants	1,666,722
As of December 31, 2023	1,666,722
Issuance of pre-funded warrants	1,538,501
As of December 31, 2024	3,205,223

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

13.
Stock-Based Awards

Equity Plan Awards

Under the terms of the Company's 2023 Incentive Plan, or 2023 Plan, and Employment Inducement Plan, or Inducement Plan, awards may be granted at an exercise price not less than fair market value. The exercise price of an option may not be less than the fair market value. The term of an award granted under the 2023 Plan and Inducement Plan may not exceed ten years. Typically, the vesting schedule for option grants to employees provides that 1/4 of the grant vests upon the first anniversary of the date of grant, with the remainder of the shares vesting monthly thereafter at a rate of 1/48 of the total shares subject to the option. Typically, the vesting schedule for RSU grants provides that 1/4 of the grant vests upon the annual anniversary of the date of grant over the period of four years.

Under the 2014 Employee Stock Purchase Plan, or ESPP, eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2024, the Company issued 200,539 shares of common stock under the ESPP.

The table below summarizes the Company's equity plans as of December 31, 2024:

Plan	Year of Adoption	Expiration Date, as Amended	Maximum Number of Shares Authorized	Shares Available for Future Issuance
Employment Inducement Plan	2021	February 3, 2031	1,200,000	211,628
2023 Incentive Plan(1)	2023	June 7, 2023	10,475,837	6,139,766
2014 Employee Stock Purchase Plan	2014	June 7, 2033	7,330,914	6,409,256
(1) Maximum number of shares authorized and shares available for future issuance under the 2023 Incentive Plan include 1,975,837 shares subject to the 2014 Incentive Plan cancelled after June 7, 2023.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding — December 31, 2023	8,787,712	$67.43	6	$7,558
Options granted	1,445,364	52.91
Options exercised	(124,536)	46.06
Options cancelled	(747,571)	66.68
Outstanding — December 31, 2024	9,360,969	65.54	6	1839
Vested and exercisable — December 31, 2024	6,360,538	71.27	5	729
Vested and expected to vest — December 31, 2024	9,096,200	65.95	6	1,742

The following table summarizes the Company's options exercised and vested for each of the periods indicated (in thousands except for weighted-average estimated fair value of options granted):

	Year Ended December 31,
	2024	2023	2022
Intrinsic value of options exercised	$862	$4,950	$2,552
Cash received from the exercise of options	$5,736	$2,743	$6,242
Weighted-average estimated fair value of options granted	$29.88	$25.53	$34.77
Estimated fair value of options vested	$53,838	$59,663	$58,677

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock.

Performance Stock Options

The following table summarizes activity under the Company’s Performance Stock Option, or PSO, plans and related information:

	PSOs Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2023	1,380,998	$67.37	3	$—
PSOs cancelled	(135,707)	67.37
Outstanding — December 31, 2024	1,245,291	67.37	2	—
Vested and exercisable — December 31, 2024	422,594	67.37	2	—
Vested and expected to vest — December 31, 2024	930,420	67.37	2	—

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2022, PSOs were granted to certain nonexecutive employees. PSOs are subject to vest only if specified operational milestones are achieved and the employees’ continued service with the Company. The Company uses the Black-Scholes method to calculate the fair value at the grant date and is recognizing stock-based compensation expense for the PSOs that are expected to vest. Stock-based compensation for PSOs is recognized over the service period, beginning in the period the Company determines it is probable that a milestone will be achieved. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of December 31, 2024, certain operational milestones were deemed probable of achievement. The aggregate intrinsic values of PSOs outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the PSOs and the fair value of the Company’s common stock. The total estimated grant date fair value of PSOs vested during the years ended December 31, 2024 and 2023, was $9.9 million and $3.4 million, respectively. No PSOs were granted or exercised during the years ended December 31, 2024 and 2023. The weighted-average estimated fair value of PSOs granted was $28.76 during the year ended December 31, 2022.

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units, or RSU, plans and related information:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2023	3,444,112	$55.21
RSUs granted	3,169,688	53.06
RSUs vested	(1,043,199)	59.92
RSUs cancelled	(400,654)	54.13
Unvested — December 31, 2024	5,169,947	53.22

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total grant date fair value of the RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $62.5 million, $54.6 million, and $47.1 million, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $54.0 million, $33.0 million, and $37.8 million, respectively.

Performance Stock Units

The following table summarizes activity under the Company’s Performance Stock Units, or PSUs and related information:

	PSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2023	506,106	$60.82
PSUs granted	274,484	62.60
PSUs vested	(47,464)	72.17
PSUs cancelled	(114,944)	68.07
Unvested — December 31, 2024	618,182	59.39

The fair value of the PSUs is determined on the grant date based on the fair value of the Company’s common stock, except for certain PSUs with a market vesting condition, for which fair value is estimated using a Monte Carlo simulation model. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria, including both performance conditions and market conditions. As of December 31, 2024, certain specified criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. The total grant date fair value of the PSUs vested during the years ended December 31, 2024, 2023, and 2022 was $3.4 million, $3.9 million, and $1.6 million, respectively, with an aggregate intrinsic value of the shares of $2.1 million, $1.3 million and $2.0 million, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$1,469	$1,166	$902
Research and development	86,616	74,531	74,464
Selling, general and administrative	69,971	59,516	55,002
Total stock-based compensation expense	$158,056	$135,213	$130,368

Stock-based compensation of $2.6 million, $1.9 million, and $2.2 million was capitalized into inventory for the years ended December 31, 2024, 2023, and 2022, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

As of December 31, 2024, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $256.8 million, which the Company expects to recognize over an estimated weighted-average period of 2 years. In determining the estimated fair value of the stock options, PSOs and ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (years)	6	6	6
Expected volatility	55%	55%	56%
Risk-free interest rate	4.2%	4.2%	2.0%
Expected dividend rate	0.0%	0.0%	0.0%

The fair value of PSOs granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2022
Expected term in years	4
Expected volatility	57%
Risk-free interest rate	1.5%
Expected dividend rate	0.0%

14.
Defined Contribution Plan

The Company sponsors a retirement plan in which substantially all of its full-time employees in the U.S. and certain other foreign countries are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company recorded $9.8 million, $9.7 million, and $9.0 million as expense related to the plan for the years ended December 31, 2024, 2023, and 2022, respectively.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

15.
Income Taxes

The components of the Company’s loss (income) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$564,072	$608,166	$703,411
Foreign	3,514	298	(1,686)
Total loss before income taxes	$567,586	$608,464	$701,725

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision for income taxes:
Federal	$—	$—	$—
State	224	(3,187)	6,062
International	2,745	3,127	1,274
Total current tax provision	2,969	(60)	7,336
Deferred tax provision:
Federal	—	—	—
State	—	(1,608)	(1,640)
International	(1,372)	(157)	—
Total deferred tax provision	(1,372)	(1,765)	(1,640)
Total provision for (benefit from) income taxes	$1,597	$(1,825)	$5,696

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and 15 tax years, respectively. Due to this required capitalization of research and development expenditures and the significant taxable income generated as a result of our sale of royalties in July 2022, the Company has recorded current state income tax expense of $6.1 million for the year ended December 31, 2022. For the year ended December 31, 2023, the Company recognized an income tax benefit of $4.8 million attributable to modifications in its state apportionment methodology, and then offset by an income tax expense of $3.0 million from foreign jurisdictions. For the year ended December 31, 2024, the Company recognized an income tax expense of $0.2 million for state tax, and income tax expense of $1.4 million from foreign jurisdictions.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—	0.8	(0.4)
Federal tax credits	10.8	7.3	5.9
Other	0.1	(0.7)	(0.1)
Nondeductible permanent items	(1.1)	(0.3)	(0.6)
Stock-based compensation	(1.6)	(1.8)	(1.2)
Uncertain tax positions	(2.0)	(1.4)	(1.2)
Change in valuation allowance	(27.1)	(24.1)	(24.0)
Foreign rate differential	(0.4)	(0.5)	(0.2)
Provision for income taxes	(0.3)%	0.3%	(0.8)%

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Loss carryforwards	$309,301	$266,253
Tax credits	369,988	305,198
Stock options	51,939	44,795
Accruals and reserves	32,140	27,694
Fixed assets and intangibles	32,391	33,853
Liabilities for sales of future royalties	196,664	205,400
Basis difference in equity investments	8,683	8,423
Capitalized research and development costs	211,969	149,898
Other	589	281
Gross deferred tax assets	1,213,664	1,041,795
Valuation allowance	(1,206,514)	(1,035,836)
Total deferred tax assets	7,150	5,959
Deferred tax liabilities:
In-process research and development	(30,058)	(30,688)
Right-of-use lease assets	(5,778)	(5,329)
Gross deferred tax liabilities	(35,836)	(36,017)
Net deferred tax liabilities	$(28,686)	$(30,058)

As of December 31, 2024 and 2023, the Company had approximately $1,190.5 million and $1,004.8 million, respectively, of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031. As of December 31, 2024 and 2023, the Company had approximately $744.4 million and $659.9 million, respectively, of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031.

As of December 31, 2024 and 2023, the Company had federal research tax credit carryforwards of approximately $45.1 million and $46.9 million, respectively, available to reduce future tax liabilities that will begin to expire in 2031. As of December 31, 2024 and 2023, the Company had state research credit carryforwards of $92.0 million and $74.4 million, respectively, available to reduce future tax liabilities that will be carried forward indefinitely.

As of December 31, 2024 and 2023, the Company had federal Orphan Drug Credits of $338.5 million and $269.6 million, respectively, available to reduce future tax liabilities that will begin to expire in 2031.

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

The valuation allowance increased by $170.7 million and $141.3 million during the years ended December 31, 2024 and 2023, respectively.

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits follows (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of year	$79,998	$66,794	$55,360
Additions based on tax positions related to current year	14,825	12,562	11,316
Additions for tax positions of prior years	2,173	642	377
Reductions for tax positions of prior years	—	—	(259)
Balance at end of year	$96,996	$79,998	$66,794

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Approximately $1.3 million in unrecognized tax benefits would impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. For the years ended December 31, 2024 and 2023, the Company recognized accrued interest and penalties of $0.1 million and $0.2 million, respectively, as a component of income tax expense. No accrued interest and penalties were recognized as a component of income tax expense during the year ended December 31, 2022. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next year.

It is the Company’s intention to reinvest the earnings of its non-U.S. subsidiaries in their operations. As of December 31, 2024, the Company had not made a provision for any incremental foreign withholding taxes on approximately $13.0 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount of withholding taxes.

The Company files income tax returns in the U.S. federal, 40 state tax jurisdictions, and ten foreign countries. The federal and state income tax returns from inception to December 31, 2024 remain subject to examination.

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

As of December 31, 2024, the aggregate payments under contractually-binding manufacturing and service agreements are as follows (in thousands):

	Year Ended December 31,
	2025	2026	Total
Manufacturing and Services	$33,842	$9,145	$42,987

The terms of certain of the Company’s licenses, royalties, development and collaboration agreements, as well as other research and development activities, require the Company to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in “Note 9. License and Research Agreements.”

See “Note 10. Leases” for lease commitments.

Contingencies

In the ordinary course of business, the Company may become party to various claims and complaints. See “Item 3. Legal Proceedings” for material legal proceedings the Company is aware of. The process of resolving matters through litigation or other means is inherently uncertain, however management does not believe that any ultimate liability resulting from any of these potential claims will have a material adverse effect on its results of operations, financial position, or liquidity.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

17.
Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, at the time also served as board members of the foundation, whereby an aggregate $1.0 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded $0.3 million, $0.3 million, and $0.3 million as research and development expense for this agreement for the years ended December 31, 2024, 2023, and 2022, respectively.

18.
Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2024, 2023, and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(569,183)	$(606,639)	$(707,421)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	90,538,118	73,543,862	69,914,225
Net loss per share, basic and diluted	$(6.29)	$(8.25)	$(10.12)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock, restricted stock units, and performance stock units	16,284,470	14,152,286	11,290,935
Employee stock purchase plan	7,790	8,450	7,581
	16,292,260	14,160,736	11,298,516

19.
Accumulated Other Comprehensive (Loss) Income

Total accumulated other comprehensive (loss) income consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Cumulative foreign currency translation adjustment	$(1,650)	$(606)
Unrealized gain (loss) on securities available-for-sale	1,007	1,253
Total accumulated other comprehensive (loss) income	$(643)	$647