Form 10-Q
period 2025-03-31
Ultragenyx Pharmaceutical Inc.
filed 2025-05-07
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 94,542,035 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as "aim," “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
stagnating or worsening business and economic conditions and increasing geopolitical instability, including inflationary pressures, general economic slowdown or a recession, high interest rates, foreign exchange rate volatility, financial institution instability, changes in tariff policy, and changes in monetary policy;
•
the impact of market conditions and volatility on unrealized gains or losses on our nonqualified deferred compensation plan investments and our financial results; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, outcomes, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$127,055	$173,729
Marketable debt securities	367,385	436,296
Accounts receivable, net	98,839	121,801
Inventory	46,031	45,007
Prepaid expenses and other assets	59,845	40,290
Total current assets	699,155	817,123
Property, plant, and equipment, net	260,906	265,929
Marketable debt securities	68,563	135,004
Intangible assets, net	176,524	178,314
Goodwill	44,406	44,406
Other assets	62,373	62,680
Total assets	$1,311,927	$1,503,456
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,450	$38,756
Accrued liabilities	173,007	240,973
Lease liabilities	10,487	10,297
Liabilities for sales of future royalties	57,376	49,847
Other liabilities	3,348	4,280
Total current liabilities	291,668	344,153
Lease liabilities	27,786	30,042
Deferred tax liabilities	30,058	30,058
Liabilities for sales of future royalties	794,046	819,824
Other liabilities	17,123	17,082
Total liabilities	1,160,681	1,241,159
Noncontrolling interest	7,000	7,000
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding in 2025 and in 2024	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; outstanding—93,903,785 in 2025 and 92,484,330 in 2024	94	92
Treasury stock, at cost, 162,344 in 2025 and 69,757 in 2024	(7,566)	(3,593)
Deferred compensation obligation	7,566	3,593
Additional paid-in capital	4,252,417	4,212,692
Accumulated other comprehensive loss	(341)	(643)
Accumulated deficit	(4,107,924)	(3,956,844)
Total stockholders’ equity	144,246	255,297
Total liabilities, noncontrolling interest and stockholders’ equity	$1,311,927	$1,503,456
(1)
The Company's Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, includes $12.4 million and $13.5 million, respectively, in cash and cash equivalents that can be used only to settle obligations of the consolidated variable interest entity. See Note 6.

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product sales	$91,507	$62,489
Royalty revenue	47,785	46,344
Total revenues	139,292	108,833
Operating expenses:
Cost of sales	28,662	17,533
Research and development	165,772	178,487
Selling, general and administrative	87,797	78,160
Total operating expenses	282,231	274,180
Loss from operations	(142,939)	(165,347)
Interest income	6,831	8,824
Change in fair value of equity investments	(157)	3,746
Non-cash interest expense on liabilities for sales of future royalties	(14,342)	(15,847)
Other income (expense)	837	(1,605)
Loss before income taxes	(149,770)	(170,229)
Provision for income taxes	(1,310)	(455)
Net loss	$(151,080)	$(170,684)
Net loss per share, basic and diluted	$(1.57)	$(2.03)
Shares used in computing net loss per share, basic and diluted	96,288,650	84,286,292

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(151,080)	$(170,684)
Other comprehensive income (loss):
Foreign currency translation adjustments	392	129
Unrealized loss on available-for-sale debt securities	(90)	(1,207)
Other comprehensive income (loss):	302	(1,078)
Total comprehensive loss	$(150,778)	$(171,762)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2024	92,484,330	$92	$4,212,692	$(643)	$(3,956,844)	$(3,593)	$3,593	$255,297
Stock-based compensation	—	—	39,570	—	—	—	—	39,570
Issuance of common stock under equity plan awards, net of tax	1,419,455	2	155	—	—	—	—	157
Deferred compensation	—	—	—	—	—	(3,973)	3,973	—
Other comprehensive income	—	—	—	302	—	—	—	302
Net loss	—	—	—	—	(151,080)	—	—	(151,080)
Balance as of March 31, 2025	93,903,785	$94	$4,252,417	$(341)	$(4,107,924)	$(7,566)	$7,566	$144,246

Balance as of December 31, 2023	82,315,590	$82	$3,662,346	$647	$(3,387,661)	$(432)	$432	$275,414
Stock-based compensation	—	—	36,671	—	—	—	—	36,671
Issuance of common stock under equity plan awards, net of tax	778,447	1	(60)	—	—	—	—	(59)
Deferred compensation	—	—	—	—	—	(2,900)	2,900	-
Other comprehensive loss	—	—	—	(1,078)	—	—	—	(1,078)
Net loss	—	—	—	—	(170,684)	—	—	(170,684)
Balance as of March 31, 2024	83,094,037	$83	$3,698,957	$(431)	$(3,558,345)	$(3,332)	$3,332	$140,264

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(151,080)	$(170,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	39,917	36,926
Amortization of discount on marketable debt securities, net	(1,733)	(3,756)
Depreciation and amortization	8,990	8,845
Change in fair value of equity investments	157	(3,746)
Non-cash royalty revenue	(19,187)	(18,063)
Non-cash interest expense on liabilities for sales of future royalties	14,342	15,847
Other	(1,248)	(77)
Changes in operating assets and liabilities:
Accounts receivable	10,062	(24,908)
Inventory	(763)	(2,124)
Prepaid expenses and other assets	(17,478)	6,553
Accounts payable, accrued, and other liabilities	(48,454)	(35,540)
Net cash used in operating activities	(166,475)	(190,727)
Investing activities:
Purchase of property, plant, and equipment	(1,324)	(3,211)
Purchase of marketable debt securities	—	(21,928)
Proceeds from sale of marketable debt securities	92	2,845
Proceeds from maturities of marketable debt securities	136,902	128,794
Payments for intangible asset	(15,000)	(10,000)
Other	(780)	(2,065)
Net cash provided by investing activities	119,890	94,435
Financing activities:
Proceeds from the issuance of common stock under equity plan awards, net of tax	157	(58)
Net cash provided by (used in) financing activities	157	(58)
Effect of exchange rate changes on cash	1,448	(679)
Net decrease in cash, cash equivalents and restricted cash	(44,980)	(97,029)
Cash, cash equivalents and restricted cash at beginning of period	184,159	219,399
Cash, cash equivalents and restricted cash at end of period	$139,179	$122,370

Supplemental disclosures of non-cash information:
Stock-based compensation capitalized into ending inventory	$2,999	$2,786
Costs of property, plant and equipment included in accounts payable, accrued, and other liabilities	$1,566	$1,280

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

The Company has sustained operating losses and expects such annual losses to continue in the near term. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through March 31, 2025, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company consolidates any variable interest entity, or VIE, for which it is the primary beneficiary.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim

Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 19, 2025, or Annual Report, with the United States Securities and Exchange Commission, or the SEC.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

Segment Reporting

The Company operates as one reportable segment relating to the research, development and commercialization of its products. The segment derives its current revenues from its four commercially approved products.

The Company’s Chief Operating Decision Maker, or CODM, is the Company's Chief Executive Officer. The CODM manages the Company’s operations on an integrated basis for the purpose of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues and total expenses and makes decisions using this information on a consolidated basis.

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

	March 31,
	2025	2024
Cash and cash equivalents	$127,055	$112,250
Restricted cash included in other current assets	8,477	6,304
Restricted cash included in other non-current assets	3,647	3,816
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$139,179	$122,370

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk for the three months ended March 31, 2025 and 2024.

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

The Company utilizes certain information from its collaboration partners to record collaboration revenue, including revenue from the sale of the product, associated reserves on revenue, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses. The Company also records royalty revenues under certain of the Company’s license or collaboration agreements in exchange for the license of intellectual property.

As described in “Note 8. Liabilities for Sales of Future Royalties”, for certain royalty payments from net sales of Crysvita in applicable territories that were sold to RPI and OMERS, the Company records the royalty revenue on a prospective basis as non-cash royalty revenue in the Condensed Consolidated Statements of Operations over the term of the applicable arrangement.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures requiring public entities to disclose disaggregated information about their effective tax rate reconciliation and additional information about income taxes paid. Disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

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

3. Financial Instruments

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$64,245	$—	$—	$64,245
Time deposits	—	10,000	—	10,000
Corporate bonds	—	325,902	—	325,902
Asset-backed securities	—	51	—	51
U.S. Government Treasury and agency securities	—	109,995	—	109,995
Investment in Solid common stock	1,932	—	—	1,932
Deferred compensation assets	—	16,416	—	16,416
Total financial assets	$66,177	$462,364	$—	$528,541

Financial Liabilities:
Deferred compensation liabilities	$—	$16,813	$—	$16,813

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$113,894	$—	$—	$113,894
Time deposits	—	10,000	—	10,000
Corporate bonds	—	391,731	—	391,731
Commercial paper	—	21,194	—	21,194
Asset-backed securities	—	143	—	143
U.S. Government Treasury and agency securities	—	158,814	—	158,814
Investment in Solid common stock	2,089	—	—	2,089
Deferred compensation assets	—	15,337	—	15,337
Total financial assets	$115,983	$597,219	$—	$713,202

Financial Liabilities:
Deferred compensation liabilities	$—	$15,756	$—	$15,756

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	March 31, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$64,245	$—	$—	$64,245
Certificates of deposit and time deposits	10,000	—	—	10,000
Corporate bonds	325,210	734	(42)	325,902
Asset-backed securities	51	—	—	51
U.S. Government Treasury and agency securities	109,770	225	—	109,995
Total	$509,276	$959	$(42)	$510,193

	December 31, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$113,894	$—	$—	$113,894
Time deposits	10,000	—	—	10,000
Corporate bonds	391,124	809	(202)	391,731
Commercial paper	21,194	—	—	21,194
Asset-backed securities	143	—	—	143
U.S. Government Treasury and agency securities	158,414	404	(4)	158,814
Total	$694,769	$1,213	$(206)	$695,776

At March 31, 2025, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable debt securities with unrealized losses at March 31, 2025 have been in a loss position for less than 12 months or the loss is not material and is temporary in nature.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Work-in-process	$22,913	$21,967
Finished goods	23,118	23,040
Total inventory	$46,031	$45,007

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and clinical study expenses	$15,490	$24,437
Payroll and related expenses	58,265	94,021
Revenue related reserves	39,721	33,344
Manufacturing and related expenses	38,981	25,143
Commercial and development milestones	—	45,000
Other	20,550	19,028
Total accrued liabilities	$173,007	$240,973

5. Revenue

The following table disaggregates total revenues from external customers by product sales and royalty revenue (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Product sales:
Crysvita	$55,080	$36,241
Dojolvi	17,009	16,362
Evkeeza	11,031	3,275
Mepsevii	8,387	6,611
Total product sales	91,507	62,489
Crysvita royalty revenue	47,785	46,344
Total revenues	$139,292	$108,833

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended
	March 31,
	2025	2024
North America	$57,792	$57,682
Latin America	54,888	35,178
Europe, Middle East, and Africa	23,327	15,973
Asia-Pacific	3,285	—
Total revenues	$139,292	$108,833

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 41% and 70% of the total accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively. A separate customer accounted for 17% and 4% of the total accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively.

6. Investment in Amlogenyx. Inc.

In July 2024, the Company contributed certain intellectual property rights to Amlogenyx Inc., or Amlogenyx, a subsidiary of the Company, and received 9.0 million shares of common stock of Amlogenyx. A third-party investor along with one of its affiliated entities, and the Company each contributed $7.0 million to Amlogenyx and in exchange, each received approximately 1.6 million shares of series seed preferred stock of Amlogenyx. The purpose of Amlogenyx is to pursue the application of the Company’s novel adeno-associated virus, or AAV, gene therapy to treat beta-amyloid disorders and related neurodegenerative diseases.

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

As of March 31, 2025 and December 31, 2024, the Condensed Consolidated Balance Sheets included assets of Amlogenyx of $12.5 million and $13.5 million, and liabilities of Amlogenyx of $0.2 million and $0.1 million, respectively. The assets primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Condensed Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the three months ended March 31, 2025 are as follows:

Noncontrolling Interest
As of December 31, 2023	$—
Issuance of equity from noncontrolling interest	7,000
As of December 31, 2024	$7,000
Changes and adjustments	—
As of March 31, 2025	$7,000

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

Product Sales Revenue for Latin America and Türkiye

The Company is responsible for commercializing Crysvita in Latin America and Türkiye. The Company is considered the principal in these territories as the Company controls the product before it is transferred to the customer. Accordingly, the Company records revenue on a gross basis for the sale of Crysvita once the product is delivered and the risk and title of the product is transferred to the distributor. In Türkiye, KKC has the option to assume responsibility for commercialization efforts.

Transfer Price and Royalties on Product Sales Revenue

Under the collaboration agreement, KKC manufactures and supplies Crysvita, which is purchased by the Company for sales in Latin America and Türkiye. KKC charges the Company a transfer price of 30% of net sales for supply of product to Latin America. The Company also pays to KKC a low single-digit royalty on net sales in Latin America.

Collaboration and Royalty Revenue for Sales in the Profit-Share Territory

The Company and KKC shared commercial responsibilities and profits in the Profit-Share Territory until April 2023. Under the collaboration agreement, KKC manufactured and supplied Crysvita for commercial use in the Profit-Share Territory and charged the Company a transfer price of 30% of net sales in 2023. The remaining profit or loss after supply costs from commercializing products in the Profit-Share Territory was shared between the Company and KKC on a 50/50 basis until April 2023. In April 2023, commercialization responsibilities for Crysvita in the Profit-Share Territory transitioned to KKC. Thereafter, the Company is entitled to receive a tiered double-digit revenue share from the mid-20% range up to a maximum rate of 30%.

The parties subsequently agreed that the Company would have the right to continue to support KKC in commercial field activities in the U.S. through January 31, 2025, as amended. After January 31, 2025, the Company’s rights to promote Crysvita in the U.S. are limited to medical geneticists and the Company solely bears its expenses for the promotion of Crysvita in the Profit-Share Territory.

During the prior profit-share period, as KKC was the principal in the sale transaction with the customer, the Company recognized a pro-rata share of collaboration revenue, net of transfer pricing, in the period the sale occurred. The Company concluded that its portion of KKC’s sales in the Profit-Share Territory prior to April 2023 was analogous to a royalty and therefore recorded its share as collaboration revenue, similar to a royalty. Starting in April 2023, the Company began to record royalty revenue in the period the underlying sales occurred.

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap, beginning in April 2023, as further described in “Note 8. Liabilities for Sales of Future Royalties.”

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

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales	$55,080	$36,241
Revenue in Profit-Share Territory:
Royalty revenue	28,597	28,281
Non-cash royalty revenue	12,256	12,121
Total revenue in Profit-Share Territory	40,853	40,402
Non-cash royalty revenue in European Territory	6,932	5,942
Total Crysvita revenue	$102,865	$82,585

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

	Three Months Ended March 31,
	2025	2024
Research and development	$(299)	$(893)
Selling, general and administrative	(1,342)	(1,262)
Cost of sales	18,705	11,077

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $40.8 million and $85.4 million from profit-share revenue and royalties, other receivables of $2.4 million and $1.8 million recorded in other current assets, and accrued liabilities of $18.9 million and $7.1 million from amounts owed for transfer price and royalties as well as commercial and development activity reimbursements, as of March 31, 2025 and December 31, 2024, respectively.

Regeneron

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30.0 million upfront payment. As of March 31, 2025, the Company has recognized an aggregate of $27.5 million for regulatory and sales milestones under the agreement. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets. Going forward, the Company is obligated to pay Regeneron up to an aggregate of $35.5 million of future obligations for additional regulatory and sales milestones, if achieved. The Company may share in certain costs for global trials led by Regeneron. Additionally, the Company pays Regeneron a transfer price fee and royalties on certain revenues.

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

Under the collaboration agreement, Regeneron and the Company share certain development and commercialization costs. Regeneron also receives a transfer price and royalty on net product sales revenue which is recorded in cost of sales. These amounts were recognized in the Company’s Condensed Consolidated Statements of Operations in connection with the collaboration agreement with Regeneron as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$160	$551
Cost of sales	2,758	820

The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $2.5 million and $17.8 million as of March 31, 2025 and December 31, 2024, respectively.

Mereo

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab. Under the terms of the agreement, as amended, the Company will lead future global development of setrusumab in both pediatric and adult patients with OI. The Company was granted an exclusive license to develop and commercialize setrusumab in the U.S., Türkiye, and the rest of the world, or the Ultragenyx Territory, excluding the EEA, United Kingdom, and Switzerland, or the Mereo Territory, where Mereo retains commercial rights. Each party will be responsible for post-marketing commitments in their respective territories and Ultragenyx will be responsible for commercial supply in both the Ultragenyx Territory and Mereo Territory.

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

In December 2024, the Company entered into a manufacturing and supply agreement with Mereo where it is responsible for the supply of setrusumab to Mereo in the Mereo territory. Mereo is responsible for reimbursing us for a portion of the manufacturing process development costs as well as future commercial supply costs.

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

For the three months ended March 31, 2025 and 2024, the Company recorded offsets to research and development expense under this arrangement of $0.7 million and nil, respectively.

The Company had receivables from Mereo in the amount of $1.6 million and $0.9 million, recorded in other current assets and accrued liabilities of $0.1 million and $0.1 million for development activity reimbursements, as of March 31, 2025 and December 31, 2024, respectively.

GeneTx Biotherapeutics LLC

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

As part of the Company's acquisition of GeneTx, the Company assumed a License Agreement with Texas A&M University, or TAMU. To date, the Company recognized an aggregate of $0.5 million for clinical milestones under the TAMU agreement, and have in aggregate up to $23.0 million of future obligations for various future milestones and a nominal annual license fee that may increase up to a maximum of $2.0 million. The Company will also pay mid-single-digit percentage royalties based on licensed product annual net sales. As of March 31, 2025 and December 31, 2024, the Company had nil and $0.5 million, respectively, in collaboration payables under this arrangement.

Prior to the achievement of certain development and regulatory milestones, amounts paid towards the milestones are classified as in-process research and development expense, as the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three months ended March 31, 2025 as compared to those disclosed in "Note 9. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

As described in the Annual Report, the Company holds an equity interest in Solid in connection with its collaboration arrangement. The changes in the fair value of the Company’s equity investment in the common stock of Solid were as follows (in thousands):

Common stock
As of December 31, 2023	$3,204
Change in fair value	(1,115)
As of December 31, 2024	2,089
Change in fair value	(157)
As of March 31, 2025	$1,932

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Condensed Consolidated Statements of

Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to March 31, 2025 have been $106.2 million and $135.5 million, respectively. The Company’s effective annual interest rates were 5.4% and 7.5%, for RPI and OMERS, respectively, as of March 31, 2025.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2023	$376,641	$514,926	$891,567
Royalty revenue	(25,849)	(59,088)	(84,937)
Non-cash interest expense	23,747	39,294	63,041
December 31, 2024	374,539	495,132	869,671
Royalty revenue	(6,932)	(25,659)	(32,591)
Non-cash interest expense	5,086	9,256	14,342
March 31, 2025	$372,693	$478,729	$851,422

9. Stock-Based Awards

As of March 31, 2025, there were 3,235,021 shares available under the 2023 Incentive Plan, 6,409,256 shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 205,258 shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$503	$416
Research and development	20,806	20,541
Selling, general and administrative	18,601	15,977
Total stock-based compensation expense	$39,910	$36,934

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock, restricted stock units, and performance stock units	16,678,554	15,056,294
Employee stock purchase plan	110,625	110,146
	16,789,179	15,166,440

11. Equity

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Cowen. As of March 31, 2025, no shares have been sold under this agreement.

12. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, at the time also served as board members of the foundation, whereby an aggregate $1.0 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded nil and $0.3 million as research and development expense for this agreement for the three months ended March 31, 2025 and 2024, respectively. A total of $0.8 million has been recorded as research and development expense for this agreement to date.

13. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Foreign currency translation adjustments	$(1,258)	$(1,650)
Unrealized gain on available-for-sale securities	917	1,007
Total accumulated other comprehensive loss	$(341)	$(643)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes in Item 1 and with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, or Annual Report.

Overview

Ultragenyx Pharmaceutical Inc., we or the Company, is a biopharmaceutical company committed to bringing novel products to patients for the treatment of serious rare and ultra-rare genetic diseases. We have built a diverse portfolio of approved therapies and product candidates aimed at addressing diseases with high unmet medical need and clear biology for treatment, for which there are typically no approved therapies treating the underlying disease.

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

Evkeeza for the treatment of Homozygous Familial Hypercholesterolemia, or HoFH

Evkeeza is a fully human monoclonal antibody administered by IV, that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism, developed for the treatment of HoFH, a rare inherited condition. HoFH occurs when two copies of the genes causing familial hypercholesterolemia are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of low-density lipoprotein-cholesterol, or LDL-C, which is bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. Evkeeza is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals, or Regeneron. It is also approved in the European Economic Area, or EEA, Brazil, Mexico, and Japan as a first-in-class therapy for use together with diet and other LDL-C lowering therapies. In these regions, Evkeeza is generally approved to treat adults and adolescents aged five years and older with clinical HoFH. There are approximately 3,000 to 5,000 patients with HoFH in the developed world outside of the U.S.

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

UX701 (rivunatpagene miziparvovec) for the treatment of Wilson Disease

UX701 is an AAV type 9 gene therapy, administered by a one-time IV infusion that is designed to deliver a truncated form of the ATP7B gene. UX701 is being developed for the treatment of patients with Wilson disease, which affects approximately 50,000 patients in the developed world. UX701 has received Orphan Drug Designation in the U.S. and in the EU. UX701 has received a Fast Track Designation from the FDA.

Recent Program Updates

UX143 for the treatment of OI

In January 2025, we announced that the Phase 3 Orbit study is progressing to the second interim analysis expected in mid-2025. Patients in the Cosmic study also continue to be treated with either setrusumab or IV-BP therapy and will be evaluated in parallel with the second Orbit interim analysis in mid-2025. If Orbit progresses to full study completion in the fourth quarter of 2025, Cosmic will also continue to a data readout, to align with the Orbit readout without spending alpha at a mid-year interim assessment.

GTX-102 for the treatment of Angelman Syndrome

We are currently randomizing and dosing patients in Aspire, the 48-week Phase 3 study of GTX-102. Approximately 120 patients, between four and 17 years of age, with a genetically confirmed diagnosis of full maternal UBE3A gene deletion will be enrolled and randomized 1:1 to the GTX-102 or sham comparator group. The primary endpoint will be improvement in cognition assessed by Bayley-4 cognitive raw score, and the key secondary endpoint will be the Multi-domain Responder Index (MDRI) across the five domains of cognition, receptive communication, behavior, gross motor function, and sleep. We expect to complete enrollment for the Phase 3 study in the second half of 2025.

UX111 for the treatment of MPS IIIA

In February 2025, the FDA granted Priority Review to the previously submitted BLA for UX111 with a Prescription Drug User Fee Act, or PDUFA, action date of August 18, 2025.

DTX401 for the treatment of GSDIa

In May 2024, we previously disclosed that the Phase 3 GlucoGene study for the treatment of patients aged eight years and older with GSDIa achieved its primary endpoint, demonstrating that treatment with DTX401 resulted in a statistically significant and clinically meaningful reduction in daily cornstarch intake compared with placebo at Week 48. At Week 48, patients entered a 48-week Crossover Period where patients previously treated with placebo were treated with DTX401. In May 2025 we announced data from this Crossover Period, that demonstrated greater reductions in total daily cornstarch were observed in both the ongoing DTX401 group (-60%) with a mean follow-up of 120 weeks and the Crossover Placebo to DTX401 group (-64%) with a mean duration on therapy with DTX401 of 69 weeks. As of the data cut-off, glycemic control was maintained in participants treated with DTX401 despite significant reductions in daily cornstarch intake. DTX401 has demonstrated a consistent and acceptable safety profile with no new safety signals identified as of the data cut-off.

These results will be included as part of a BLA submission expected in mid-2025.

DTX301 for the treatment of OTC deficiency

In February 2025, we announced enrollment had been completed in the Phase 3 Enh3ance study of DTX301 for the treatment of OTC deficiency with a total of 37 patients randomized 1:1 to DTX301 or placebo. The co-primary endpoints are the percentage of patients who achieve a response as measured by the change in 24-hour plasma ammonia levels and discontinuation or reduction ammonia-scavenger medications and protein-restricted diet. Based on an amended protocol, the change in 24-hour ammonia levels will be measured through Week 36, after which the study would unblind and patients will be followed for a total of up to 64 weeks to determine the complete responders able to move safely to both ammonia-scavenger medications and protein-restricted diet control.

UX701 for the treatment of Wilson disease

In May 2025, we announced enrollment had begun in Cohort 4 of the ongoing, dose-finding, stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During Stage 1, the safety and efficacy of UX701 is being evaluated across four, sequential dosing cohorts (Cohort 1: 5.0 x 10^12 GC/kg: Cohort 2: 1.0 x 10^13 GC/kg: Cohort 3: 2.0 x 10^13 GC/kg and Cohort 4: 4.0 x 10^13 GC/kg). We expect to enroll five patients in Cohort 4 who will receive immunomodulation therapy with rituximab and tacrolimus, in addition to the prophylactic oral corticosteroid regimen patients in Cohorts 1 through 3 received, prior to being dosed with UX701. Enrollment in Cohort 4 is expected to complete in the second half of 2025.

The pivotal, Stage 2 protocol was amended to a 52-week, randomized, open-label, active-controlled design, evaluating the safety and efficacy of UX701 following dose selection in Stage 1. The Stage 2 primary endpoints include comparisons between the UX701 and active control groups of change in 24-hour urinary copper from Baseline at Week 52 and percent reduction in standard of care medication by Week 52.

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

We have incurred net losses in each year since inception. Our net losses were $151.1 million and $170.7million for the three months ended March 31, 2025 and 2024, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $139.3 million and $108.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase in revenue was largely driven by an increase in demand for our approved products.

As of March 31, 2025, we had $563.0 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three months ended March 31, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024:

Revenue (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Product sales:
Crysvita	$55,080	$36,241	$18,839	52%
Dojolvi	17,009	16,362	647	4%
Evkeeza	11,031	3,275	7,756	237%
Mepsevii	8,387	6,611	1,776	27%
Total product sales	91,507	62,489	29,018	46%
Crysvita royalty revenue	47,785	46,344	1,441	3%
Total revenues	$139,292	$108,833	$30,459	28%

Our product sales increased by $29.0 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase is primarily due to an increase in demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, the launch of Evkeeza in Japan and several markets in Europe, Middle East and Africa territories, or EMEA, and the continued increase in demand for our other approved products.

Our Crysvita royalty revenue increased by $1.4 million for the three months ended March 31, 2025 as compared to the same period in 2024.

Cost of Sales (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Cost of sales	$28,662	$17,533	$11,129	63%

Cost of sales increased by $11.1 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase in cost of sales was due to an increase in demand for our approved products, primarily Crysvita in Latin America and Evkeeza in EMEA and Japan.

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

The following table provides a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$7,829	$15,048	$(7,219)	-48%
DTX401	17,948	18,339	(391)	-2%
UX701	5,737	11,801	(6,064)	-51%
UX111	11,341	6,070	5,271	87%
CMC costs	(442)	1,417	(1,859)	-131%
Total gene therapy programs	42,413	52,675	(10,262)	-19%
Biologic and nucleic acid programs
GTX102	15,988	11,295	4,693	42%
UX053	—	472	(472)	-100%
UX143	20,312	24,120	(3,808)	-16%
Total biologic and nucleic acid programs	36,300	35,887	413	1%
Translational research	10,176	15,690	(5,514)	-35%
Approved products	8,558	10,028	(1,470)	-15%
Infrastructure	22,947	20,882	2,065	10%
Stock-based compensation	20,806	20,541	265	1%
Other research and development	24,572	22,784	1,788	8%
Total research and development expenses	$165,772	$178,487	$(12,715)	-7%

Total research and development expenses decreased by $12.7 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in research and development expenses was primarily due to:

•
for gene therapy programs, a decrease of $10.3 million, primarily due to the timing of the UX701 manufacturing runs and the recognition of contract manufacturing costs for DTX301 for the three months ended March 31, 2024 which did not recur for the three months ended March 31, 2025, partially offset by an increase in UX111 manufacturing costs in preparation for commercial launch;
•
for biologic and nucleic acid programs, an increase of $0.4 million, primarily related to the continued clinical progress of the GTX102 program and associated clinical development and manufacturing expenses, partially offset by a reduction in development expense on UX143;
•
for translational research, a decrease of $5.5 million, primarily related to a decrease in manufacturing expense for IND-stage projects;
•
for approved products, a decrease of $1.5 million for the three months ended March 31, 2025, primarily due to reduced compassionate use costs for Dojolvi;
•
for infrastructure, an increase of $2.1 million, primarily related to the allocation of certain staffing costs; and
•
for other research and development expenses, an increase of $1.8 million, primarily related to increased staffing to support internal manufacturing, and administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Selling, general and administrative	$87,797	$78,160	$9,637	12%

Selling, general and administrative expenses increased by $9.6 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to higher employee compensation costs as well as the recognition of reimbursement for a cost share arrangement that impacted selling, general and administrative expenses for the three months ended March 31, 2024, which did not recur during the three months ended March 31, 2025.

We expect annual selling, general and administrative expenses to increase in the future as we continue to support our existing approved products, multiple clinical-stage product candidates, and planned launches of additional products.

Interest Income (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Interest income	$6,831	$8,824	$(1,993)	-23%

Interest income decreased by $2.0 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to lower marketable debt securities balances.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Change in fair value of equity investments	$(157)	$3,746	$(3,903)	*
* not meaningful

For the three months ended March 31, 2025 and 2024, we recorded a net decrease of $0.2 million and a net increase of $3.7 million, respectively, in the fair value of our equity investments due to unrealized loss and gain, respectively, on our investment in Solid Biosciences Inc., or Solid, common stock.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(14,342)	$(15,847)	$1,505	-9%

The non-cash interest expense on liabilities for sales of future royalties decreased by $1.5 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a reduction in total royalty obligation balances as a result of increased royalties generated from our collaboration partner, KKC. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Other income (expense)	$837	$(1,605)	$2,442	-152%

Other income increased by $2.4 million for the three months ended March 31, 2025, compared to the same period in 2024. These changes were primarily due to fluctuations to our exposures in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
Provision for income taxes	$(1,310)	$(455)	$(855)	188%

The provision for incomes taxes increased by $0.9 million for the three months ended March 31, 2025, compared to the same period in 2024.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of March 31, 2025, we had $563.0 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next 12 months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In June 2024, we completed an underwritten public offering for the sale of shares of common stock and pre-funded warrants. The total proceeds that we received from the offering were $381.0 million, net of underwriting discounts and commissions.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Cowen. As of March 31, 2025 no shares have been sold under this agreement.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(166,475)	$(190,727)
Cash provided by investing activities	119,890	94,435
Cash provided by (used in) financing activities	157	(58)
Effect of exchange rate changes on cash	1,448	(679)
Net decrease in cash, cash equivalents and restricted cash	$(44,980)	$(97,029)

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

Cash used in operating activities for the three months ended March 31, 2025 was $166.5 million and primarily reflected a net loss of $151.1 million, partially offset by non-cash items of $41.2 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable debt securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $56.6 million, primarily due to a net decrease in accounts payable, accrued and other liabilities primarily due to the payout of the 2024 annual bonuses and decreases in accrued collaboration for payment of a milestone to a collaboration partner of $30.0 million as well as an increase in prepaid manufacturing expense, partially offset by a decrease in accounts receivable related to timing of orders and collections.

Cash used in operating activities for the three months ended March 31, 2024 was $190.7 million and primarily reflected a net loss of $170.7 million, partially offset by non-cash items of $36.0 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable debt securities, the change in fair value of equity investments, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $56.0 million, primarily due to an increase in accounts receivable primarily related to an increase in sales of our approved products and timing of when orders were received, partially offset by a net decrease in accounts payable, accrued and other liabilities primarily due to the payout of the 2023 annual bonuses and decreases in accrued collaboration for the payment of a regulatory milestone to a collaboration partner.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2025 was $119.9 million and was primarily related to $137.0 million from net activities in marketable debt securities, partially offset by the payment to a collaboration partner of $15.0 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash provided by investing activities for the three months ended March 31, 2024 was $94.4 million and was primarily related to $109.7 million from net activities in marketable debt securities, partially offset by the payment to a collaboration partner of $10.0 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $0.2 million.

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

Future minimum lease payments under non-cancellable leases as of March 31, 2025, were approximately $46.6 million, of which $13.9 million is due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of March 31, 2025, we had obligations of approximately $97.2 million, of which $84.9 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2025, we had cash, cash equivalents, and marketable debt securities totaling $563.0 million, compared to $745.0 million as of December 31, 2024, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of March 31, 2025 or December 31, 2024. To date, we have not experienced a loss of principal on any of our investments and as of March 31, 2025, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro-economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three months ended March 31, 2025, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of March 31, 2025. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Navinta LLC, Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., Esjay Pharma Private Limited and Esjay Pharma LLC

On September 26, 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta LLC, or Navinta, Aurobindo Pharma Limited, or Aurobindo, and Esjay Pharma LLC, or Esjay, in the United States District Court for the District of New Jersey. The suit is in response to notices from Navinta, Aurobindo, and Esjay concerning the filing of Abbreviated New Drug Applications, or ANDAs, with the FDA, seeking FDA approval to market a generic version of Dojolvi® (triheptanoin) along with Paragraph IV certifications which allege that one Orange Book-listed patent covering Dojolvi is invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the proposed generic product. The filing of the suit triggers a stay preventing the FDA from granting the ANDAs final approval, which stay extends to December 30, 2027 (i.e., the date that is seven and one-half years from the June 30, 2020 approval of Dojolvi). We intend to vigorously defend our intellectual property. In addition to the issued patents for Dojolvi listed in the Orange Book, we own a pending patent application relating to certain pharmaceutical compositions of triheptanoin, including Dojolvi, that would be expected to expire in 2034 upon an issuance. Dojolvi is also protected in the U.S. by regulatory exclusivity until 2025 and orphan drug exclusivity for the treatment of pediatric and adult patients with molecularly confirmed long-chain fatty acid oxidation disorders (LC-FAOD) until 2027.

Aurobindo and Navinta answered the complaint in December 2024. Esjay filed a motion to dismiss the suit in December 2024. We filed an opposition to Esjay’s motion to dismiss in January 2025. In April 2025, Navinta filed a motion for judgment on the pleadings, which we opposed in May 2025.

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

Catalent filed its response, which included a motion to dismiss the fraud claim alleged in the suit, in December2024. We filed an amended complaint in reply to Catalent’s response in February 2025. Catalent moved to dismiss the amended complaint in March 2025. We filed our opposition to Catalent’s motion to dismiss in May 2025.

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
•
The loss of, or failure to supply by, any of our single-source suppliers for our drug substance and drug product could adversely affect our business.
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

As of March 31, 2025, our available cash, cash equivalents, and marketable debt securities were $563.0 million. We may need additional capital to continue to commercialize our products, and to develop, obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of the current macroeconomic conditions, including changing interest rates, inflation and market instability arising from increasing political and trade tensions. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transactions with Royalty Pharma and OMERS or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

To obtain regulatory approval in the U.S. and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies (including good clinical practices), commercial sales, pricing, and distribution of our product candidates, as described in “Item 1. Business – Government Regulation” of our annual report. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, positions of the regulatory agencies on study design and/or endpoints, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will be denied. On January 20, 2025, the U.S. President signed an executive order creating an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. There have been widespread layoffs across various governmental agencies, including at the FDA, and other employees, including senior leaders at certain agencies, have resigned in response to the reforms, the full impact of which is unclear at this time. In addition, there is uncertainty around the funding, functioning and policy priorities of various governmental agencies, including the FDA. Disruptions or changes in how the FDA operates due to these policies could result in delays in FDA review or approval of our product candidate applications. Further, applications for our product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval, for several other reasons, including but not limited to the following:

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

As described in “Item 1. Business – Government Regulation” of our Annual Report, we seek Fast Track, Breakthrough Therapy designation, RMAT designation, PRIME scheme access or Priority Review designation for our product candidates if supported by the results of clinical trials. Designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product is within the discretion of the relevant regulatory agency. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Fast Track product, Breakthrough Therapy, RMAT, PRIME, or Priority Review product, the agency may disagree and instead determine not to make such designation. The receipt of such a designation for a product candidate also may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure that the product will ultimately be approved by the regulatory authority. In addition, regarding Fast Track products and Breakthrough Therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a Fast Track product, RMAT, or a Breakthrough Therapy or, for Priority Review products, decide that period for FDA review or approval will not be shortened. Furthermore, with respect to PRIME designation by the EMA, PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, commercialization responsibilities for Crysvita in the U.S. and Canada transitioned from us to KKC in April 2023. KKC also has the sole right to commercialize Crysvita in Europe and, at certain specified times, in Türkiye, subject to certain rights retained. A substantial portion of our total revenue has been based on revenue from Crysvita, including royalty revenue we receive from KKC for sales of the product in the U.S. and Canada. The commercial success of Crysvita in territories in which KKC owns commercialization responsibilities, such as in the U.S. and Canada depends on, among other things, the efforts and allocation of resources of KKC in those territories, which we do not control. KKC has no obligation under the collaboration agreement to use diligent efforts to commercialize Crysvita in those territories. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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

As we currently lack the resources and the full capability to manufacture all of our products and product candidates on a clinical or commercial scale, we rely on third parties to manufacture, store and distribute our products and product candidates. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See the risk factor above entitled “- Even if we obtain regulatory approval for our product candidates, our products remain subject to regulatory scrutiny.” Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent or mitigate a possible disruption of the manufacture of the materials necessary to produce our products and product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our products and product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our products and product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our products and product candidates, if approved. For example, deteriorating economic conditions and political instability in certain Latin American countries and in Türkiye continue to cause us to experience significant delays in receiving approval for reimbursement for our products and consequently impact our product commercialization timelines in such regions. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise. In addition, we do not know the reimbursement rates until we are ready to market the product and we actually negotiate the rates.

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

During the year ended December 31, 2024, Navinta, Aurobindo, and Esjay filed ANDAs for generic versions of Dojolvi. We have filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay in the United States District Court for the District of New Jersey in response to the notices. See “Item 1. Legal Proceedings” above for a description of our suit. We cannot predict the outcome of our suit, nor can we predict whether there will be additional ANDA filings for Dojolvi.

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

Competitors have in the past and may in the future infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. For example, in September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay. See “ Item 1. Legal Proceedings” above for more information regarding our suit. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded intangible assets related to our licenses for Dojolvi and Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through March 31, 2025.

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

Our business strategy includes international expansion. We currently conduct clinical studies and regulatory activities and we also commercialize products outside of the U.S. An increasing portion of our revenues are based on our international operations, which exposes us to increased financial risks such as longer payment cycles, additional or more burdensome regulatory requirements of financial institutions outside of the U.S. and exposure to foreign currency exchange rate. We may implement currency hedges intended to reduce our exposure to changes in certain foreign currency exchange rates. However, our hedging strategies, if implemented, may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. Further, we sell products in countries that face economic volatility and weakness. Although we have historically collected receivables from customers in those countries, continued weakness or additional deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenues would be adversely affected. Changes in policy with respect to sanctions or tariffs, including tariffs imposed by the U.S. on imports from most countries, and related retaliatory tariffs on U.S. goods, could also increase our costs or adversely impact our revenues. Although these tariffs do not currently include pharmaceutical products, the current Presidential Administration has threatened imposing such tariffs and there can be no assurance that future tariffs or other governmental trade actions will not impact pharmaceutical products or the active ingredients or materials used in such products, which could significantly and adversely impact our operations and revenue.

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
•
general market, macroeconomic conditions or geopolitical developments, changing interest rates, inflation, and market instability arising from increasing political and trade tensions;
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

Pursuant to our 2023 Incentive Plan, as amended, or the 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2025, there were 3,235,021 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, as amended, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2025, there were 6,409,256 shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was amended in July 2024, or the Inducement Plan, with a maximum of 1,200,000 shares available for grant under the plan. At March 31, 2025, there were 205,258 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have been, and may in the future become, party to lawsuits including, without limitation, actions, claims and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property, and employment matters and policies, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, we have been defending a lawsuit filed in the U.S. District Court for the District of Maryland by the Estate of Henrietta Lacks alleging unjust enrichment arising from our receipt and use of HeLa cells. See also "Item 1. Legal Proceedings” above. The expense of defending against such claims or litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such claims or lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

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

Companies across all industries are facing increasing scrutiny relating to their Environmental, Social and Governance, or ESG, practices and disclosures and institutional and individual investors are increasingly using ESG screening criteria in making investment decisions. Investors and other stakeholders’ expectations and standards for ESG practices are varied and evolving, and may be inconsistent with our practices. It is not possible for our ESG practices to satisfy all investors and stakeholders, and our reputation, our ability to attract or retain employees or our attractiveness as an investment could be negatively impacted. Further, investors who are focused on ESG matters may seek enhanced ESG disclosures or to implement policies adverse to our business, and there can be no assurances that stockholders will not advocate, via proxy contests, media campaigns or other public or private means, for us to make corporate governance changes or engage in certain corporate actions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention and access to capital. In addition, our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025 the following directors and Section 16 officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date Adopted	Aggregate Number of Shares of Common Stock to be Sold (Subject to Certain Conditions)	Plan End Date
Karah Parschauer, EVP, Chief Legal Officer and Corporate Affairs	March 11, 2025	Up to 54,601 shares	March 3, 2026
Emil D. Kakkis, M.D., Ph.D. President and CEO, Director	March 14, 2025	Up to 100,000 shares	March 17, 2026

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Second Amended and Restated Bylaws	8-K	12/23/2023	3.1
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Form of Pre-Funded Warrant	8-K	6/17/2024	4.1
10.1#	Form of Performance Stock Unit Agreement (2025)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

# Indicates management contract or compensatory plan

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 6, 2025	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: May 6, 2025	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)