Form 10-Q
period 2025-06-30
Ultragenyx Pharmaceutical Inc.
filed 2025-08-06
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 96,371,643 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

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
•
our ability to address comments in the Complete Response Letter, or CRL, related to UX111 to the satisfaction of the FDA and the timing and outcome of any resubmission of the Biologics License Application, or BLA;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$176,306	$173,729
Marketable debt securities	311,279	436,296
Accounts receivable, net	124,464	121,801
Inventory	46,498	45,007
Prepaid expenses and other assets	61,241	40,290
Total current assets	719,788	817,123
Property, plant, and equipment, net	255,763	265,929
Marketable debt securities	51,454	135,004
Intangible assets, net	174,733	178,314
Goodwill	44,406	44,406
Other assets	60,121	62,680
Total assets	$1,306,265	$1,503,456
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,242	$38,756
Accrued liabilities	180,792	240,973
Lease liabilities	11,766	10,297
Liabilities for sales of future royalties	63,863	49,847
Other liabilities	2,581	4,280
Total current liabilities	293,244	344,153
Lease liabilities	24,531	30,042
Deferred tax liabilities	30,058	30,058
Liabilities for sales of future royalties	782,748	819,824
Other liabilities	17,398	17,082
Total liabilities	1,147,979	1,241,159
Noncontrolling interest	7,000	7,000
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding in 2025 and in 2024	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; outstanding—96,353,634 in 2025 and 92,484,330 in 2024	96	92
Treasury stock, at cost, 173,034 in 2025 and 69,757 in 2024	(7,991)	(3,593)
Deferred compensation obligation	7,991	3,593
Additional paid-in capital	4,374,333	4,212,692
Accumulated other comprehensive loss	(268)	(643)
Accumulated deficit	(4,222,875)	(3,956,844)
Total stockholders’ equity	151,286	255,297
Total liabilities, noncontrolling interest and stockholders’ equity	$1,306,265	$1,503,456
(1)
The Company's Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024, includes $10.2 million and $13.5 million, respectively, in cash and cash equivalents that can be used only to settle obligations of the consolidated variable interest entity. See Note 6.

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales	$80,817	$73,805	$172,324	$136,294
Royalty revenue	85,679	73,221	133,464	119,565
Total revenues	166,496	147,026	305,788	255,859
Operating expenses:
Cost of sales	23,002	21,280	51,664	38,813
Research and development	164,736	161,503	330,508	339,990
Selling, general and administrative	86,646	80,604	174,443	158,764
Total operating expenses	274,384	263,387	556,615	537,567
Loss from operations	(107,888)	(116,361)	(250,827)	(281,708)
Interest income	5,794	7,401	12,625	16,225
Change in fair value of equity investments	(9)	(3,991)	(166)	(245)
Non-cash interest expense on liabilities for sales of future royalties	(14,041)	(15,960)	(28,383)	(31,807)
Other income (expense)	2,140	(1,829)	2,977	(3,434)
Loss before income taxes	(114,004)	(130,740)	(263,774)	(300,969)
Provision for income taxes	(947)	(858)	(2,257)	(1,313)
Net loss	$(114,951)	$(131,598)	$(266,031)	$(302,282)
Net loss per share, basic and diluted	$(1.17)	$(1.52)	$(2.73)	$(3.54)
Shares used in computing net loss per share, basic and diluted	98,460,445	86,580,516	97,381,745	85,433,443

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(114,951)	$(131,598)	$(266,031)	$(302,282)
Other comprehensive income (loss):
Foreign currency translation adjustments	415	(219)	807	(90)
Unrealized loss on available-for-sale debt securities	(342)	(445)	(432)	(1,652)
Other comprehensive income (loss):	73	(664)	375	(1,742)
Total comprehensive loss	$(114,878)	$(132,262)	$(265,656)	$(304,024)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of March 31, 2025	93,903,785	$94	$4,252,417	$(341)	$(4,107,924)	$(7,566)	$7,566	$144,246
Issuance of common stock in connection with at-the-market offering, net	2,217,138	2	79,726	—	—	—	—	79,728
Stock-based compensation	—	—	38,269	—	—	—	—	38,269
Issuance of common stock under equity plan awards, net of tax	232,711	—	3,921	—	—	—	—	3,921
Deferred compensation	—	—	—	—	—	(425)	425	—
Other comprehensive income	—	—	—	73	—	—	—	73
Net loss	—	—	—	—	(114,951)	—	—	(114,951)
Balance as of June 30, 2025	96,353,634	$96	$4,374,333	$(268)	$(4,222,875)	$(7,991)	$7,991	$151,286

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2024	92,484,330	$92	$4,212,692	$(643)	$(3,956,844)	$(3,593)	$3,593	$255,297
Issuance of common stock in connection with at-the-market offering, net	2,217,138	2	79,726	—	—	—	—	79,728
Stock-based compensation	—	—	77,839	—	—	—	—	77,839
Issuance of common stock under equity plan awards, net of tax	1,652,166	2	4,076	—	—	—	—	4,078
Deferred compensation	—	—	—	—	—	(4,398)	4,398	—
Other comprehensive income	—	—	—	375	—	—	—	375
Net loss	—	—	—	—	(266,031)	—	—	(266,031)
Balance as of June 30, 2025	96,353,634	$96	$4,374,333	$(268)	$(4,222,875)	$(7,991)	$7,991	$151,286

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of March 31, 2024	83,094,037	$83	$3,698,957	$(431)	$(3,558,345)	$(3,332)	$3,332	$140,264
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,782,051	9	380,857	—	—	—	—	380,866
Stock-based compensation	—	—	39,476	—	—	—	—	39,476
Issuance of common stock under equity plan awards, net of tax	259,296	—	4,074	—	—	—	—	4,074
Deferred compensation	—	—	—	—	—	(63)	63	—
Other comprehensive loss	—	—	—	(664)	—	—	—	(664)
Net loss	—	—	—	—	(131,598)	—	—	(131,598)
Balance as of June 30, 2024	92,135,384	$92	$4,123,364	$(1,095)	$(3,689,943)	$(3,395)	$3,395	$432,418

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2023	82,315,590	$82	$3,662,346	$647	$(3,387,661)	$(432)	$432	$275,414
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,782,051	9	380,857	—	—	—	—	380,866
Stock-based compensation	—	—	76,147	—	—	—	—	76,147
Issuance of common stock under equity plan awards, net of tax	1,037,743	1	4,014	—	—	—	—	4,015
Deferred compensation	—	—	—	—	—	(2,963)	2,963	—
Other comprehensive loss	—	—	—	(1,742)	—	—	—	(1,742)
Net loss	—	—	—	—	(302,282)	—	—	(302,282)
Balance as of June 30, 2024	92,135,384	$92	$4,123,364	$(1,095)	$(3,689,943)	$(3,395)	$3,395	$432,418

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(266,031)	$(302,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	78,446	76,297
Amortization of discount on marketable debt securities, net	(2,780)	(6,703)
Depreciation and amortization	17,609	17,707
Non-cash royalty revenue	(49,508)	(44,352)
Non-cash interest expense on liabilities for sales of future royalties	28,383	31,807
Other	(2,420)	(503)
Changes in operating assets and liabilities:
Accounts receivable	(2,591)	(22,750)
Inventory	(555)	(6,251)
Prepaid expenses and other assets	(17,165)	(449)
Accounts payable, accrued, and other liabilities	(58,136)	(10,211)
Net cash used in operating activities	(274,748)	(267,690)
Investing activities:
Purchase of property, plant, and equipment	(3,784)	(5,220)
Purchase of marketable debt securities	(15,503)	(25,301)
Proceeds from sale of marketable debt securities	143	3,022
Proceeds from maturities of marketable debt securities	226,297	197,104
Payments for intangible asset	(15,000)	(12,500)
Other	(1,088)	(2,106)
Net cash provided by investing activities	191,065	154,999
Financing activities:
Proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	—	380,866
Proceeds from the issuance of common stock in connection with at-the-market offering, net	79,728	—
Proceeds from the issuance of common stock under equity plan awards, net of tax	4,078	4,015
Net cash provided by financing activities	83,806	384,881
Effect of exchange rate changes on cash	4,362	(1,327)
Net increase in cash, cash equivalents and restricted cash	4,485	270,863
Cash, cash equivalents and restricted cash at beginning of period	184,159	219,399
Cash, cash equivalents and restricted cash at end of period	$188,644	$490,262

Supplemental disclosures of non-cash information:
Stock-based compensation capitalized into ending inventory	$2,810	$3,004
Costs of property, plant and equipment included in accounts payable, accrued, and other liabilities	$1,022	$899

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
•
UX143, which is subject to the Company’s collaboration agreement with Mereo BioPharma 3, or Mereo, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with Osteogenesis Imperfecta, or OI;
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

The Company has sustained operating losses and expects such annual losses to continue in the near term. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through June 30, 2025, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	June 30,
	2025	2024
Cash and cash equivalents	$176,306	$480,693
Restricted cash included in other current assets	9,035	6,172
Restricted cash included in other non-current assets	3,303	3,397
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$188,644	$490,262

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk for the three and six months ended June 30, 2025 and 2024.

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

Recently Enacted Tax Legislation

The One Big Beautiful Bill Act, or OBBBA, was enacted in the U.S. in July 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. The Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets. As such, it does not anticipate the OBBBA will have a material impact on its income tax provision in the near term. However, the Company is currently evaluating the legislation’s potential impact on its tax attributes, including net operating loss carryforwards and tax credits, and on its Condensed Consolidated Financial Statements.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$106,529	$—	$—	$106,529
Time deposits	—	10,000	—	10,000
Corporate bonds	—	288,273	—	288,273
Commercial paper	—	300	—	300
U.S. Government Treasury and agency securities	—	74,460	—	74,460
Investment in Solid common stock	2,543	—	—	2,543
Deferred compensation assets	—	16,816	—	16,816
Total financial assets	$109,072	$389,849	$—	$498,921

Financial Liabilities:
Deferred compensation liabilities	$—	$17,177	$—	$17,177

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$113,894	$—	$—	$113,894
Time deposits	—	10,000	—	10,000
Corporate bonds	—	391,731	—	391,731
Commercial paper	—	21,194	—	21,194
Asset-backed securities	—	143	—	143
U.S. Government Treasury and agency securities	—	158,814	—	158,814
Investment in Solid common stock	2,089	—	—	2,089
Deferred compensation assets	—	15,337	—	15,337
Total financial assets	$115,983	$597,219	$—	$713,202

Financial Liabilities:
Deferred compensation liabilities	$—	$15,756	$—	$15,756

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	June 30, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$106,529	$—	$—	$106,529
Time deposits	10,000	—	—	10,000
Corporate bonds	287,803	524	(54)	288,273
Commercial paper	300	—	—	300
U.S. Government Treasury and agency securities	74,355	105	—	74,460
Total	$478,987	$629	$(54)	$479,562

	December 31, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$113,894	$—	$—	$113,894
Time deposits	10,000	—	—	10,000
Corporate bonds	391,124	809	(202)	391,731
Commercial paper	21,194	—	—	21,194
Asset-backed securities	143	—	—	143
U.S. Government Treasury and agency securities	158,414	404	(4)	158,814
Total	$694,769	$1,213	$(206)	$695,776

As of June 30, 2025, the remaining contractual maturities of available-for-sale securities were less than three years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable debt securities with unrealized losses as of June 30, 2025 have been in a loss position for less than 12 months or the loss is not material and is temporary in nature.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Work-in-process	$19,755	$21,967
Finished goods	26,743	23,040
Total inventory	$46,498	$45,007

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and clinical study expenses	$19,895	$24,437
Payroll and related expenses	61,060	94,021
Revenue related reserves	47,978	33,344
Manufacturing and related expenses	30,995	25,143
Commercial and development milestones	—	45,000
Other	20,864	19,028
Total accrued liabilities	$180,792	$240,973

5. Revenue

The following table disaggregates total revenues from external customers by product sales and royalty revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product sales:
Crysvita	$34,727	$40,449	$89,807	$76,690
Dojolvi	23,207	19,355	40,216	35,717
Evkeeza	14,573	7,856	25,604	11,131
Mepsevii	8,310	6,145	16,697	12,756
Total product sales	80,817	73,805	172,324	136,294
Crysvita royalty revenue	85,679	73,221	133,464	119,565
Total revenues	$166,496	$147,026	$305,788	$255,859

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
North America	$102,926	$88,889	$160,718	$146,571
Latin America	32,967	38,929	87,855	74,107
Europe, Middle East, and Africa	26,403	16,157	49,730	32,130
Asia-Pacific	4,200	3,051	7,485	3,051
Total revenues	$166,496	$147,026	$305,788	$255,859

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 63% and 70% of the total accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively.

6. Investment in Amlogenyx Inc.

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

As of June 30, 2025 and December 31, 2024, the Condensed Consolidated Balance Sheets included assets of Amlogenyx of $10.3 million and $13.5 million, and liabilities of Amlogenyx of $0.4 million and $0.1 million, respectively. The assets primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Condensed Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the six months ended June 30, 2025 are as follows (in thousands):

Noncontrolling Interest
As of December 31, 2023	$—
Issuance of equity from noncontrolling interest	7,000
As of December 31, 2024	$7,000
Changes and adjustments	—
As of June 30, 2025	$7,000

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

The parties subsequently agreed that the Company had the right to continue to support KKC in commercial field activities in the U.S. through January 31, 2025. After January 31, 2025, the Company’s rights to promote Crysvita in the U.S. are limited to medical geneticists and the Company solely bears its expenses for the promotion of Crysvita in the Profit-Share Territory.

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

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales	$34,727	$40,449	$89,807	$76,690
Revenue in Profit-Share Territory:
Royalty revenue	55,358	46,932	83,955	75,213
Non-cash royalty revenue	23,725	20,113	35,981	32,234
Total revenue in Profit-Share Territory	79,083	67,045	119,936	107,447
Non-cash royalty revenue in European Territory	6,596	6,176	13,528	12,118
Total Crysvita revenue	$120,406	$113,670	$223,271	$196,255

Development Activities

In the field of orphan diseases, except for ongoing studies being conducted by KKC, the Company was the lead party for development activities in the Profit-Share Territory and in the European Territory until the applicable transition date. The Company shared the costs for development activities in the Profit-Share Territory and the European Territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which was the transition date for the Profit-Share Territory, KKC became the lead party and became responsible for the costs of the subsequent development activities. However, the Company continues to equally share in the costs of the studies with KKC that commenced prior to the applicable transition date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$(927)	$(1,045)	$(2,269)	$(1,938)
Selling, general and administrative	—	(1,024)	(299)	(2,286)
Cost of sales	11,924	12,626	30,629	23,703

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $79.0 million and $85.4 million from profit-share revenue and royalties, other receivables of $0.9 million and $1.8 million recorded in other current assets, and accrued liabilities of $9.9 million and $7.1 million from amounts owed for transfer price and royalties as well as commercial and development activity reimbursements, as of June 30, 2025 and December 31, 2024, respectively.

Regeneron

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30.0 million upfront payment. As of June 30, 2025, the Company has recognized an aggregate of $27.5 million for regulatory and sales milestones under the agreement. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets. Going forward, the Company is obligated to pay Regeneron up to an aggregate of $35.5 million of future obligations for additional regulatory and sales milestones, if achieved. The Company may share in certain costs for global trials led by Regeneron. Additionally, the Company pays Regeneron a transfer price fee and royalties on certain revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$69	$(3,308)	$229	$(2,758)
Cost of sales	2,641	1,960	4,713	2,780

The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $2.9 million and $17.8 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company recorded offsets to research and development expense under this arrangement of $1.8 million and nil for the three months ended June 30, 2025 and 2024, respectively, and $2.4 million and nil for the six months ended June 30, 2025 and 2024, respectively.

The Company had receivables from Mereo in the amount of $2.0 million and $0.9 million, recorded in other current assets and accrued liabilities of nil and $0.1 million for development activity reimbursements, as of June 30, 2025 and December 31, 2024, respectively.

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

As part of the Company's acquisition of GeneTx, the Company assumed a License Agreement with Texas A&M University, or TAMU. To date, the Company recognized an aggregate of $0.5 million for clinical milestones under the TAMU agreement, and have in aggregate up to $23.0 million of future obligations for various future milestones and a nominal annual license fee that may increase up to a maximum of $2.0 million. The Company will also pay mid-single-digit percentage royalties based on licensed product annual net sales. As of June 30, 2025 and December 31, 2024, the Company had nil and $0.5 million, respectively, in collaboration payables under this arrangement.

Prior to the achievement of certain development and regulatory milestones, amounts paid towards the milestones are classified as in-process research and development expense, as the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three and six months ended June 30, 2025 as compared to those disclosed in "Note 9. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

As described in the Annual Report, the Company holds an equity interest in Solid in connection with its collaboration arrangement. The changes in the fair value of the Company’s equity investment in the common stock of Solid were as follows (in thousands):

Common stock
As of December 31, 2023	$3,204
Change in fair value	(1,115)
As of December 31, 2024	2,089
Change in fair value	454
As of June 30, 2025	$2,543

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

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to June 30,

2025 have been $112.8 million and $159.3 million, respectively. The Company’s effective annual interest rates were 5.4% and 7.5%, for RPI and OMERS, respectively, as of June 30, 2025.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2023	$376,641	$514,926	$891,567
Royalty revenue	(25,849)	(59,088)	(84,937)
Non-cash interest expense	23,747	39,294	63,041
December 31, 2024	374,539	495,132	869,671
Royalty revenue	(13,528)	(37,915)	(51,443)
Non-cash interest expense	10,161	18,222	28,383
June 30, 2025	$371,172	$475,439	$846,611

9. Stock-Based Awards

As of June 30, 2025, there were 3,906,974 shares available under the 2023 Incentive Plan, 6,290,812 shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 109,696 shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$420	$269	$923	$685
Research and development	21,420	21,674	42,226	42,215
Selling, general and administrative	16,775	17,420	35,376	33,397
Total stock-based compensation expense	$38,615	$39,363	$78,525	$76,297

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock, restricted stock units, and performance stock units	17,364,770	16,992,495	17,021,469	16,031,785
Employee stock purchase plan	27,734	24,405	13,943	12,002
	17,392,504	17,016,900	17,035,412	16,043,787

11. Equity

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Cowen. The Company sold 2,217,138 shares under the ATM for net proceeds of $79.7 million during the three and six months ended June 30, 2025.

12. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, at the time also served as board members of the foundation, whereby an aggregate $1.0 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded a total of $0.3 million as research and development expense for the three and six months ended June 30, 2025, and nil and $0.3 million, respectively, for the three and six months ended June 30, 2024, respectively. A total of $1.0 million has been recorded as research and development expense for this agreement to date.

13. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Foreign currency translation adjustments	$(843)	$(1,650)
Unrealized gain on available-for-sale securities	575	1,007
Total accumulated other comprehensive loss	$(268)	$(643)

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

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, AAV gene therapy, and nucleic acid product candidates. The following table summarizes our approved products and pipeline of clinical product candidates:

Products	Description	Indication	Phase 1	Phase 2	Phase 3	Approved
Biologics						
Crysvita® (burosumab)[1]	Fully human monoclonal antibody	XLH				
Crysvita® (burosumab)[1]	Fully human monoclonal antibody	TIO				
Mepsevii® (vestronidase alfa)	Enzyme replacement	MPSVII				
Evkeeza® (evinacumab)[2]	Fully human monoclonal antibody	HoFH				
UX143 (setrusumab)[3]	Fully human monoclonal antibody	OI				
Small Molecules						
Dojolvi® (triheptanoin)	Substrate replacement	LC-FAOD				
AAV Gene Therapy						
UX111 (rebisufligene etisparvovec)	AAV9 Gene Therapy	MPS IIIA				
DTX401 (pariglasgene brecaparvovec)	AAV8 Gene Therapy	GSDIa				
DTX301 (avalotcagene ontaparvovec)	AAV8 Gene Therapy	OTC				
UX701 (rivunatpagene miziparvovec)	AAV9 Gene Therapy	Wilson				
Nucleic Acid						
GTX-102 (apazunersen)	Antisense Oligonucleotide	Angelman Syndrome				

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

Clinical Product Candidates

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

UX143 is a fully human monoclonal antibody administered by IV that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. UX143 is being developed for the treatment of OI, or brittle bone disease, which is caused by variants in the COL1A1 or COL1A2 genes, leading to either reduced or abnormal collagen and changes in bone metabolism. There are an estimated 60,000 patients in the developed world affected by OI. UX143 has received orphan drug designation from the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, Rare Pediatric Disease designation and Breakthrough Therapy Designation from the FDA, and was accepted into the EMA’s Priority Medicines, or PRIME, program. UX143 is subject to our collaboration agreement with Mereo and is the lead clinical asset in our bone endocrinology franchise.

GTX-102 (apazunersen) for the treatment of Angelman Syndrome

GTX-102 is an antisense oligonucleotide, or ASO, administered by intrathecal injection that inhibits expression of the paternal UBE3A antisense. GTX-102 is being developed for the treatment of Angelman syndrome, a debilitating and rare neurogenetic disorder caused by loss-of-function of the maternally inherited allele of the UBE3A gene. There are an estimated 60,000 patients in the developed world affected by Angelman syndrome. GTX-102 has received Breakthrough Therapy Designation, Fast Track Designation, Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA and has been accepted into the EMA’s PRIME program.

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

Recent Program Updates

UX143 for the treatment of OI

In July 2025, we announced that the Phase 3 Orbit study is progressing to the final analysis expected around the end of 2025. In their review of the data at the second interim analysis for Orbit, the Data Monitoring Committee, or the DMC, informed us that UX143 demonstrated an acceptable safety profile and that we should continue the study to the final analysis. Patients in the Cosmic study also continue to be treated with either setrusumab or IV-BP therapy and will be evaluated in parallel with the final Orbit analysis around the end of the year.

GTX-102 for the treatment of Angelman Syndrome

In July 2025, we announced that all patients in the 48-week Phase 3 Aspire study have been enrolled. In total, 129 patients, between four and 17 years of age, with a genetically confirmed diagnosis of full maternal UBE3A gene deletion were enrolled and randomized 1:1 to the GTX-102 or the sham comparator group. The primary endpoint will be improvement in cognition assessed by

Bayley-4 cognitive raw score, and the key secondary endpoint will be the Multi-domain Responder Index (MDRI) across the five domains of cognition, receptive communication, behavior, gross motor function, and sleep.

The Phase 2/3 Aurora study, which will evaluate GTX-102 in other Angelman syndrome genotypes and ages, is expected to initiate in the second half of 2025.

UX111 for the treatment of MPS IIIA

In July 2025, we announced receiving a Complete Response Letter, or CRL, from the FDA for UX111. The CRL cited specific chemistry, manufacturing and controls, or CMC, related observations that we expect to be readily addressable, related to facilities and processes, and are not directly related to the quality of the product. We will be working with the FDA over the next few months to resolve the observations. Once resolution is achieved with the FDA, we expect to resubmit the BLA and anticipate up to a six-month review period to follow the resubmission.

Clinical review had been ongoing and the FDA acknowledged that the neurodevelopmental outcome data provided are robust and the biomarker data provide additional supportive evidence. The CRL did not note any review issues related to the clinical data package nor clinical inspections, and asked that updated clinical data from current patients be included in the resubmission.

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

These results will be included as part of a BLA submission which is now expected in the fourth quarter of 2025.

DTX301 for the treatment of OTC deficiency

In February 2025, we announced enrollment had been completed in the Phase 3 Enh3ance study of DTX301 for the treatment of OTC deficiency with a total of 37 patients randomized 1:1 to DTX301 or placebo. The co-primary endpoints are (i) the percentage of patients who achieve a response as measured by the change in 24-hour plasma ammonia levels and (ii) discontinuation or reduction ammonia-scavenger medications and protein-restricted diet. Based on an amended protocol, the change in 24-hour ammonia levels will be measured through Week 36, after which the study will unblind and patients will be followed for a total of up to 64 weeks to determine the complete responders able to move safely to both ammonia-scavenger medications and protein-restricted diet control.

UX701 for the treatment of Wilson disease

Enrollment is on track in Cohort 4 of the ongoing, dose-finding, stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During Stage 1, the safety and efficacy of UX701 is being evaluated across four, sequential dosing cohorts (Cohort 1; 5.0 x 10^12 GC/kg; Cohort 2: 1.0 x 10^13 GC/kg: Cohort 3; 2.0 x 10^13 GC/kg and Cohort 4; 4.0 x 10^13 GC/kg). Enrollment in Cohort 4 is expected to be completed in the second half of 2025.

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

We have incurred net losses in each year since inception. Our net losses were $115.0 million and $266.0 million for the three and six months ended June 30, 2025, respectively, and $131.6 million and $302.3 million for the three and six months ended June 30, 2024, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $166.5 million and $305.8 million for the three and six months ended June 30, 2025, and $147.0 million and $255.9 million for the three and six months ended June 30, 2024, respectively. The increase in revenue was largely driven by an increase in demand for our approved products.

As of June 30, 2025, we had $539.0 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the six months ended June 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024:

Revenue (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Product sales:
Crysvita	$34,727	$40,449	$(5,722)	-14%
Dojolvi	23,207	19,355	3,852	20%
Evkeeza	14,573	7,856	6,717	86%
Mepsevii	8,310	6,145	2,165	35%
Total product sales	80,817	73,805	7,012	10%
Crysvita royalty revenue	85,679	73,221	12,458	17%
Total revenues	$166,496	$147,026	$19,470	13%

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Product sales:
Crysvita	$89,807	$76,690	$13,117	17%
Dojolvi	40,216	35,717	4,499	13%
Evkeeza	25,604	11,131	14,473	130%
Mepsevii	16,697	12,756	3,941	31%
Total product sales	172,324	136,294	36,030	26%
Crysvita royalty revenue	133,464	119,565	13,899	12%
Total revenues	$305,788	$255,859	$49,929	20%

Our product sales increased by $7.0 million and $36.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase for the three months ended June 30, 2025 was primarily due to continued progress of the launch of Evkeeza in Japan and in several markets in Europe, Middle East and Africa territories, or EMEA, and the continued increase in demand for our other approved products, partially offset by a decrease in Crysvita product revenue related to timing of orders in Latin America. The increase for the six months ended June 30, 2025 is primarily due to continued progress of the launch of Evkeeza in Japan and several markets in EMEA and an increase in demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, and the continued increase in demand for our other approved products.

Our Crysvita royalty revenue increased by $12.5 million and $13.9 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to an increase in the number of reimbursed patients on therapy.

Cost of Sales (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Cost of sales	$23,002	$21,280	$1,722	8%

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Cost of sales	$51,664	$38,813	$12,851	33%

Cost of sales increased by $1.7 million and $12.9 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase for the three months ended June 30, 2025 was primarily due to an increase in demand for our approved products, partially offset by a decrease related to timing of Crysvita orders in Latin America. The increase in cost of sales for the six months ended June 30, 2025 was primarily due to an increase in demand for Crysvita in Latin America and Evkeeza in EMEA and Japan, and the continued increase in demand for our other approved products.

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

The following tables provide a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$6,585	$8,386	$(1,801)	-21%
DTX401	14,031	19,770	(5,739)	-29%
UX701	11,690	9,385	2,305	25%
UX111	15,238	8,406	6,832	81%
CMC costs	3,263	1,169	2,094	179%
Total gene therapy programs	50,807	47,116	3,691	8%
Biologic and nucleic acid programs
GTX102	16,200	12,490	3,710	30%
UX143	27,571	19,594	7,977	41%
Total biologic and nucleic acid programs	43,771	32,084	11,687	36%
Translational research	9,106	12,646	(3,540)	-28%
Approved products	9,292	6,269	3,023	48%
Infrastructure	18,627	21,459	(2,832)	-13%
Stock-based compensation	21,420	21,674	(254)	-1%
Other research and development	11,713	20,255	(8,542)	-42%
Total research and development expenses	$164,736	$161,503	$3,233	2%

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$14,414	$23,434	$(9,020)	-38%
DTX401	31,979	38,109	(6,130)	-16%
UX701	17,427	21,186	(3,759)	-18%
UX111	26,579	14,476	12,103	84%
CMC costs	2,821	2,586	235	9%
Total gene therapy programs	93,220	99,791	(6,571)	-7%
Biologic and nucleic acid programs
GTX102	32,188	23,785	8,403	35%
UX143	47,883	43,714	4,169	10%
Total biologic and nucleic acid programs	80,071	67,499	12,572	19%
Translational research	19,282	28,336	(9,054)	-32%
Approved products	17,850	16,297	1,553	10%
Infrastructure	41,574	42,341	(767)	-2%
Stock-based compensation	42,226	42,215	11	*
Other research and development	36,285	43,511	(7,226)	-17%
Total research and development expenses	$330,508	$339,990	$(9,482)	-3%
* Not meaningful

Total research and development expenses increased by $3.2 million and decreased by $9.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The changes in research and development expenses were primarily due to:

•
for gene therapy programs, an increase of $3.7 million and a decrease of $6.6 million for the three and six months ended June 30, 2025, respectively. The increase for the three months ended June 30, 2025, was primarily due to an increase in UX111 manufacturing costs in preparation for commercial launch, partially offset by the timing of the UX401 manufacturing runs for the three months ended June 30, 2024, which did not recur for the three months ended June 30, 2025. The decrease for the six months was primarily due to the timing of the UX701 and DTX301 manufacturing runs and the recognition of contract manufacturing costs for DTX301 for the six months ended June 30, 2024 which did not recur for the six months ended June 30, 2025, partially offset by an increase in UX111 manufacturing costs in preparation for commercial launch;
•
for biologic and nucleic acid programs, increases of $11.7 million and $12.6 million for the three and six months ended June 30, 2025, respectively, primarily related to the continued clinical progress of the GTX102 and UX143 programs and associated clinical development and manufacturing costs;
•
for translational research, decreases of $3.5 million and $9.1 million for the three and six months ended June 30, 2025, respectively, primarily related to a decrease in manufacturing costs for IND-stage projects;
•
for approved products, increases of $3.0 million and $1.6 million for the three and six months ended June 30, 2025, respectively, primarily due to increased compassionate use costs for Dojolvi;
•
for infrastructure, decreases of $2.8 million and $0.8 million for the three and six months ended June 30, 2025, respectively, primarily related to the allocation of certain staffing costs; and
•
for other research and development expenses, decreases of $8.5 million and $7.2 million for the three and six months ended June 30, 2025, respectively, primarily related to decreased staffing and cost efficiencies to support internal manufacturing, and administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Selling, general and administrative	$86,646	$80,604	$6,042	7%

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Selling, general and administrative	$174,443	$158,764	$15,679	10%

Selling, general and administrative expenses increased by $6.0 million and $15.7 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases were primarily due to higher employee compensation costs and increased marketing expenses as we continue to plan for our future product launches, as well as the recognition of reimbursement for a cost share arrangement that reduced selling, general and administrative expenses for the three and six months ended June 30, 2024, which did not recur during the three and six months ended June 30, 2025.

We expect annual selling, general and administrative expenses to increase in the future as we continue to support our existing approved products, multiple clinical-stage product candidates, and planned launches of additional products.

Interest Income (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Interest income	$5,794	$7,401	$(1,607)	-22%

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Interest income	$12,625	$16,225	$(3,600)	-22%

Interest income decreased by $1.6 million and $3.6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower marketable debt securities balances.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Change in fair value of equity investments	$(9)	$(3,991)	$3,982	*

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Change in fair value of equity investments	$(166)	$(245)	$79	-32%

Change in fair value of equity investments increased by $4.0 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to fluctuations in the value of our investment in Solid Biosciences Inc., or Solid, common stock.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(14,041)	$(15,960)	$1,919	-12%

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(28,383)	$(31,807)	$3,424	-11%

The non-cash interest expense on liabilities for sales of future royalties decreased by $1.9 million and $3.4 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to a reduction in total royalty obligation balances as a result of increased royalties generated from our collaboration partner, KKC. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Other Income (Expense) (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Other income (expense)	$2,140	$(1,829)	$3,969	*

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Other income (expense)	$2,977	$(3,434)	$6,411	*

Other income increased by $4.0 million and $6.4 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Provision for income taxes	$(947)	$(858)	$(89)	10%

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
Provision for income taxes	$(2,257)	$(1,313)	$(944)	72%

The provision for incomes taxes increased by $0.1 million and $0.9 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. These increases were primarily due to increased foreign activities.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of June 30, 2025, we had $539.0 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next 12 months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In June 2024, we completed an underwritten public offering for the sale of shares of common stock and pre-funded warrants. The total proceeds that we received from the offering were $381.0 million, net of underwriting discounts and commissions.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Cowen. As of June 30, 2025, 2,217,138 shares have been sold under this agreement for net proceeds of $79.7 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(274,748)	$(267,690)
Cash provided by investing activities	191,065	154,999
Cash provided by financing activities	83,806	384,881
Effect of exchange rate changes on cash	4,362	(1,327)
Net increase in cash, cash equivalents and restricted cash	$4,485	$270,863

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

Cash used in operating activities for the six months ended June 30, 2025 was $274.7 million and primarily reflected a net loss of $266.0 million, partially offset by non-cash items of $69.7 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable debt securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $78.4 million, primarily due to a net decrease in accounts payable, accrued and other liabilities primarily due to the payout of the 2024 annual bonuses and decreases in accrued collaboration for payment of a milestone to a collaboration partner of $30.0 million, an increase in prepaid manufacturing expense, as well as an increase in accounts receivable related to timing of orders and collections.

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

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2025 was $191.1 million and was primarily related to $210.9 million from net activities in marketable debt securities, partially offset by the payment to a collaboration partner of $15.0 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash provided by investing activities for the six months ended June 30, 2024 was $155.0 million and was primarily related to $174.8 million from net activities in marketable debt securities, offset by payments to a collaboration partner of $12.5 million for the achievement of milestones under the collaboration agreement recorded as an intangible asset.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $83.8 million and was primarily related to net proceeds from our ATM offering.

Cash provided by financing activities for the six months ended June 30, 2024 was $384.9 million and was primarily related to net proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering.

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

Future minimum lease payments under non-cancellable leases as of June 30, 2025, were approximately $43.7 million, of which $15.0 million is due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of inventory for our approved products. As of June 30, 2025, we had obligations of approximately $114.4 million, of which $100.0 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2025, we had cash, cash equivalents, and marketable debt securities totaling $539.0 million, compared to $745.0 million as of December 31, 2024, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of June 30, 2025 or December 31, 2024. To date, we have not experienced a loss of principal on any of our investments and as of June 30, 2025, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro-economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the six months ended June 30, 2025, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of June 30, 2025. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
•
Our products are subject to regulatory scrutiny, even after approval.
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

As of June 30, 2025, our available cash, cash equivalents, and marketable debt securities were $539.0 million. We may need additional capital to continue to commercialize our products, and to develop, obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of the current macroeconomic conditions, including changing interest rates, inflation and market instability arising from increasing political and trade tensions. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transactions with Royalty Pharma and OMERS or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo Co., Ltd. and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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
•
the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval;
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

The FDA Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, awards Priority Review Vouchers, or PRVs, to sponsors of rare pediatric product applications that meet certain criteria. Under the program, a company that receives an approval for a product for a rare pediatric disease (as determined by the applicable regulations) may qualify for a PRV that can be redeemed to receive Priority Review of a subsequent marketing application for a different product. PRVs may also be sold by the company to third parties. We received PRVs under the PRV Program in connection with the approval of Mepsevii and Crysvita in 2018 and subsequently sold these two PRVs to third parties for an average amount of $105.3 million for each PRV. The PRV Program began to sunset on December 20, 2024 such that the FDA may only award a PRV for a product application if a company received the rare pediatric disease designation from the FDA for the product candidate by December 20, 2024 and the FDA will cease awarding PRVs after September 30, 2026. Renewal of the PRV Program is subject to approval by Congress and it is currently uncertain whether the program will be renewed and whether any such renewal will be retroactively effective. If the PRV Program is not renewed by Congress and our qualifying product candidates are approved by the FDA after the deadline of September 30, 2026, we will not be eligible to receive additional PRVs for our product candidates and accordingly, we would be unable to use such PRV for Priority Review for another one of our programs or to sell such PRV, which sale has the potential to generate significant proceeds.

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

Our products are subject to regulatory scrutiny, even after approval.

Our product candidates are subject to regulatory scrutiny, and our products and any product candidates that are approved in the future remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities, as described in “Item 1. Business – Government Regulation” of our Annual Report.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices, or GMP, regulations. As such, we and our contract manufacturers are subject to inspection and continual review to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. With respect to our third-party contract manufacturers, although we are not involved in their day-to-day operations, we are ultimately responsible for ensuring that our products are manufactured in accordance with GMP regulations. Regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Due to the complexity of the processes used to manufacture our products and product candidates, we or any of our collaborators or contract manufacturers may be unable to comply with GMP regulations in a cost-effective manner or be unable to pass a federal, national or international regulatory inspection. For instance, in July 2025, we received a CRL from the FDA for our BLA for UX111, which cited information and improvements related to the observations from the FDA’s inspections at our gene therapy manufacturing facility and that of our third-party manufacturer. If we, our collaborators, such as KKC or Regeneron, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, warning or untitled letters, fines, unanticipated compliance expenses, the temporary or permanent suspension of a clinical study or commercial sales, recalls or seizures of product or the temporary or permanent closure of a facility, denial of or delays to product approval, withdrawal of product approval, enforcement actions and criminal or civil prosecution. If our supply, or supply from one of our approved manufacturers is interrupted due to failure to maintain regulatory compliance, an alternative manufacturer would need to be qualified through an NDA or BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in delays in product supply. The regulatory agencies may also require additional studies if a new manufacturer, material, testing method or standard is relied upon for commercial production. Switching manufacturers, materials, test methods or standards may involve substantial costs and may result in a delay in our desired clinical and commercial timelines. Accordingly, we and others with whom we work are required to continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

As we currently lack the resources and the full capability to manufacture all of our products and product candidates on a clinical or commercial scale, we rely on third parties to manufacture, store and distribute our products and product candidates. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See the risk factor above entitled “- Our products are subject to regulatory scrutiny, even after approval.” Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent or mitigate a possible disruption of the manufacture of the materials necessary to produce our products and product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers.

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

We, as a company have limited, experience selling and marketing our product and only some of our employees have prior experience promoting other similar products while employed at other companies. As we increase the number and range of our commercialized products, including launches of our first gene therapy products, we may experience additional complexities in our sales process and strategy and may encounter difficulties in allocating sufficient resources to sales and marketing of certain products. Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire larger teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product sales to sustain our business. We face competition from companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or private payors will decide with respect to reimbursement for products such as ours, especially our gene therapy product candidates as there is a limited body of established practices and precedents for gene therapy products.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, including the impact from the Inflation Reduction Act of 2022, and statements by elected officials. In addition, in May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capital. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the

U.S. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Outside the U.S., there have been changes to patent laws in certain jurisdictions that could impair our ability to obtain, maintain, or enforce our patents in those territories. For instance, Europe’s new Unitary Patent system and Unified Patent Court, or the UPC, may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, as part of the European Patent Package, or the EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum in which to seek central revocation of our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing some of the benefits of the new unified court.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of others. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, inter partes reviews, post grant reviews, oppositions, and reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by other parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our products or product candidates may be subject to claims of infringement of the patent rights of these other parties.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to our biological products (Crysvita, Mepsevii and Evkeeza) and our biological product candidates. In the U.S., the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The law is complex and continues to evolve through ongoing FDA implementation and judicial interpretation. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. Modification of the BPCI Act, or changes to the interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for our biological products and product candidates.

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

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences which could adversely affect our business and financial results.

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

Competitors have in the past and may in the future infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. For example, in September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay. See “Item 1. Legal Proceedings” above for more information regarding our suit. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Prior to construction of our Bedford, Massachusetts gene therapy manufacturing facility in 2023, we did not previously have experience as a company in operating our own manufacturing facility and at this point, we cannot assure that the facility will be fully utilized at all times. While our employees may be experienced in running a manufacturing facility, our limited experience as a company may contribute to unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, and qualified personnel. We have incurred and will continue to incur significant expenses and costs to operate the facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. Before we can begin to commercially manufacture any of our product candidates at the facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility. In order to obtain approval, we will need to ensure that all of our processes, quality systems, methods, equipment, policies and procedures are compliant with cGMP. In July 2025, we received a CRL from the FDA for our BLA for UX111, which cited information and improvements related to the observations from the FDA’s inspection at our gene therapy manufacturing facility that will need to be resolved with the FDA before approval of UX111. If we are unable to resolve the FDA’s observations related to our manufacturing facility, approval for UX111 and potentially for our other gene therapy candidates manufactured at our facility would be further delayed or denied. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Our efforts to comply with cGMP require that we spend time, money and effort on production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

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

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded intangible assets related to our licenses for Dojolvi and Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through June 30, 2025.

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

Our business strategy includes international expansion. We currently conduct clinical studies and regulatory activities and we also commercialize products outside of the U.S. An increasing portion of our revenues are based on our international operations, which exposes us to increased financial risks such as longer payment cycles, additional or more burdensome regulatory requirements of financial institutions outside of the U.S. and exposure to foreign currency exchange rate. We may implement currency hedges intended to reduce our exposure to changes in certain foreign currency exchange rates. However, our hedging strategies, if implemented, may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. Further, we sell products in countries that face economic volatility and weakness. Although we have historically collected receivables from customers in those countries, continued weakness or additional deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenues would be adversely affected. Changes in policy with respect to sanctions or tariffs, including tariffs imposed by the U.S. on imports from most countries, and related retaliatory tariffs on U.S. goods, could also increase our costs or adversely impact our revenues. For instance, the current Presidential Administration has imposed tariffs on pharmaceutical products from certain countries, such as those imposed in the recently announced U.S. and E.U. trade agreement. In addition, there can be no assurance that future tariffs, trade agreements or other governmental actions will not impact pharmaceutical products from other countries, include the active ingredients or materials used in such products, or impose tariffs at a higher level than contemplated in previously announced trade agreements, any of which could significantly and adversely impact our operations and revenue.

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

Pursuant to our 2023 Incentive Plan, as amended, or the 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2025, there were 3,906,974 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, as amended, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2025, there were 6,290,812 shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was subsequently amended, or the Inducement Plan, with a maximum of 1,200,000 shares available for grant under the plan. At June 30, 2025, there were 109,696 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have been, and may in the future become, party to lawsuits including, without limitation, actions, claims and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property, and employment matters and policies, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, we have been defending a lawsuit filed in the U.S. District Court for the District of Maryland by the Estate of Henrietta Lacks alleging unjust enrichment arising from our receipt and use of HeLa cells. See "Item 1. Legal Proceedings” above for a description of our material pending legal proceedings. The expense of defending against such claims or litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such claims or lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, the following directors and Section 16 officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date Adopted	Aggregate Number of Shares of Common Stock to be Sold (Subject to Certain Conditions)	Plan End Date
Shehnaaz Suliman, M.D., Ph.D. Board Member(1)	November 8, 2024	Up to 27,110 shares	May 15, 2026[1]
John Pinion EVP, Translational Research and Chief Quality Officer	May 9, 2025	Up to 30,736 shares	May 8, 2026

(1)
On May 16, 2025, Dr. Suliman amended this Rule 10b5-1 trading arrangement to, among other things, extend the plan end date to May 15, 2026.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Second Amended and Restated Bylaws	8-K	12/23/2023	3.1
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Form of Pre-Funded Warrant	8-K	6/17/2024	4.1
10.1#	Second Amended and Restated 2023 Incentive Plan	S-8	7/18/2025	4.4
10.2#	Third Amendment to Employment Inducement Plan	S-8	7/18/2025	4.8
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 5, 2025	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: August 5, 2025	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)