Form 10-Q
period 2025-09-30
Ultragenyx Pharmaceutical Inc.
filed 2025-11-05
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the registrant had 96,477,569 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

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
•
stagnating or worsening business and economic conditions and increasing geopolitical instability, including inflationary pressures, general economic slowdown or a recession, high interest rates, foreign exchange rate volatility, government shutdowns, financial institution instability, changes in tariff policy, and changes in monetary policy;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$202,510	$173,729
Marketable debt securities	222,738	436,296
Accounts receivable, net	112,543	121,801
Inventory	52,200	45,007
Prepaid expenses and other assets	53,215	40,290
Total current assets	643,206	817,123
Property, plant, and equipment, net	249,961	265,929
Marketable debt securities	22,067	135,004
Intangible assets, net	172,943	178,314
Goodwill	44,406	44,406
Other assets	57,862	62,680
Total assets	$1,190,445	$1,503,456
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,573	$38,756
Accrued liabilities	220,526	240,973
Lease liabilities	12,142	10,297
Liabilities for sales of future royalties	65,545	49,847
Other liabilities	1,236	4,280
Total current liabilities	340,022	344,153
Lease liabilities	21,691	30,042
Deferred tax liabilities	30,058	30,058
Liabilities for sales of future royalties	763,735	819,824
Other liabilities	18,780	17,082
Total liabilities	1,174,286	1,241,159
Noncontrolling interest	7,000	7,000
Stockholders’ equity:
Preferred stock, par value of $0.001 per share—25,000,000 shares authorized; nil outstanding in 2025 and in 2024	—	—
Common stock, par value of $0.001 per share—250,000,000 shares authorized; outstanding—96,442,027 in 2025 and 92,484,330 in 2024	96	92
Treasury stock, at cost, 173,034 in 2025 and 69,757 in 2024	(7,991)	(3,593)
Deferred compensation obligation	7,991	3,593
Additional paid-in capital	4,411,531	4,212,692
Accumulated other comprehensive income (loss)	820	(643)
Accumulated deficit	(4,403,288)	(3,956,844)
Total stockholders’ equity	9,159	255,297
Total liabilities, noncontrolling interest and stockholders’ equity	$1,190,445	$1,503,456
(1)
The Company's Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024, includes $7.7 million and $13.5 million, respectively, in cash and cash equivalents that can be used only to settle obligations of the consolidated variable interest entity. See Note 6.

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales	$94,993	$77,251	$267,317	$213,545
Royalty revenue	64,940	62,243	198,404	181,808
Total revenues	159,933	139,494	465,721	395,353
Operating expenses:
Cost of sales	27,991	21,021	79,655	59,834
Research and development	216,212	170,109	546,720	510,099
Selling, general and administrative	86,620	80,351	261,063	239,115
Total operating expenses	330,823	271,481	887,438	809,048
Loss from operations	(170,890)	(131,987)	(421,717)	(413,695)
Interest income	5,863	10,731	18,488	26,956
Change in fair value of equity investments	678	678	512	433
Non-cash interest expense on liabilities for sales of future royalties	(14,148)	(15,712)	(42,531)	(47,519)
Other (expense) income	(1,043)	3,077	1,934	(357)
Loss before income taxes	(179,540)	(133,213)	(443,314)	(434,182)
Provision for income taxes	(873)	(303)	(3,130)	(1,616)
Net loss	$(180,413)	$(133,516)	$(446,444)	$(435,798)
Net loss per share, basic and diluted	$(1.81)	$(1.40)	$(4.55)	$(4.91)
Shares used in computing net loss per share, basic and diluted	99,771,297	95,493,996	98,186,433	88,811,157

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(180,413)	$(133,516)	$(446,444)	$(435,798)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,075	(1,481)	1,882	(1,571)
Unrealized gain (loss) on available-for-sale debt securities	13	3,472	(419)	1,820
Other comprehensive income:	1,088	1,991	1,463	249
Total comprehensive loss	$(179,325)	$(131,525)	$(444,981)	$(435,549)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of June 30, 2025	96,353,634	$96	$4,374,333	$(268)	$(4,222,875)	$(7,991)	$7,991	$151,286
Stock-based compensation	—	—	37,196	—	—	—	—	37,196
Issuance of common stock under equity plan awards, net of tax	88,393	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	1,088	—	—	—	1,088
Net loss	—	—	—	—	(180,413)	—	—	(180,413)
Balance as of September 30, 2025	96,442,027	$96	$4,411,531	$820	$(4,403,288)	$(7,991)	$7,991	$9,159

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2024	92,484,330	$92	$4,212,692	$(643)	$(3,956,844)	$(3,593)	$3,593	$255,297
Issuance of common stock in connection with at-the-market offering, net	2,217,138	2	79,726	—	—	—	—	79,728
Stock-based compensation	—	—	115,035	—	—	—	—	115,035
Issuance of common stock under equity plan awards, net of tax	1,740,559	2	4,078	—	—	—	—	4,080
Deferred compensation	—	—	—	—	—	(4,398)	4,398	—
Other comprehensive income	—	—	—	1,463	—	—	—	1,463
Net loss	—	—	—	—	(446,444)	—	—	(446,444)
Balance as of September 30, 2025	96,442,027	$96	$4,411,531	$820	$(4,403,288)	$(7,991)	$7,991	$9,159

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of June 30, 2024	92,135,384	$92	$4,123,364	$(1,095)	$(3,689,943)	$(3,395)	$3,395	$432,418
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	—	—	117	—	—	—	—	117
Stock-based compensation	—	—	41,760	—	—	—	—	41,760
Issuance of common stock under equity plan awards, net of tax	168,933	—	4,057	—	—	—	—	4,057
Deferred compensation	—	—	—	—	—	(160)	160	—
Other comprehensive income	—	—	—	1,991	—	—	—	1,991
Net loss	—	—	—	—	(133,516)	—	—	(133,516)
Balance as of September 30, 2024	92,304,317	$92	$4,169,298	$896	$(3,823,459)	$(3,555)	$3,555	$346,827

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of December 31, 2023	82,315,590	$82	$3,662,346	$647	$(3,387,661)	$(432)	$432	$275,414
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,782,051	9	380,974	—	—	—	—	380,983
Stock-based compensation	—	—	117,907	—	—	—	—	117,907
Issuance of common stock under equity plan awards, net of tax	1,206,676	1	8,071	—	—	—	—	8,072
Deferred compensation	—	—	—	—	—	(3,123)	3,123	—
Other comprehensive income	—	—	—	249	—	—	—	249
Net loss	—	—	—	—	(435,798)	—	—	(435,798)
Balance as of September 30, 2024	92,304,317	$92	$4,169,298	$896	$(3,823,459)	$(3,555)	$3,555	$346,827

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(446,444)	$(435,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	115,711	117,866
Amortization of discount on marketable debt securities, net	(3,484)	(9,818)
Depreciation and amortization	26,215	26,464
Non-cash royalty revenue	(74,419)	(67,406)
Non-cash interest expense on liabilities for sales of future royalties	42,531	47,519
Other	(2,693)	(4,679)
Changes in operating assets and liabilities:
Accounts receivable	2,834	(12,958)
Inventory	(6,150)	(8,751)
Prepaid expenses and other assets	(7,260)	12,269
Accounts payable, accrued, and other liabilities	(13,012)	607
Net cash used in operating activities	(366,171)	(334,685)
Investing activities:
Purchase of property, plant, and equipment	(5,062)	(6,837)
Purchase of marketable debt securities	(32,445)	(392,680)
Proceeds from sale of marketable debt securities	143	3,148
Proceeds from maturities of marketable debt securities	361,884	290,675
Payments for intangible asset	(15,000)	(12,500)
Other	(1,273)	(2,309)
Net cash provided by (used in) investing activities	308,247	(120,503)
Financing activities:
Proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	—	380,983
Proceeds from the issuance of common stock in connection with at-the-market offering, net	79,728	—
Proceeds from the issuance of common stock under equity plan awards, net of tax	4,080	8,072
Proceeds from issuance of equity from noncontrolling interest	—	7,000
Net cash provided by financing activities	83,808	396,055
Effect of exchange rate changes on cash	4,656	(52)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,540	(59,185)
Cash, cash equivalents and restricted cash at beginning of period	184,159	219,399
Cash, cash equivalents and restricted cash at end of period	$214,699	$160,214

Supplemental disclosures of non-cash information:
Stock-based compensation capitalized into ending inventory	$2,780	$3,202

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

The Company has sustained operating losses and expects such annual losses to continue in the near term. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through September 30, 2025, the Company has relied primarily on its sale of equity securities, its revenues from commercial products, its sale of future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	September 30,
	2025	2024
Cash and cash equivalents	$202,510	$150,619
Restricted cash included in other current assets	9,826	6,176
Restricted cash included in other non-current assets	2,363	3,419
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$214,699	$160,214

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk for the three and nine months ended September 30, 2025 and 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures requiring public entities to disclose disaggregated information about their effective tax rate reconciliation and additional information about income taxes paid. Disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 will expand our income tax disclosures in our Annual Report on Form 10-K, but is not expected to have an impact on reported provision for (benefit from) income tax or related tax assets or liabilities.

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

Recently Enacted Tax Legislation

The One Big Beautiful Bill Act, or OBBBA, was enacted in the U.S. in July 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. The Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets and does not anticipate achieving profitability to the extent needed to release the valuation allowance in the near term. As such, it has determined that the OBBBA will not have a material impact on its income tax provision in the near term.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$114,044	$—	$—	$114,044
Time deposits	—	10,000	—	10,000
Corporate bonds	—	211,561	—	211,561
Commercial paper	—	1,012	—	1,012
U.S. Government Treasury and agency securities	—	32,231	—	32,231
Investment in Solid common stock	3,219	—	—	3,219
Deferred compensation assets	—	18,119	—	18,119
Total financial assets	$117,263	$272,923	$—	$390,186

Financial Liabilities:
Deferred compensation liabilities	$—	$18,567	$—	$18,567

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$113,894	$—	$—	$113,894
Time deposits	—	10,000	—	10,000
Corporate bonds	—	391,731	—	391,731
Commercial paper	—	21,194	—	21,194
Asset-backed securities	—	143	—	143
U.S. Government Treasury and agency securities	—	158,814	—	158,814
Investment in Solid common stock	2,089	—	—	2,089
Deferred compensation assets	—	15,337	—	15,337
Total financial assets	$115,983	$597,219	$—	$713,202

Financial Liabilities:
Deferred compensation liabilities	$—	$15,756	$—	$15,756

4. Balance Sheet Components

Cash Equivalents and Marketable Debt Securities

The fair values of cash equivalents and marketable debt securities classified as available-for-sale securities consisted of the following (in thousands):

	September 30, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$114,044	$—	$—	$114,044
Time deposits	10,000	—	—	10,000
Corporate bonds	211,015	547	(1)	211,561
Commercial paper	1,012	—	—	1,012
U.S. Government Treasury and agency securities	32,189	42	—	32,231
Total	$368,260	$589	$(1)	$368,848

	December 31, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$113,894	$—	$—	$113,894
Time deposits	10,000	—	—	10,000
Corporate bonds	391,124	809	(202)	391,731
Commercial paper	21,194	—	—	21,194
Asset-backed securities	143	—	—	143
U.S. Government Treasury and agency securities	158,414	404	(4)	158,814
Total	$694,769	$1,213	$(206)	$695,776

As of September 30, 2025, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable debt securities with unrealized losses as of September 30, 2025 have been in a loss position for less than 12 months or the loss is not material and is temporary in nature.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Work-in-process	$29,188	$21,967
Finished goods	23,012	23,040
Total inventory	$52,200	$45,007

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and clinical study expenses	$22,843	$24,437
Payroll and related expenses	84,394	94,021
Revenue related reserves	55,277	33,344
Manufacturing and related expenses	39,061	25,143
Commercial and development milestones	—	45,000
Other	18,951	19,028
Total accrued liabilities	$220,526	$240,973

5. Revenue

The following table disaggregates total revenues from external customers by product sales and royalty revenue (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product sales:
Crysvita	$47,003	$35,604	$136,810	$112,294
Dojolvi	24,275	21,374	64,491	57,091
Evkeeza	16,717	10,657	42,321	21,788
Mepsevii	6,998	9,616	23,695	22,372
Total product sales	94,993	77,251	267,317	213,545
Crysvita royalty revenue	64,940	62,243	198,404	181,808
Total revenues	$159,933	$139,494	$465,721	$395,353

The following table disaggregates total revenues based on geographic location (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2025	2024	2025	2024
North America	$83,537	$76,914	$244,255	$223,485
Latin America	43,364	38,048	131,219	112,155
Europe, Middle East, and Africa	27,878	22,222	77,608	54,352
Asia-Pacific	5,154	2,310	12,639	5,361
Total revenues	$159,933	$139,494	$465,721	$395,353

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 51% and 70% of the total accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively. A separate customer accounted for 11% and 4% of the total accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the Condensed Consolidated Balance Sheets included assets of Amlogenyx of $7.7 million and $13.5 million, and liabilities of Amlogenyx of $0.3 million and $0.1 million, respectively. The assets primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Condensed Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the nine months ended September 30, 2025 are as follows (in thousands):

Noncontrolling Interest
As of December 31, 2023	$—
Issuance of equity from noncontrolling interest	7,000
As of December 31, 2024	$7,000
Changes and adjustments	—
As of September 30, 2025	$7,000

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

Total Crysvita revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales	$47,003	$35,604	$136,810	$112,294
Revenue in Profit-Share Territory:
Royalty revenue	40,030	39,189	123,985	114,402
Non-cash royalty revenue	17,156	16,796	53,137	49,030
Total revenue in Profit-Share Territory	57,186	55,985	177,122	163,432
Non-cash royalty revenue in European Territory	7,754	6,258	21,282	18,376
Total Crysvita revenue	$111,943	$97,847	$335,214	$294,102

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$(1,445)	$(841)	$(3,714)	$(2,779)
Selling, general and administrative	—	(898)	(299)	(3,184)
Cost of sales	16,363	12,044	46,992	37,952

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $57.1 million and $85.4 million from royalties, other receivables of $2.1 million and $1.8 million recorded in other current assets, and accrued liabilities of $13.7 million and $7.1 million from amounts owed for transfer price and royalties as well as commercial and development activity reimbursements, as of September 30, 2025 and December 31, 2024, respectively.

Regeneron

In January 2022, the Company announced a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30.0 million upfront payment. As of September 30, 2025, the Company has recognized an aggregate of $27.5 million for regulatory and sales milestones under the agreement. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets. The Company is required to pay up to an aggregate of $35.5 million to Regeneron in the future, contingent upon the achievement of certain regulatory and sales milestones. The Company may share in certain costs for global trials led by Regeneron. Additionally, the Company pays Regeneron a transfer price fee and royalties on certain revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$472	$275	$701	$(2,483)
Cost of sales	3,188	2,664	7,901	5,447

The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $3.3 million and $17.8 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Company recorded offsets to research and development expense under this arrangement of $1.8 million and nil for the three months ended September 30, 2025 and 2024, respectively, and $4.3 million and nil for the nine months ended September 30, 2025 and 2024, respectively.

The Company had receivables from Mereo in the amount of $1.7 million and $0.9 million, recorded in other current assets and accrued liabilities of nil and $0.1 million for development activity reimbursements, as of September 30, 2025 and December 31, 2024, respectively.

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

As part of the Company's acquisition of GeneTx, the Company assumed a License Agreement with Texas A&M University, or TAMU. To date, the Company recognized an aggregate of $0.5 million for clinical milestones under the TAMU agreement, and have in aggregate up to $23.0 million of future obligations for various future milestones and a nominal annual license fee that may increase up to a maximum of $2.0 million. The Company will also pay mid-single-digit percentage royalties based on licensed product annual net sales. As of September 30, 2025 and December 31, 2024, the Company had nil and $0.5 million, respectively, in collaboration payables under this arrangement.

Prior to the achievement of certain development and regulatory milestones, amounts paid towards the milestones are classified as in-process research and development expense, as the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three and nine months ended September 30, 2025 as compared to those disclosed in "Note 9. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

As described in the Annual Report, the Company holds an equity interest in Solid in connection with its collaboration arrangement. The changes in the fair value of the Company’s equity investment in the common stock of Solid were as follows (in thousands):

Common stock
As of December 31, 2023	$3,204
Change in fair value	(1,115)
As of December 31, 2024	2,089
Change in fair value	1,130
As of September 30, 2025	$3,219

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

In July 2022, the Company entered into a Royalty Purchase Agreement with OMERS, or the 2022 OMERS Agreement. Pursuant to the agreement, OMERS paid $500.0 million to the Company in consideration for the right to receive 30% of the future royalty payments due to the Company from KKC based on net sales of Crysvita in the U.S. and Canada under the terms of the KKC Collaboration Agreement. The calculation of royalty payments to OMERS is based on net sales of Crysvita beginning in April 2023 and will expire upon the earlier of the date on which aggregate payments received by OMERS equals $725.0 million or the date the final royalty payment is made to the Company under the KKC Collaboration Agreement.

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded $320.0 million and $500.0 million, net of transaction costs of $5.8 million and $9.1 million for RPI and OMERS, respectively. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI and OMERS arrangements from inception to September 30, 2025 have been $120.6 million and $176.4 million, respectively. The Company’s effective annual interest rates were 5.6% and 7.8%, for RPI and OMERS, respectively, as of September 30, 2025.

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

The following table shows the activity within the liability account (in thousands):

	Liabilities for Sales of Future Royalties
	RPI	OMERS	Total
December 31, 2023	$376,641	$514,926	$891,567
Royalty revenue	(25,849)	(59,088)	(84,937)
Non-cash interest expense	23,747	39,294	63,041
December 31, 2024	374,539	495,132	869,671
Royalty revenue	(21,282)	(61,640)	(82,922)
Non-cash interest expense	15,371	27,160	42,531
September 30, 2025	$368,628	$460,652	$829,280

9. Stock-Based Awards

As of September 30, 2025, there were 7,509,124 shares available under the 2023 Incentive Plan, 6,290,812 shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 323,242 shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$463	$428	$1,386	$1,113
Research and development	21,178	22,569	63,404	64,784
Selling, general and administrative	15,369	18,572	50,745	51,969
Total stock-based compensation expense	$37,010	$41,569	$115,535	$117,866

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock, restricted stock units, and performance stock units	16,754,932	16,667,134	16,931,658	16,235,303
Employee stock purchase plan	71,142	65,560	39,871	36,369
	16,826,074	16,732,694	16,971,529	16,271,672

11. Equity

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in at-the-market, or ATM, offerings through Cowen. The Company sold nil and 2,217,138 shares under the ATM for net proceeds of nil and $79.7 million during the three and nine months ended September 30, 2025.

12. Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, at the time also served as board members of the foundation, whereby an aggregate $1.0 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. As a result, the Company recorded nil and $0.3 million, respectively, as research and development expense for the three and nine months ended September 30, 2025, and nil and $0.3 million, respectively, for the three and nine months ended September 30, 2024, respectively. A total of $1.0 million has been recorded as research and development expense for this agreement to date. There are no further obligations under this agreement.

13. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Foreign currency translation adjustments	$232	$(1,650)
Unrealized gain on available-for-sale securities	588	1,007
Total accumulated other comprehensive income (loss)	$820	$(643)

14. Subsequent Event

Sale of Future Royalties to OMERS

In November 2025, the Company entered into a Royalty Purchase Agreement with OMERS, or the 2025 OMERS Agreement. Pursuant to the agreement, OMERS paid $400.0 million to the Company in exchange for the right to receive an additional 25% of future royalty payments, starting on January 1, 2028, on net sales of Crysvita in the U.S. and Canada. OMERS will also continue to receive 30% of Crysvita net sales in the U.S. and Canada following the achievement of $725.0 million in aggregate payments under the 2022 OMERS Agreement.

The 2025 OMERS Agreement will expire upon the earlier date on which aggregate payments received by OMERS under this transaction equals $620.0 million or the date the final royalty payment is made to the Company under the KKC Collaboration Agreement.

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

GTX-102 for the treatment of Angelman Syndrome

In July 2025, we announced that all patients in the 48-week Phase 3 Aspire study have been enrolled. In total, 129 patients, between four and 17 years of age, with a genetically confirmed diagnosis of full maternal UBE3A gene deletion were enrolled and randomized 1:1 to the GTX-102 or the sham comparator group. Data from this study are expected in the second half of 2026.

Enrollment has begun in the Phase 2/3 Aurora study, which will evaluate GTX-102 in other Angelman syndrome genotypes and ages.

UX111 for the treatment of MPS IIIA

In July 2025, we announced that we had received a Complete Response Letter, or CRL, from the FDA for UX111. The CRL cited specific chemistry, manufacturing and controls, or CMC, related observations that we expect to be readily addressable, related to facilities and processes, and are not directly related to the quality of the product. We have had constructive formal and informal discussions with the FDA and currently plan to resubmit the BLA in early 2026. This will be followed by an up to six-month review period, per FDA regulations.

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

In September 2025, we announced longer term data from the 48-week crossover period that demonstrated patients showed an even greater reduction in mean daily cornstarch intake. The DTX401 group (n=20) had a mean reduction in daily cornstarch intake of 61% at week 96 compared to baseline and the crossover group (n=19) had a mean reduction in daily cornstarch intake of 61% at week 96 compared to week 48. At the end of the crossover period, the DTX401 group saw a reduction in mean nighttime cornstarch of 70% compared to baseline and the crossover group saw a mean reduction of 75% compared to week 48. Two-thirds of participants across both groups eliminated at least one nighttime cornstarch dose following treatment with DTX401. At week 96, 83% (10 out of 12 patients) of the DTX401 group and 95% (18 out of 19 patients) of the crossover group reported “minimally improved” to “much improved” changes in disease burden as measured by the Patient Global Impression of Change (PGIC), a single item questionnaire that asked participants how their condition changed since the start of the study.

As of the data cut-off, glycemic control was maintained in participants treated with DTX401 despite significant reductions in daily cornstarch intake. DTX401 has demonstrated a consistent and acceptable safety profile with no new safety signals identified as of the data cut-off.

These results have been included in a rolling BLA submission that began in August 2025 and is expected to complete in the fourth quarter of 2025.

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

UX701 for the treatment of Wilson disease

In September 2025, we completed enrollment of five patients in Cohort 4 in the ongoing, dose-finding, stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During Stage 1, the safety and efficacy of UX701 is being evaluated across four, sequential dosing cohorts (Cohort 1; 5.0 x 10^12 GC/kg; Cohort 2: 1.0 x 10^13 GC/kg: Cohort 3; 2.0 x 10^13 GC/kg and Cohort 4; 4.0 x 10^13 GC/kg). Data from Stage 1 of this study are expected in the first half of 2026.

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

We have incurred net losses in each year since inception. Our net losses were $180.4 million and $446.4 million for the three and nine months ended September 30, 2025, respectively, and $133.5 million and $435.8 million for the three and nine months ended September 30, 2024, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $159.9 million and $465.7 million for the three and nine months ended September 30, 2025, and $139.5 million and $395.4 million for the three and nine months ended September 30, 2024, respectively. The increase in revenue was largely driven by an increase in demand for our approved products.

As of September 30, 2025, we had $447.3 million in available cash, cash equivalents, and marketable debt securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024:

Revenue (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Product sales:
Crysvita	$47,003	$35,604	$11,399	32%
Dojolvi	24,275	21,374	2,901	14%
Evkeeza	16,717	10,657	6,060	57%
Mepsevii	6,998	9,616	(2,618)	-27%
Total product sales	94,993	77,251	17,742	23%
Crysvita royalty revenue	64,940	62,243	2,697	4%
Total revenues	$159,933	$139,494	$20,439	15%

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Product sales:
Crysvita	$136,810	$112,294	$24,516	22%
Dojolvi	64,491	57,091	7,400	13%
Evkeeza	42,321	21,788	20,533	94%
Mepsevii	23,695	22,372	1,323	6%
Total product sales	267,317	213,545	53,772	25%
Crysvita royalty revenue	198,404	181,808	16,596	9%
Total revenues	$465,721	$395,353	$70,368	18%

Our product sales increased by $17.7 million and $53.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase for the three and nine months ended September 30, 2025, respectively, is primarily due to increased demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, continued progress of the launch of Evkeeza in several markets in EMEA and in Japan, and the continued increase in demand for our other approved products.

Our Crysvita royalty revenue increased by $2.7 million and $16.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to an increase in the number of reimbursed patients on therapy.

Cost of Sales (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Cost of sales	$27,991	$21,021	$6,970	33%

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Cost of sales	$79,655	$59,834	$19,821	33%

Cost of sales increased by $7.0 million and $19.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase for the three and nine months ended September 30, 2025 was primarily due to an increase in demand for Crysvita in Latin America, Evkeeza in EMEA and Japan, and the continued increase in demand for our other approved products.

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

The following tables provide a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$7,973	$7,060	$913	13%
DTX401	12,092	19,565	(7,473)	-38%
UX701	7,523	6,530	993	15%
UX111	42,616	18,131	24,485	135%
CMC costs	2,421	1,458	963	66%
Total gene therapy programs	72,625	52,744	19,881	38%
Biologic and nucleic acid programs
GTX102	20,465	12,718	7,747	61%
UX143	44,640	26,539	18,101	68%
Total biologic and nucleic acid programs	65,105	39,257	25,848	66%
Translational research	10,651	10,248	403	4%
Approved products	9,132	8,906	226	3%
Infrastructure	19,203	18,457	746	4%
Stock-based compensation	21,178	22,569	(1,391)	-6%
Other research and development	18,318	17,928	390	2%
Total research and development expenses	$216,212	$170,109	$46,103	27%

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$22,387	$30,494	$(8,107)	-27%
DTX401	44,071	57,674	(13,603)	-24%
UX701	24,950	27,716	(2,766)	-10%
UX111	69,195	32,607	36,588	112%
CMC costs	5,242	4,044	1,198	30%
Total gene therapy programs	165,845	152,535	13,310	9%
Biologic and nucleic acid programs
GTX102	52,653	36,503	16,150	44%
UX143	92,523	70,253	22,270	32%
Total biologic and nucleic acid programs	145,176	106,756	38,420	36%
Translational research	29,933	38,584	(8,651)	-22%
Approved products	26,982	25,203	1,779	7%
Infrastructure	60,777	60,798	(21)	0%
Stock-based compensation	63,404	64,784	(1,380)	-2%
Other research and development	54,603	61,439	(6,836)	-11%
Total research and development expenses	$546,720	$510,099	$36,621	7%

Total research and development expenses increased by $46.1 million and $36.6 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The changes in research and development expenses were primarily due to:

•
for gene therapy programs, increases of $19.9 million and $13.3 million for the three and nine months ended September 30, 2025, respectively, primarily due to an increase in UX111 manufacturing costs in preparation for commercial launch, partially offset by the timing of the UX401 manufacturing runs for which costs were incurred during the three and nine months ended September 30, 2024, but which did not recur for the three and nine months ended September 30, 2025;
•
for biologic and nucleic acid programs, increases of $25.8 million and $38.4 million for the three and nine months ended September 30, 2025, respectively, primarily due to an increase in UX143 manufacturing costs in preparation for commercial launch as well as the continued clinical progress of GTX102 and associated clinical development and manufacturing costs;
•
for translational research, a decrease of $8.7 million for the nine months ended September 30, 2025, primarily related to a decrease in manufacturing costs for IND-stage projects; and
•
for other research and development expenses, a decrease of $6.8 million for the nine months ended September 30, 2025, primarily related to decreased staffing and cost efficiencies to support internal manufacturing, and administrative and general support.

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

Selling, General and Administrative Expenses (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Selling, general and administrative	$86,620	$80,351	$6,269	8%

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Selling, general and administrative	$261,063	$239,115	$21,948	9%

Selling, general and administrative expenses increased by $6.3 million and $21.9 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases were primarily due to higher employee compensation costs and increased marketing expenses as we continue to plan for our future product launches.

We expect annual selling, general and administrative expenses to increase in the future as we continue to support our existing approved products, multiple clinical-stage product candidates, and planned launches of additional products.

Interest Income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Interest income	$5,863	$10,731	$(4,868)	-45%

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Interest income	$18,488	$26,956	$(8,468)	-31%

Interest income decreased by $4.9 million and $8.5 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower marketable debt securities balances.

Change in Fair Value of Equity Investments (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Change in fair value of equity investments	$678	$678	$—	*
* not meaningful

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Change in fair value of equity investments	$512	$433	$79	18%

Change in fair value of equity investments was $0.7 million and $0.5 million, respectively, for the three and nine months ended September 30, 2025, primarily due to fluctuations in the value of our investment in Solid Biosciences Inc., or Solid, common stock.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(14,148)	$(15,712)	$1,564	-10%

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(42,531)	$(47,519)	$4,988	-10%

The non-cash interest expense on liabilities for sales of future royalties decreased by $1.6 million and $5.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to a reduction in total royalty obligation balances as a result of increased royalties generated from our collaboration partner, KKC. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Other (Expense) income (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Other (expense) income	$(1,043)	$3,077	$(4,120)	*

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Other income (expense)	$1,934	$(357)	$2,291	*

Other (expense) income decreased by $4.1 million and increased by $2.3 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. These changes were primarily due to fluctuations in foreign exchange rates.

Provision for Income Taxes (dollars in thousands)

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Provision for income taxes	$(873)	$(303)	$(570)	188%

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
Provision for income taxes	$(3,130)	$(1,616)	$(1,514)	94%

The provision for incomes taxes increased by $0.6 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. These increases were primarily due to increased foreign activities.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of September 30, 2025, we had $447.3 million in available cash, cash equivalents, and marketable debt securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next 12 months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In June 2024, we completed an underwritten public offering for the sale of shares of common stock and pre-funded warrants. The total proceeds received from the offering were $381.0 million, net of underwriting discounts and commissions.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350.0 million, from time to time, in ATM offerings through Cowen. As of September 30, 2025, 2,217,138 shares have been sold under this agreement for net proceeds of $79.7 million.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(366,171)	$(334,685)
Cash provided by (used in) investing activities	308,247	(120,503)
Cash provided by financing activities	83,808	396,055
Effect of exchange rate changes on cash	4,656	(52)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,540	$(59,185)

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

Cash used in operating activities for the nine months ended September 30, 2025 was $366.2 million and primarily reflected a net loss of $446.4 million, partially offset by non-cash items of $103.9 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable debt securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $23.6 million, primarily due to a net decrease in accounts payable, accrued, and other liabilities, primarily due to a decrease in accrued collaboration for payments of milestones to collaboration partners.

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

Cash Provided by (used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2025 was $308.2 million and was primarily related to $329.6 million from net activities in marketable debt securities, partially offset by the payment to a collaboration partner of $15.0 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash used in investing activities for the nine months ended September 30, 2024 was $120.5 million and was primarily related to $98.9 million from net activities in marketable debt securities, combined with payments to a collaboration partner of $12.5 million for the achievement of milestones under the collaboration agreement recorded as an intangible asset.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $83.8 million and was primarily related to net proceeds from our ATM offering.

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

Future minimum lease payments under non-cancellable leases as of September 30, 2025, were approximately $40.3 million, of which $15.1 million is due within one year.

Manufacturing and service contract obligations primarily relate to manufacturing of product for our clinical stage pipeline. As of September 30, 2025, we had obligations of approximately $125.4 million, of which $92.9 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2025, we had cash, cash equivalents, and marketable debt securities totaling $447.3 million, compared to $745.0 million as of December 31, 2024, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of September 30, 2025 or December 31, 2024. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2025, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro-economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the nine months ended September 30, 2025, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of September 30, 2025. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Aurobindo and Navinta answered the complaint in December 2024. Esjay filed a motion to dismiss the suit in December 2024. We filed an opposition to Esjay’s motion to dismiss in January 2025. In April 2025, Navinta filed a motion for judgment on the pleadings, which we opposed in May 2025. Discovery is ongoing.

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

As of September 30, 2025, our available cash, cash equivalents, and marketable debt securities were $447.3 million. We may need additional capital to continue to commercialize our products, and to develop, obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, particularly in light of the current macroeconomic conditions, including changing interest rates, inflation and market instability arising from increasing political and trade tensions. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transactions with Royalty Pharma and OMERS or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo Co., Ltd. and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

To obtain regulatory approval in the U.S. and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies (including good clinical practices), commercial sales, pricing, and distribution of our product candidates, as described in “Item 1. Business – Government Regulation” of our annual report. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, positions of the regulatory agencies on study design and/or endpoints, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will be denied. On January 20, 2025, the U.S. President signed an executive order creating an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. There have been widespread layoffs across various governmental agencies, including at the FDA, and other employees, including senior leaders at certain agencies, have resigned in response to the reforms, the full impact of which is unclear at this time. In addition, there is uncertainty around the funding, functioning and policy priorities of various governmental agencies, including the FDA. Disruptions or changes in how the FDA operates due to these policies could result in delays in FDA review or approval of our product candidate applications. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, applications for our product candidates could fail to receive regulatory approval, or could be delayed in receiving regulatory approval, for several other reasons, including but not limited to the following:

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

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be valid and relevant to one or more of our gene therapy product candidates, or to certain methods that may be used in their manufacture or delivery. Regarding our anti-sclerostin antibody product candidate, setrusumab, we are aware of litigation involving patents owned by a third-party, OssiFi-Mab LLC, or OMab, relating to methods of using sclerostin antagonists in combination with antiresorptive drugs to increase bone growth, bone formation, and/or bone density. Specifically, in the U.S., OMab has asserted certain patents expiring in 2027 or 2028 against Amgen based on Amgen’s commercialization of an anti-sclerostin antibody, Evenity®, for the treatment of osteoporosis in postmenopausal women at high risk for fracture; Amgen denies infringement and asserts the OMab patents are invalid. In Europe, OMab was granted two patents with related subject matter; both patents have since been revoked following opposition proceedings. There is a risk that one or more third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtain a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded intangible assets related to our licenses for Dojolvi and Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Condensed Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through September 30, 2025.

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

Our business strategy includes international expansion. We currently conduct clinical studies and regulatory activities and we also commercialize products outside of the U.S. An increasing portion of our revenues are based on our international operations, which exposes us to increased financial risks such as longer payment cycles, additional or more burdensome regulatory requirements of financial institutions outside of the U.S. and exposure to foreign currency exchange rate. We may implement currency hedges intended to reduce our exposure to changes in certain foreign currency exchange rates. However, our hedging strategies, if implemented, may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. Further, we sell products in countries that face economic volatility and weakness. Although we have historically collected receivables from customers in those countries, continued weakness or additional deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenues would be adversely affected. Changes in policy with respect to sanctions or tariffs, including tariffs imposed by the U.S. on imports from most countries, and related retaliatory tariffs on U.S. goods, could also increase our costs or adversely impact our revenues. For instance, the current Presidential Administration has imposed tariffs on pharmaceutical products from certain countries, such as those imposed in the U.S. and E.U. trade agreement announced in July 2025. In September 2025, the Administration announced that future tariffs of up to 100% could be implemented affecting branded or patented pharmaceutical products coming into the U.S., unless the importing company is building U.S. manufacturing capacity. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. There can be no assurance that future tariffs, trade agreements or other governmental actions will not impact pharmaceutical products from other countries, include the active ingredients or materials used in such products, or impose tariffs at a higher level than contemplated in previously announced trade agreements, any of which could significantly and adversely impact our operations and revenue.

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

Pursuant to our 2023 Incentive Plan, as amended, or the 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2025, there were 7,509,124 shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, as amended, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2025, there were 6,290,812 shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was subsequently amended, or the Inducement Plan, with a maximum of 1,700,000 shares available for grant under the plan. At September 30, 2025, there were 323,242 shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, the following directors and Section 16 officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date Adopted	Aggregate Number of Shares of Common Stock to be Sold (Subject to Certain Conditions)	Plan End Date
Eric Crombez EVP, Chief Medical Officer	September 5, 2025	Up to 45,238 shares	September 5, 2026
Howard Horn, Chief Financial Officer and EVP, Corporate Strategy	September 2, 2025	Up to 57,482 shares	September 2, 2026
Shehnaaz Suliman, M.D., Ph.D. Board Member(1)	November 8, 2024, amended on September 15, 2025	Up to 26,427 shares	September 15, 2026[1]

(1)
On September 15, 2025, Dr. Suliman amended this Rule 10b5-1 trading arrangement to, among other things, amend the number of shares that could be sold under the plan.

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 4, 2025	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: November 4, 2025	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)