Form 10-K
period 2025-12-31
Ultragenyx Pharmaceutical Inc.
filed 2026-02-18
CIK 1515673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2025 was approximately $3.4 billion, based upon the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded as such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2026, the Company had 96,629,788 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders, to be held on or about May 14, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
our ability to address comments in the Complete Response Letter, or CRL, related to UX111 to the satisfaction of the U.S. Food and Drug Administration, or FDA, and the outcome of any resubmission of the Biologics License Application, or BLA;
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
•
our financial performance, including our expectations for profitability in 2027, and the expansion of our organization;
•
our ability to obtain supply of our products and product candidates;
•
the scalability and commercial viability of our manufacturing methods and processes;
•
developments and projections relating to our competitors and our industry;
•
our ability to achieve the anticipated savings from our recently announced restructuring plan;
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

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, outcomes or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
•
Commercialize through patient-focused global organization. We seek to commercialize our products throughout the developed world, in North America, the European Union, or the EU, the United Kingdom, or the U.K., Latin America, Türkiye, Asia, and select international markets. We have established our own commercial organization in these markets and a network of third-party distributors in smaller markets. We believe our commercial organization is highly specialized and focused, due to the nature of rare disease treatment.

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

In January 2026, we resubmitted our BLA seeking accelerated approval for UX111 (rebisufligene etisparvovec) as a treatment for patients with Sanfilippo syndrome Type A (MPS IIIA) to the FDA. The submission included substantial longer-term data on multiple measures of neurologic benefit to support an intermediate clinical endpoint for accelerated approval supported further by CSF heparan sulfate and other biomarker data, as agreed with the FDA during the last clinical review.

In February 2026, we received an Incomplete Response Letter, or IRL, from the FDA regarding our resubmitted BLA. The IRL requested additional supportive documentation related to our CMC responses to the CRL we received in July 2025. We plan to provide the requested documentation in a resubmission of the BLA.

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

In September 2025, we announced longer term Phase 3 data from the 48-week crossover period that demonstrated patients showed an even greater reduction in mean daily cornstarch intake, compared to the initial 48-week treatment period. In the crossover period, the DTX401 group (n=20) had a mean reduction in daily cornstarch intake of 61% at week 96 compared to baseline and the crossover group (n=19) had a mean reduction in daily cornstarch intake of 61% at week 96 compared to week 48. At the end of the crossover period, the DTX401 group saw a reduction in mean nighttime cornstarch of 70% compared to baseline and the crossover group saw a mean reduction of 75% compared to week 48. Two-thirds of participants across both groups eliminated at least one nighttime cornstarch dose following treatment with DTX401. At week 96, 83% (10 out of 12 patients) of the DTX401 group and 95% (18 out of 19 patients) of the crossover group reported “minimally improved” to “much improved” changes in disease burden as measured by the Patient Global Impression of Change (PGIC), a single item questionnaire that asked participants how their condition changed since the start of the study.

As of the data cut-off, glycemic control was maintained in participants treated with DTX401 despite significant reductions in daily cornstarch intake. DTX401 has demonstrated a consistent and acceptable safety profile with no new safety signals identified as of the data cut-off.

These results have been included in a rolling BLA submission that began in August 2025 and was completed in December 2025. The company expects a PDUFA action date in the third quarter 2026, based on FDA regulations.

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

In October 2025, we announced enrollment had begun in the Phase 2/3 Aurora study, which evaluates GTX-102 in other Angelman syndrome genotypes and ages.

Please see “—License and Collaboration Agreements—Clinical Product Candidates—GeneTx” for a description of our license agreement with GeneTx Biotherapeutics LLC, or GeneTx.

DTX301 (avalotcagene ontaparvovec) for the treatment of Ornithine Transcarbamylase, or OTC, deficiency

DTX301 is an AAV8 gene therapy product candidate, administered by a one-time IV infusion that is designed to deliver stable expression and activity of the OTC gene. DTX301 is being developed for the treatment of patients with OTC deficiency, which is the most common urea cycle disorder, and there are approximately 10,000 patients in the developed world with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. DTX301 has received Orphan Drug Designation in both the U.S. and in the EU and Fast Track Designation in the U.S.

In February 2025, we announced enrollment had been completed in the Phase 3 Enh3ance study of DTX301 for the treatment of OTC deficiency with a total of 37 patients randomized 1:1 to DTX301 or placebo. The co-primary endpoints are (i) the percentage of patients who achieve a response as measured by the change in 24-hour plasma ammonia levels and (ii) discontinuation or reduction ammonia-scavenger medications and protein-restricted diet. Based on the amended protocol, the change in 24-hour ammonia levels was measured through Week 36, after which the study unblinds and patients will be followed for a total of up to 64 weeks to determine the complete responders able to move safely to both ammonia-scavenger medications and protein-restricted diet control.

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

In September 2025, we completed enrollment of five patients in Cohort 4 in the ongoing, dose-finding, stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During Stage 1, the safety and efficacy of UX701 is being evaluated across four, sequential dosing cohorts (Cohort 1; 5.0 x 10^12 GC/kg; Cohort 2: 1.0 x 10^13 GC/kg: Cohort 3; 2.0 x 10^13 GC/kg and Cohort 4; 4.0 x 10^13 GC/kg). Data from Stage 1 of this study are expected in 2026.

UX143 (setrusumab) for the treatment of Osteogenesis Imperfecta, or OI

UX143 is a fully human monoclonal antibody administered by IV that inhibits sclerostin, a protein that acts on a key bone-signaling pathway by inhibiting the activity of bone-forming cells and promoting bone resorption. UX143 is being developed for the treatment of OI, or brittle bone disease, which is caused by variants in the COL1A1 or COL1A2 genes, leading to either reduced or abnormal collagen and changes in bone metabolism. There are an estimated 60,000 patients in the developed world affected by OI. UX143 has received orphan drug designation from the FDA and EMA Rare Pediatric Disease designation and Breakthrough Therapy Designation from the FDA, and was accepted into the EMA’s Priority Medicines, or PRIME, program. UX143 is subject to our collaboration agreement with Mereo.

In December 2025, we announced that the Phase 3 Orbit and Cosmic studies did not achieve their primary endpoint of reduction in annualized clinical fracture rate compared to placebo (Orbit) or bisphosphonates (Cosmic).

In January 2026, topline safety and efficacy data from both studies were presented and included data on bone mineral density, vertebral fractures, and patient reported outcomes on pain and physical function. Additional analyses are ongoing to determine if there is a potential path forward for the program.

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

With respect to GTX-102, there are currently no approved drugs for Angelman syndrome. Many patients take general treatments to try to manage specific symptoms, such as seizures or sleep disturbances, but there are no treatments available that address the underlying biology of the disease. We are aware of other preclinical and clinical development programs for Angelman syndrome, including Phase 3 program from Ionis, ION582 an ASO, Oak Hill Bio, rugonersen an ASO, Neuren Pharmaceuticals, NNZ-2591 an IGF-1 analog, and MavriX Bio, a gene therapy.

With respect to UX111, there are currently no approved pharmacologic treatments for patients with MPS IIIA. Patients receive supportive or symptomatic treatment, but these approaches generally do not prevent functional decline. We are aware of other gene therapies, including EGT-101, in Phase 1/2 for MPSIIIA by Esteve. In addition, Orchard Therapeutics (acquired by KKC) is developing OTL-201, an ex-vivo gene therapy in Phase 1/2 for MPSIIIA. We are also aware of enzyme replacement therapies, including DNL126, in Phase 1/2 by Denali, JR-441, in Phase 1/2 by JCR Pharma, and GC1130A/NP3011, in Phase 1 by GC Biopharma/Novel Pharma.

With respect to DTX401, there are currently no pharmacologic treatments for patients with GSDIa. We are aware of a gene editing program specifically for R83C variants, BEAM-301, in Phase 1/2 by Beam Therapeutics, and an mRNA therapy, mRNA-3745, in Phase 1 for GSDIa by Moderna.

With respect to DTX301, the current treatments for patients with OTC deficiency are nitrogen scavenging drugs and severe limitations in dietary protein. Drug therapy includes sodium phenylbutyrate (Buphenyl) and glycerol phenylbutyrate (Ravicti), both nitrogen scavengers that help eliminate excess nitrogen, in the form of ammonia, by facilitating its excretion. A novel formulation of sodium phenylbutyrate, ACER-001 by Acer Therapeutics, was approved in December 2022. During a metabolic crisis, patients routinely receive carbohydrate and lipid rich nutrition, including overnight feeding through a nasogastric tube, to limit bodily protein breakdown and ammonia production. In acute cases, ammonia must be removed by dialysis or hemofiltration. Liver transplant may also be a solution for OTC deficiency. In addition, we are aware of other clinical development programs for OTC deficiency including from Arcturus Therapeutics, ARCT-810 a mRNA, Bloomsbury, BGT-OTCD a gene therapy, iECURE, ECUR-506 a gene editor, and Camp 4, CMP-001 an ASO.

With respect to UX701, there are no currently approved treatments that address the underlying cause of Wilson disease. Many patients are on chelator therapies, but these fail to address the mutated ATP7B copper transporter gene. We are aware of a chelator, ALXN-1840, that is in Phase 3 for Wilson disease by Monopar Therapeutics, and a gene therapy LY-M003, in Phase 1 by LingYiMed.

With respect to UX143, there are currently no approved drugs for OI. Most pediatric patients with OI are managed with off-label use of bisphosphonates to increase bone density and reduce frequency of bone fracture. We are aware of another anti-sclerostin antibody, romosozumab, that is in Phase 3 clinical testing by Amgen, AGA2115, a bispecific sclerostin & DKK-1 antibody in Phase 2 by Angitia Bio, and a mesenchymal stem cell program in Phase 1/2 by Boost Pharma.

License and Collaboration Agreements

Our products and some of our current product candidates have been either in-licensed from academic institutions or derived from partnerships with other pharmaceutical companies. Following is a description of our significant license and collaboration agreements. Potential obligations under these agreements are further described in "Note 8. License and Research Agreements" to the Consolidated Financial Statements.

Approved Products

Kyowa Kirin Co., Ltd.

In August 2013, we entered into a collaboration and license agreement with KKC. Under the terms of this collaboration and license agreement, as amended, we and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the Profit-Share Territory, and in the EU, U.K., and Switzerland, or the European Territory, and we have the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America. In the field of orphan diseases, and except for ongoing studies being conducted by KKC, we were the lead party for development activities in the Profit-Share Territory and in the European Territory until the applicable transition date. We shared the costs for development activities in the Profit-Share Territory and the European Territory conducted pursuant to the development plan before the applicable transition date equally with KKC. In April 2023, which was the transition date for the Profit-Share Territory, KKC became the lead party and became responsible for the costs of the development activities. However, we will continue to share the costs of the studies commenced prior to the applicable transition date equally with KKC. Crysvita was approved in the EU and U.K. in February 2018 and was approved by the FDA in April 2018. As described below, we and KKC shared commercial responsibilities and profits in the Profit-Share Territory until April 2023, KKC has the commercial responsibility in the European Territory, and we are responsible for commercializing Crysvita in Latin America and Türkiye.

In the Profit-Share Territory, KKC booked sales of products and we had the sole right to promote the products, with KKC having the right to increasingly participate in the promotion of the products until the transition date of April 2023, which was five years from commercial launch. The parties subsequently agreed that we would have the right to continue to support KKC in commercial field activities in the U.S. through January 31, 2025. After January 31, 2025, our rights to promote Crysvita in the U.S. are limited to medical geneticists and we solely bear our expenses for the promotion of Crysvita in the Profit-Share Territory. See “Item I.A. Risk Factors” for additional information on the risks related to our dependency on KKC for the commercialization of Crysvita in the Profit-Share Territory. In the European Territory, KKC books sales of products and has the sole right to promote and sell the products, with the exception of Türkiye. In Türkiye, we have rights to commercialize Crysvita and KKC has the option to assume responsibility for such commercialization efforts. In Latin America, we book sales of products and have the sole right to promote and sell the products.

Under the collaboration agreement, KKC manufactures and supplies Crysvita for sales in Latin American territories and we pay KKC a transfer price based on net sales. We also pay KKC a royalty on net sales in Latin America. The remaining profit or loss from commercializing products in the Profit-Share Territory was shared between us and KKC until April 2023. In April 2023, commercialization responsibilities for Crysvita in the Profit-Share Territory transitioned to KKC and KKC assumed responsibility for the commercialization of Crysvita in the Profit-Share Territory at and after April 2023. Thereafter, we are entitled to receive a revenue share intended to approximate the profit-share. Our and KKC’s obligations to pay royalties will continue on a country-by-country basis for so long as we or KKC, as applicable, are selling products in such country.

In July 2022 and November 2025, we sold to OCM LS23 Holdings LP, an investment vehicle for the Ontario Municipal Employees Retirement System, or OMERS, a percentage of the future royalty payments based on net sales of Crysvita in the U.S. and Canada, subject to caps, with payments beginning in April 2023 and January 2028, respectively.

KKC pays us a royalty based on net sales in the European Territory. We subsequently sold this interest to RPI Finance Trust, an affiliate of Royalty Pharma, in December 2019.

The collaboration and license agreement will continue for as long as products in the field of orphan diseases are sold in the Profit-Share Territory, European Territory, Türkiye, or Latin America, unless the agreement is terminated in accordance with its terms.

KKC may terminate the agreement in certain countries or territories based upon our failure to meet certain milestones. Furthermore, either party may terminate the agreement for the material breach or bankruptcy of the other party. In any event of termination by KKC, unless such termination is the result of KKC’s termination for certain types of breach of the agreement by us, we may receive royalties on net post-termination sales by KKC in one or more countries or territories, the amount of which varies depending on the timing of, and reason for, such termination. In any event of termination, our rights to Crysvita under the agreement and our obligations to share development costs will cease, and the program will revert to KKC, worldwide if the agreement is terminated as a whole or solely in the terminated countries if the agreement is terminated solely with respect to certain countries.

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

Under the license agreement, we are obligated to pay to SLU a royalty on net sales of the licensed products in Europe and Japan, subject to certain potential deductions. Our obligation to pay royalties to SLU in these territories continues until the expiration of any orphan drug exclusivity.

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

We are also obligated to pay a royalty on net sales to BRI, subject to certain reductions and offsets. Our obligation to pay royalties to BRI continues on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the first regulatory exclusivity granted with respect to such product in such country or the expiration of the last-to-expire licensed patent claiming such product in such country, in each case in connection with approval in such country for LC-FAOD or an orphan disease covered by our license from BRI.

Regeneron

In January 2022, we entered into a collaboration agreement with Regeneron to commercialize Evkeeza for HoFH outside the U.S. Under the agreement, we received rights to develop, commercialize, and distribute the product for HoFH in countries outside the U.S. Regeneron supplies the product and charges a product purchase price.

We are obligated to pay for certain future regulatory and sales milestones, if achieved. We may share in certain costs for global trials led by Regeneron, and also received the right to opt into other potential indications.

Clinical Product Candidates

REGENXBIO Inc.

In October 2013, we entered into an exclusive license agreement with REGENXBIO Inc., or REGENX, under which we were granted an option to develop products to treat OTC deficiency and GSDIa. Under the 2013 license agreement, REGENX granted us an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indications, subject to certain exclusions. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. Under the 2013 license agreement, we pay or will pay REGENX an annual maintenance fee and certain milestone fees per disease indication, royalties on net sales of licensed products, and milestone and sublicense fees, if any, owed by REGENX to its licensors as a result of our activities under the 2013 license agreement. We are required to develop licensed products in accordance with certain milestones. In the event that we fail to meet a particular milestone within established deadlines, we can extend the relevant deadline by providing a separate payment to REGENX. This license agreement was terminated for certain indications in November 2025.

In March 2015, we entered into an option and license agreement with REGENX, which was subsequently amended, pursuant to which we have an exclusive worldwide license to make, have made, use, import, sell, and offer for sale licensed products to treat Wilson disease and CDKL5 deficiency. This option and license agreement was terminated in November 2025.

University of Pennsylvania

In May 2016, we entered into a research, collaboration and license agreement with the University of Pennsylvania, or UPENN, under which we are collaborating on the pre-clinical development of gene therapy products for the treatment of phenylketonuria and Wilson disease, each, a Subfield. Under the agreement, we were granted an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, and a non-exclusive, worldwide, royalty-bearing right and license to certain UPENN intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the agreement. We will fund the cost of the research program and will be responsible for clinical development, manufacturing and commercialization of each Subfield. In addition, we are required to make milestone payments if certain development milestones are achieved over time. We will also make milestone payments for product approvals, if certain commercial milestones are achieved, and will pay royalties on net sales of each Subfield’s licensed products.

GeneTx

In August 2019, we entered into a Program Agreement and a Unitholder Option Agreement with GeneTx, as subsequently amended, or Option Agreement, to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. In July 2022, we exercised our option to acquire GeneTx, pursuant to the terms of the Option Agreement. During the year ended December 31, 2024, we achieved a regulatory milestone upon the initiation of the Phase 3 Aspire clinical study for GTX-102. We are obligated to pay additional regulatory approval milestones for the achievement of U.S. and EU product approvals and commercial milestone payments based on annual worldwide net product sales, contingent upon the achievement of the milestones. We will also pay royalties based on licensed product annual net sales. If we receive and resell an FDA priority review voucher, or PRV, in connection with a new drug application approval, GeneTx unitholders are entitled to receive a portion of proceeds from the sale of the PRV or a cash payment from us, if we choose to retain the PRV.

As part of our acquisition of GeneTx, we assumed a License Agreement with Texas A&M University, or TAMU. We have recognized certain clinical milestones under the TAMU agreement, and have obligations for future milestones, if achieved, a nominal annual license fee, as well as royalties on net sales.

Mereo

In December 2020, we entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab. Under the terms of the agreement, we will lead future global development of setrusumab in both pediatric and adult patients with OI and were granted an exclusive license to develop and commercialize setrusumab in the U.S., Türkiye, and the rest of the world, excluding the EEA, UK, and Switzerland, or the Mereo Territory, where Mereo retains commercial rights. Each party will be responsible for post-marketing commitments and commercial supply in their respective territories.

Upon the closing of the transactions under the License and Collaboration Agreement with Mereo in January 2021, we made an upfront payment to Mereo. We have recognized certain regulatory milestones and have future obligations for additional regulatory and sales milestones under the agreement, if achieved. We will pay for all global development costs as well as royalties to Mereo on net sales in the U.S., Türkiye, and the rest of the world, and Mereo will pay us a royalty on net sales in the Mereo Territory. If we receive and resell an FDA PRV in connection with a new drug application approval, Mereo is entitled to receive a portion of proceeds from the sale of the PRV or a cash payment from us, in the event we choose to retain the PRV.

In December 2024, we entered into a manufacturing and supply agreement with Mereo where we are responsible for the supply of setrusumab to Mereo in the Mereo territory. Mereo is responsible for reimbursing us for a portion of the manufacturing process development costs as well as future commercial supply costs.

Abeona

In May 2022, we announced an exclusive License Agreement with Abeona for an AAV gene therapy for the treatment of MPS IIIA, or UX111. Under the terms of the agreement, we assumed responsibility for the UX111 program and in return, we are obligated to pay Abeona certain UX111-related prior development costs and other transition costs. Abeona is eligible to receive royalties on net sales and commercial milestone payments following regulatory approval of the product. Additionally, we entered into an Assignment and Assumption Agreement with Abeona to transfer and assign to us the exclusive license agreement between Nationwide Children’s Hospital, or NCH, and Abeona for certain rights related to UX111. Under this agreement, NCH is eligible to receive from us development and regulatory milestones as well as royalties of net sales.

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

As of December 31, 2025, we own, jointly own, or have exclusive rights to more than 300 issued and in-force patents (not including individually validated national patents in European Patent Convention member countries) that cover one or more of our products or product candidates, methods of their use, or methods of their manufacture, including more than 50 in-force patents issued by the U.S. Patent and Trademark Office, or the USPTO. Furthermore, as of December 31, 2025, we own, jointly own, or have exclusive rights to more than 300 pending patent applications, including more than 50 pending U.S. applications.

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

The exclusivity positions for our commercial products and our clinical-stage product candidates as of December 31, 2025, are summarized below.

Product	Territory(1)	Exclusivity(2)	Expiration
Crysvita® (burosumab)	U.S.	Patent: Crysvita antibody and sequences	Apr 2032
		Patent: Methods of treating XLH and TIO	May 2035
		FDA biologics exclusivity	Apr 2030
		FDA orphan exclusivity for TIO	Jun 2027
Mepsevii® (vestronidase alfa)	U.S.	Patent: Mepsevii enzyme and methods of treating MPS VII	Mar 2035
		FDA biologics exclusivity	Nov 2029
Dojolvi® (triheptanoin)	U.S.	Patent: Triheptanoin compositions	Apr 2029
		Patent: Pharmaceutical-grade triheptanoin	Nov 2034
		FDA orphan exclusivity for LC-FAOD	Jun 2027
Evkeeza® (evinacumab)	Europe	Patent: Evkeeza antibody and sequences	Jun 2036(3)
		Patent: Methods of treating atherosclerosis	Feb 2037
		Patent: Methods of treating familial hypercholesterolemia	Apr 2037
		EMA marketing exclusivity	Jun 2031

(1) Unless otherwise indicated, the table reflects exclusivity positions in the U.S. Evkeeza is included on an ex-U.S. basis, as we only hold commercialization rights outside the U.S. The Company maintains patent and regulatory exclusivities in multiple jurisdictions worldwide.

(2) One or more patents with the same or earlier expiration dates may fall under the same general subject matter and are not listed separately.

(3) Expiration date following term extension provided by SPC in most European countries; this expiration date has additionally been extended by six months to Dec 2036 in certain European countries via a PIP extension.

DTX401 (pariglasgene brecaparvovec)

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

GTX-102 (apazunersen)

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

UX701 (rivunatpagene miziparvovec)

We have an exclusive license from UPENN to a patent family filed in the U.S. and several foreign jurisdictions relating to AAV vectors containing certain regulatory and coding sequences packaged in UX701; this patent family includes two issued U.S. patents expiring in 2039 (not accounting for any available PTE). Beyond this in-license, we own a patent family covering AAV vectors expressing a novel truncated version of the ATP7B protein produced by UX701; this patent family includes an issued U.S. patent expiring in 2042 (not accounting for any available PTE).

Trademarks

We own registered trademarks covering the Ultragenyx mark in the U.S. and multiple other jurisdictions. We also own registered trademarks in the U.S. and other territories relating to our Mepsevii and Dojolvi brand names for vestronidase alfa and triheptanoin, respectively. We additionally have licenses from KKC and Regeneron to registered trademarks covering the Crysvita and Evkeeza brand names, respectively, in territories where we have rights to commercialize these products.

Other

We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our ownership of know-how and trade secrets through an active program of legal mechanisms including assignments, confidentiality agreements, material transfer agreements, research collaborations, and licenses.

Manufacturing

Our manufacturing network is a combination of internal capabilities and external contract management and development organization, or CDMO, partners. We believe this hybrid approach optimizes our capital investments while leveraging mature CDMO networks depending on the technical modality. For our AAV gene therapy products, we have the capabilities to manufacture and test our own drug substance and drug products while also leveraging CDMO partners.

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

Products

Mepsevii

The Mepsevii drug substance is manufactured by Rentschler Biopharma SE, or Rentschler, under non-exclusive commercial supply and services agreements. The cell line to produce Mepsevii is specific for this product and is in our control and stored in multiple secure locations. The drug product is manufactured by BSP Pharmaceuticals, our CDMO partner. All other raw materials are commercially available.

Crysvita

The drug substance and drug product for burosumab are made by KKC in Japan under the collaboration and license agreement and supply agreements with KKC. The cell line to produce burosumab is specific for this product and is in KKC’s control. All other raw materials are commercially available.

Dojolvi

The pharmaceutical-grade drug substance for Dojolvi is manufactured by IOI Oleo GmbH, or IOI Oleo, in Germany under an exclusive worldwide supply agreement. The drug product is manufactured by Patheon Pharma Services by ThermoFisher Scientific, our CDMO partner. The transfer of drug product manufacturing sites was completed during the fourth quarter of 2025.

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

Product Candidates

The drug substances and drug products for our product candidates are manufactured at our gene therapy manufacturing facility and by using our network of GMP contract manufacturing organizations, or CMOs, which are carefully selected and actively managed for high quality, reliable clinical supply. The CMOs are located in Western Europe or North America.

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

A PIP and/or a request for waiver (for example, because the relevant disease or condition occurs only in adults) or deferral (for example, until enough information to demonstrate its effectiveness and safety in adults is available), is required for submission prior to submitting an MAA. A PIP describes, among other things, proposed pediatric studies and their timing relative to clinical studies in adults and an MAA must comply with the PIP to be validated.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures in the U.S. and globally. For example, the One Big Beautiful Bill Act of 2025, or OBBBA, enacted changes to Medicaid eligibility, cost-sharing, and financing that could result in relatively lower reimbursement due to decreased beneficiary enrollment and budgetary pressures.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the U.S. Department of Health and Human Services, or HHS, and other agencies to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs.

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

Customers

Our customers include collaboration partners, drug wholesalers, and retail pharmacy distributors. For the year ended December 31, 2025, 45% of our total revenues were generated by our collaboration partner KKC.

Human Capital

General Information

As of December 31, 2025, we had 1,371 total employees, of which 916 are in research and development and 455 are in sales, general, and administrative. Further, 1,144 employees are based in the U.S., including at our facilities in Novato, California, Brisbane, California, Somerville, Massachusetts, Bedford, Massachusetts, and Woburn, Massachusetts, and 227 employees are based at our international locations. The majority of new employees hired during the year ended December 31, 2025 were to support and extend our clinical and preclinical pipeline, our in-house manufacturing capacities for our GTMF, as well as our commercialization activities, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. We believe our relationship with our employees to be generally good. We have not experienced any material employment-related issues or interruptions of services due to labor disagreements and are not a party to any collective bargaining agreements.

In February 2026, we initiated a strategic restructuring plan to significantly reduce expenses, which includes a 10% workforce reduction of approximately 130 employees across the company. We regularly evaluate our business needs and opportunities and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers.

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
•
Our future financial performance depends on the successful commercialization of our products and product candidates.
•
We may need to raise additional capital to fund our activities.
•
Clinical drug development is a lengthy, complex, and expensive process with uncertain outcomes.
•
We may experience delays in commercialization of our products if we do not achieve our projected development goals.
•
We may experience difficulty in enrolling patients.
•
The regulatory approval processes are lengthy and inherently unpredictable.
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
•
We are dependent on KKC for the supply and commercialization of Crysvita in certain major markets.
•
We rely on third parties to manufacture our products and product candidates.
•
The failure to supply by any of our single-source suppliers could adversely affect our business.
•
The actions of distributors and specialty pharmacies could affect our ability to sell or market products profitably.
•
Our revenue may be adversely affected if the market opportunities for our products are smaller than expected.
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
•
We may face competition from biosimilars or from generic versions of our small-molecule products and product candidates.
•
We could lose license rights that are important to our business if we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties.
•
We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors.
•
Changes to patent laws in the U.S. and other jurisdictions could diminish the value of patents in general.
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
•
Changing regulatory standards may make it difficult to accurately predict the likelihood of obtaining marketing approval.
•
We may fail to comply with laws and regulations or changes in laws and regulations could adversely affect our business.
•
Increasing use of social media could give rise to additional liability;
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
•
We may experience unexpected costs or not achieve our anticipated savings from our recently announced strategic restructuring plan.
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
•
We face general risks related to additional tax liabilities related to our operations, our ability to use our net operating loss carryforwards, costs of litigation, stockholder activism and scrutiny regarding our ESG practices and disclosures.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses and expect to continue to incur operating losses in the near term.

Since inception, we have been engaged in substantial research and development and capital investments, and we have operated at an operating loss each year and expect to continue doing so in the near term. While we currently expect to achieve profitability in 2027, our expectations are based on a variety of assumptions, and actual results, including whether we achieve profitability on our expected timeline or at all, may materially differ from our expectations. Our operating results, including our ability to achieve profitability, will depend, in part, on non-recurring events, our ability to obtain regulatory and marketing approval of our product candidates and within our anticipated timeframes, the success of our commercialization efforts, and the rate of our future expenditures. We anticipate that our expenses could increase if and as we, among other things:

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

Our future financial performance depends on the successful commercialization of our products and product candidates.

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
•
developing a sustainable and scalable manufacturing process for our products and establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) product supply to support market demand for our products;
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
•
negotiating favorable terms, including commercial rights, in collaboration, licensing, or other arrangements; and
•
maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how.

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

As of December 31, 2025, our available cash, cash equivalents, and marketable securities were $737 million. We may need additional capital to continue to commercialize our products, and to develop, obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Funding Requirements” for additional information on the factors affecting our funding requirements.

Any additional fundraising efforts may divert our management’s attention from their day-to-day activities, which can adversely affect our ability to develop our product candidates and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which are often impacted by changes in macroeconomic conditions, including changing interest rates, inflation and market instability arising from political and trade tensions (including government shutdowns). The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. If we incur debt, it could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We have in the past sought and may in the future seek funds through a sale of future royalty payments similar to our transactions with Royalty Pharma and OMERS or through collaborative partnerships, strategic alliances, and licensing or other arrangements, such as our transaction with Daiichi Sankyo Co., Ltd. and we may be required to relinquish rights to some of our technologies or product candidates, future revenue streams, research programs, and other product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, complex, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We have also had difficulties in recruiting clinical site investigators and clinical staff for our studies, and may continue to experience such difficulties. Additionally, a failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks or fail in subsequent clinical studies. The safety or efficacy results generated to date in clinical studies do not ensure that later clinical studies will demonstrate similar results. For example, in December 2025, we announced that our UX143 Phase 3 Orbit and Cosmic studies did not achieve their primary endpoints despite promising Phase 2 results, and as a result, we are implementing significant expense reductions. In addition, we have reported and expect to continue to report preliminary or interim data from our clinical trials. Preliminary or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Such data may show initial evidence of clinical benefit, but as patients continue to be assessed and more patient data become available, there is a risk that any therapeutic effects are no longer durable in patients and/or decrease over time or cease entirely. As a result, preliminary or interim data should be considered carefully and with caution until the final data are available. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often devise newly-defined endpoints to be tested in our studies, which can lead to subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we have also been required to, or have chosen to, conduct certain studies on an open-label basis. We have in the past, and may in the future, elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results and potentially result in denial of approval.

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
•
imposition of a clinical hold by regulatory agencies;
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

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our products. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for three products that we have developed, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval. Further, as the clinical trial requirements and criteria of regulatory authorities vary substantially according to the type, complexity, novelty and intended use and market of the product candidates, the regulatory approval process for novel product candidates, such as our gene therapy product candidates, can be more expensive and take longer than for other product candidates, leading to fewer product approvals. To date, very few gene therapy products have received regulatory approval in the U.S. or Europe. The regulatory framework and oversight over development of gene therapy products has evolved and may continue to evolve in the future. For more information, see “Item 1. Business – Government Regulation” above.

To obtain regulatory approval in the U.S. and other jurisdictions, we must comply with numerous and varying requirements regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies (including good clinical practices), commercial sales, pricing, and distribution of our product candidates, as described in “Item 1. Business – Government Regulation” of this Annual Report. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. In addition, approval policies, regulations, positions of the regulatory agencies on study design and/or endpoints, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, which may cause delays in the approval or the decision not to approve an application. Communications with the regulatory agencies during the approval process are also unpredictable; favorable communications early in the process do not ensure that approval will be obtained and unfavorable communications early on do not guarantee that approval will be denied.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Changes in the leadership of the FDA and other federal agencies under the current administration, including return-to-office policy, hiring freeze, and other policies, may lead to changes in the operations of the FDA, which may have a material impact on the industry and our clinical development plans. There have been widespread layoffs across various governmental agencies, including at the FDA, and other employees, including senior leaders at certain agencies, have resigned in response to the reforms, the full impact of which is unclear at this time. In addition, there is uncertainty around the funding, functioning and policy priorities of various governmental agencies, including the FDA. Disruptions or changes in how the FDA operates due to these policies could result in delays in FDA review or approval of our product candidate applications. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
failure to comply with an agreed upon PIP which is a condition of marketing authorization in the EU; and
•
the approval policies or regulations of regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

As described in “Item 1. Business – Government Regulation”, we seek Fast Track, Breakthrough Therapy designation, RMAT designation, PRIME scheme access or Priority Review designation for our product candidates if supported by the results of clinical trials. Designation as such is within the discretion of the relevant regulatory agency. Accordingly, even if we believe one of our product candidates meets the criteria for one of these designations, the agency may disagree and instead determine not to make such designation. The receipt of such a designation for a product candidate also may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure that the product will ultimately be approved by the regulatory authority. In addition, the FDA may later decide that the products no longer meet the conditions for qualification as either a Fast Track product, RMAT, or a Breakthrough Therapy or, for Priority Review products, decide that period for FDA review or approval will not be shortened. Furthermore, with respect to PRIME designation by the EMA, PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies or further development, and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign authorities, or a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, restricted distribution, a communication plan for healthcare providers, and/or other elements to assure safe use. Our product candidates are in development and the safety profile has not been established. Further, as one of the goals of Phase 1 and/or Phase 2 clinical trials is to identify the highest dose of treatment that can be safely provided to study participants, adverse side effects, including serious adverse effects, have occurred in certain studies as a result of changes to the dosing regimen during such studies and may occur in future studies. Results of our studies or investigator-sponsored trials that reveal a high and unacceptable severity and prevalence of adverse side effects can lead to suspension or termination, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

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

The manufacturing process used to produce our gene therapy product candidates is novel, complex, and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, malfunctions of internal information technology systems, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, geopolitical instability, disruption in utility services, human error or disruptions in the operations of our suppliers. There are only a small number of CMOs with the experience necessary to manufacture our gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited.

Our gene therapy product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as gene therapy product candidates generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate is consistent from lot to lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly, and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, noncompliance with regulatory requirements, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

We face an inherent risk of product liability exposure related to the testing of our approved products and product candidates in human clinical trials, as well as in connection with commercialization of our products. If we cannot successfully defend ourselves against claims that any of our approved products or product candidates caused injuries, we could incur substantial liabilities. There can be no assurance that our product liability insurance, which provides coverage in the amount of $15 million in the aggregate, will be sufficient in light of our current or planned clinical programs. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or losses may exceed the amount of insurance that we carry. A product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our products, and decreased demand for our products.

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

Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require regulatory clearance or approval prior to commercialization. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review in jurisdictions in which we operate may cause delays in the approval, clearance or rejection of an application. Given our limited experience in developing and commercializing diagnostics, we expect to rely in part or in whole on third parties for companion diagnostic design and commercialization. We and our collaborators may encounter difficulties in developing and obtaining approval or clearance for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates.

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

We have relied upon and plan to continue to rely upon third parties, including CROs, collaborative partners, and independent investigators to analyze, collect, monitor, and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates regarding costs and efforts completed, and we control only certain aspects of their activities. We and our CROs and other vendors and partners are required to comply with GMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in development. If we or any of our CROs or other vendors and partners, including the sites at which clinical studies are conducted, fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may deny approval and/or require us to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the approval process. We cannot make assurances that a given regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with products produced under GMP regulations. Failure to comply with GLP, GMP, or GCP regulations may result in denial for approval of our product candidates and/or we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative vendors or do so on commercially reasonable terms. Switching or adding additional vendors involves additional cost and requires management time and focus, which can lead to, delays and materially impacting our ability to meet our desired clinical development timelines. Our efforts to manage our relationships with our vendors and partners can provide no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and business prospects.

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
•
KKC may make decisions regarding the indications for our product candidates or regarding market access and pricing in countries where it has the sole right to commercialize the product candidates that limit or negatively impact our commercialization efforts in those countries or in countries where we have the right to commercialize our product candidates;
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
•
if KKC were to breach or terminate the agreement with us, we would no longer have any rights to develop or commercialize Crysvita or such rights would be limited to non-terminated countries, which would adversely affect our potential revenue from licensed products; and
•
the timing and amounts of expense reimbursement that we may receive are uncertain, and the total expenses for which we are obligated to reimburse KKC may be greater than anticipated.

We rely on third parties to manufacture our products and our product candidates and we are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit the supply of our products and product candidates.

We rely on third parties to manufacture, store and distribute our products and product candidates and, although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See the risk factor above entitled “- Our products are subject to regulatory scrutiny, even after approval.” Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent or mitigate a possible disruption of the manufacture of the materials necessary to produce our products and product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers.

Further, manufacturers that produce our products and product candidates may not have experience producing at commercial levels and may not produce our products and product candidates at the cost, quality, quantities, locations, and timing needed to support profitable commercialization. We have not yet secured manufacturing capabilities for commercial quantities of all of our product candidates and may be unable to negotiate binding agreements with manufacturers to support our commercialization activities on commercially reasonable terms. Even if our third-party product manufacturers develop acceptable manufacturing processes that provide the necessary quantities of our products and product candidates in a compliant and timely manner, the cost to us for the supply of our products and product candidates manufactured by such third parties may be high and could limit our profitability. For instance, KKC is our sole supplier of commercial quantities of Crysvita. The supply price to us for commercial sales of Crysvita in Latin America is 30% of net sales, which is higher than the typical cost of sales for companies focused on rare diseases.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us, ceases operations, is acquired, enters into exclusive arrangements with a competitor or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and supply agreements and Regeneron pursuant to a supply agreement. Further, single source suppliers are also used for our gene therapy programs and for Dojolvi. We cannot provide assurances that qualifying alternate sources, if available at all, for any of our drug substances and drug products, and establishing relationships with such sources would not result in significant expense, supply disruptions or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business. Furthermore, geopolitical tensions with China, including the recently enacted BIOSECURE Act, which, among other things, prohibits U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain designated “biotechnology companies of concern” as determined by the Office of Management and Budget, , could lead to our competitors and other companies moving to suppliers outside of China, including to our current suppliers. Significant increases in business at our single source suppliers resulting from such activities could adversely limit capacity at such suppliers to manufacture our products or result in price increases, interruptions or delays of our products.

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

We focus our research and product development on treatments for rare and ultra-rare genetic diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with the rare and ultra-rare genetic diseases we are targeting. Some of our current products or clinical programs may also be most appropriate for patients with more severe forms of their disease. For instance, while adults make up the majority of the XLH patients, they often have less severe disease that may reduce the penetration of Crysvita in the adult population relative to the pediatric population. Given the overall rarity of the diseases we target, it is difficult to project the prevalence of the more severe forms, or the other subsets of patients that may be most suitable to address with our products and product candidates, which may further limit the addressable patient population to a small subset. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are very small, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

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

As we increase the number and range of our commercialized products, particularly as we prepare for launches of our first gene therapy products, we will need to expand our commercial and support teams to include additional expertise in those products. We may also experience additional complexities in our sales process and strategy and may encounter difficulties in allocating sufficient resources to sales and marketing of certain products. Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our product candidates. As such, we may be required to hire larger teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product sales to sustain our business. We face competition from companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our products must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve regulatory approval. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours, assuming approval. Sales of our products depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our products. For example, deteriorating economic conditions and political instability in certain Latin American countries and in Türkiye continue to cause us to experience significant delays in receiving approval for reimbursement for our products and consequently impact our product commercialization timelines in such regions. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise. In addition, we do not know the reimbursement rates until we are ready to market the product and we actually negotiate the rates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the Centers for Medicare & Medicaid Services, or CMS, an agency within the HHS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or private payors will decide with respect to reimbursement for products such as ours, especially our gene therapy product candidates as there is a limited body of established practices and precedents for gene therapy products. Furthermore, the OBBBA effected changes to Medicaid eligibility, cost sharing and financing that could result in relatively lower reimbursement due to decreased beneficiary enrollment and budgetary pressures.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries will put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in foreign markets, the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits. The timing to complete the negotiation process in each country is highly uncertain, and in some instances can exceed several months. Even if a price can be negotiated, countries frequently request or require reductions to the price and other concessions over time, including retrospective “clawback” price reductions. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, clawbacks and free products for a portion of the expected therapy period. For example, in France, we estimate clawback reserves on Dojolvi and Evkeeza based on current regulations, our estimate of pricing on approval of Dojolvi and Evkeeza and other factors. However, if pricing is approved at levels lower than estimated, if at all, or if there are further changes in the regulatory framework, we may be required to pay back amounts higher than clawback reserves and reverse revenue that has been previously recorded.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, including the impact from the Inflation Reduction Act of 2022, and statements and actions by elected officials. In addition, in May 2025, the Trump Administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the HHS and other agencies to communicate most-favored-nation price, or MFN, targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capital. CMS also announced plans to extend MFN pricing to state Medicaid programs in exchange for those programs adopting uniform coverage criteria. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and in-licensed patents or pending applications, or that we or our licensors were the first to file for patent protection of such inventions.

In 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and introduced significant changes to the prosecution of U.S. patent applications and to the procedures for challenging U.S. patents. The effects of these changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the maintenance, enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Outside the U.S., there have been changes to patent laws in certain jurisdictions that could impair our ability to obtain, maintain, or enforce our patents in those territories. For instance, Europe’s new Unitary Patent system and Unified Patent Court, or the UPC, may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, as part of the European Patent Package, or the EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum in which to seek central revocation of our European patents and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing some of the benefits of the new unified court.

If we are unable to maintain effective proprietary rights for our products, product candidates, or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our products or product candidate discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect. The confidentiality agreements entered into with our employees, consultants, scientific advisors, contractors and other third parties may not be sufficient to protect our proprietary technology and processes. This increases the risk that such trade secrets may become known by our competitors or may be inadvertently incorporated into the technology of others.

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

The assignment agreements we enter into with our employees and consultants to assign their inventions to us, and the confidentiality agreements we enter into with our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology does not necessarily assure that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

Furthermore, our efforts to assess our employees, consultants, and independent contractors and prevent their use of the proprietary information or know-how of others, including former employers, in their work for us may not be successful, and we may in the future be subject to claims that such persons have wrongfully used or disclosed confidential information of third parties. Any resulting litigation could lead to, among other things, paying monetary damages, the loss of intellectual property rights or personnel, or substantial costs and the distraction of management and other personnel, any of which could adversely impact our business.

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

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be valid and relevant to certain methods that may be used in the manufacture or delivery of one or more of our gene therapy product candidates. There is a risk that one or more third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtain a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved, innovator small-molecule product such as Dojolvi. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s finding of safety and effectiveness of a previously approved innovator small-molecule product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Innovative small-molecule drugs may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, and seven years for orphan drugs) , which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b)(2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the “Orange Book.” If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents must include in the ANDA or 505(b)(2) what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

In addition, we have in-licensed various patents and patent applications owned by the University of Pennsylvania relating to our DTX301, and UX701 product candidates. Some of these patents and patent applications are licensed by REGENX and sublicensed to us. We do not have the right to control the prosecution of these patent applications, or the maintenance of any of these patents. In addition, under our agreement with REGENX, we do not have the first right to enforce the licensed patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use the licensed patents to exclude others from commercializing competitive products. Moreover, REGENX and the University of Pennsylvania may have interests which differ from ours in determining whether to enforce and the manner in which to enforce such patents.

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

Competitors may infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. For example, in September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay. See “Item 3. Legal Proceedings” below for more information regarding our suit. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Filing, prosecuting, and defending patents on our products or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Further, licensing partners such as KKC and Regeneron may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We are dependent on Emil D. Kakkis, M.D., Ph.D., our Founder, President, and Chief Executive Officer, the loss of whose services may adversely impact the achievement of our objectives. Dr. Kakkis could leave our employment at any time, as he is an “at will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. In addition, failure to succeed in preclinical or clinical studies may make it more challenging to recruit and retain qualified personnel. Further, our recent strategic restructuring plan and workforce reduction could lead to additional recruitment challenges as well as increase in turnover of key employees. The inability to recruit and retain qualified personnel, or the loss of the services of Dr. Kakkis or any of other member of our executive leadership team or other key employee, may impede the progress of our research, development, and commercialization objectives.

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

Even though we have orphan drug designation for UX111, UX143, DTX301, DTX401 and UX701 in the U.S. and Europe and for GTX 102 in the U.S., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Additionally, there may be future healthcare reform measures that reduce the exclusivity protections provided to already approved biological products.

Our operating results would be adversely impacted if our intangible assets become impaired.

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded intangible assets related to our licenses for Dojolvi and Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through December 31, 2025.

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

Because we have limited financial and managerial resources, we focus our sales, marketing and research programs on certain products, product candidates or for specific indications. As a result, we may forego or delay pursuit of opportunities with other products or product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities and, even if our resources are allocated properly, may not necessarily lead to any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Regulatory standards are subject to change over time, making it difficult to accurately predict the likelihood of marketing approval even when clinical trials meet their endpoints.

Regulatory standards are promulgated by various government entities and are subject to change based on factors such as scientific developments, public perceptions of risk, and political forces. Because clinical trials often take years to complete, it is sometimes possible for standards that exist during the conception and initiation of a clinical trial to change before the clinical trial is completed or reviewed by government regulators. For example, we may initiate clinical trials that are designed to show benefits on relatively short-term endpoints, but ultimately be required to show benefits in longer-term outcome studies. While some government entities have safeguards intended to ensure standards agreed upon by sponsors and regulators at the outset of a clinical trial are applied during regulatory review processes, those safeguards generally permit regulators to apply more rigorous standards where regulators believe doing so is necessary. As such, there can be no assurance that regulatory standards that are appropriate at the outset of a clinical trial program will not become more rigorous during the regulatory approval process and could potentially result in a delayed approval or denial of marketing authorization.

In addition, the FDA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In June 2024, the Supreme Court overruled the Chevron doctrine, which had given deference to regulatory agencies’ statutory interpretations of ambiguous regulations in litigation against federal government agencies, such as the FDA. The overruling of the Chevron doctrine may significantly increase the number of challenges brought by companies and other stakeholders against federal agencies such as the FDA and its longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation,” was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles (RDEP) program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain faster approval than us, our competitive position may be harmed. The FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

Failure to comply with laws and regulations could harm our business and our reputation.

Our business is subject to evolving regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, privacy and security laws and regulations, AI-related laws and regulations, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the U.S., and in other circumstances these requirements may be less stringent than those in the U.S.

In particular, our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations; patient and non-patient privacy laws and regulations, including the European General Data Protection Regulation (EU) 2016/679, or GDPR, in the EEA, the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018, or the UK GDPR, in the UK, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the California Consumer Privacy Act of 2018, or CCPA, as amended by the California Privacy Rights Act of 2020, or CPRA, and California’s Confidentiality of Medical Information Act; and the evolving global landscape for AI-related laws and regulations, which may impose obligations on companies developing and using AI and include U.S. federal and state laws and regulations and the EU Artificial Intelligence Act, as described above in “Item 1. Business – Government Regulation”. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. We cannot assure that our other operations or programs will not be subject to review by governmental authorities or found to violate such laws.

The GDPR and UK GDPR impose a number of strict obligations and requirements for processing personal data of individuals (e.g., reliance on a legal basis, information to individuals, notification to relevant national data protection authorities in case of personal data breach and implementation of appropriate security measures), in particular with respect to special categories of personal data like health data which is subject to specific requirements. EU member states may also impose additional requirements in relation to the processing of personal data, including special categories of personal data through their national legislation. In addition, the GDPR and UK GDPR impose specific restrictions on the transfer of personal data to countries outside of the EEA or UK that are not considered by the European Commission as providing an adequate level of protection (including the U.S.). Appropriate safeguards are required to enable such transfers (e.g., reliance on the EEA and UK’s standard contractual clauses) along with further requirements, in particular the conduct of transfer risk assessments to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures.

In the US, there are also several compliance requirements under HIPAA/HITECH and implementing regulations that create requirements relating to the privacy and security of protected health information. Those requirements are also applicable, in many instances, to business associates of covered entities. In some cases, depending on our business operations and contractual agreements, including through the conduct of clinical trials, we are subject to HIPAA requirements. Also, we may be subject to additional federal, state and local privacy laws and regulations in the U.S., including new and recently enacted laws, that may apply to us and/or our service providers now or in the future and that require that we take measures to be transparent regarding, honor rights with respect to, and protect the privacy and security of certain information we gather and use in our business, including personal information, particularly personal information that is not otherwise subject to HIPAA.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including due to employee or consultant fraud or other misconduct, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, disgorgement of profits, and the curtailment or restructuring of our operations. If any governmental sanctions, fines, or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition and our reputation could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Increasing use of social media could give rise to liability and result in harm to our business.

As we and our employees increasingly use social media tools as a means of communication with the public, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause to be found in violation of applicable laws, despite our attempts to monitor such social media communications through company policies and guidelines. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or the inadvertent disclosure of material, nonpublic information, cause reputational harm or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. We may also encounter criticism on social media regarding our company, management, or medicines. Negative posts or comments about us or our products on social media could seriously damage our reputation, brand image and goodwill.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. Among other requirements, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product's approved labeling or prior to regulatory approval. Further, any labeling approved by the FDA for our products or any of our product candidates may include restrictions on use, limit use to specific populations or include various other limitations. The FDA may impose further requirements or restrictions on the distribution or use of any of our other product candidates as part of a REMS plan. Physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label provided the company did not promote such use. If we are found to have promoted such off-label uses, we may become subject to significant liability. Similarly, the FDA strictly regulates the promotion of investigational products prior to approval, known as pre-approval promotion. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated and/or prosecuted several companies in relation to off-label and/or pre-approval promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited or have delayed approval of investigational products due to pre-approval conduct. Inappropriate promotional activities may also subject a company to investigations, prosecutions and litigation by other government entities or private citizens.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or personal information or sabotage enterprise IT systems, are becoming increasingly frequent and more sophisticated. Cybersecurity incidents increasingly involve the use of AI and machine learning to launch more automated, targeted and coordinated attacks on targets, and the use of AI by us or the third parties on which we depend to operate our business may create new cybersecurity vulnerabilities, including those which may not be recognized at this time. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties on which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties on which we depend to operate our business, have experienced cybersecurity incidents, including unauthorized access to and misappropriation of financial information and clinical data, and may experience similar incidents in the future. Further, risks of unauthorized access and cyberattacks have increased as most of our personnel, and the personnel of many third parties with which we do business, have adopted hybrid working arrangements. Improper or inadvertent behavior by employees, contractors and others with permitted access to our systems, including through the use of generative AI technologies, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property, other proprietary or confidential information or personal information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, unauthorized access, use or disclosure of trade secrets, other confidential or proprietary information, protected health information, or other personal information, unauthorized access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. In addition, there can be no assurance that our insurance coverage will be sufficient to cover the financial, legal, business or reputational losses that may result from a cybersecurity incident. A security breach that results in the unauthorized access, use or disclosure of personal information may also require us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, lead to regulatory scrutiny, and result in penalties, fines, indemnification claims, litigation, and potential civil or criminal liability.

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

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our recently initiated strategic restructuring plan.

In February 2026, we initiated a strategic restructuring plan, which includes a 10% workforce reduction of approximately 130 employees across the company. Our workforce reduction may cause disruptions to our business operations. For example, the workforce reduction has resulted in the loss of a number of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect employee morale and our operations. In addition, we may not be able to achieve the anticipated benefits or effectively realize all the cost savings anticipated from the reduction in force and we may incur unanticipated charges or make additional cash payments as a result of such initiatives that were not previously contemplated which could result in an adverse effect on our business or results of operations.

We may acquire companies or products or engage in strategic transactions, which could divert our management’s attention and cause us to incur various costs and expenses, or result in fluctuations with respect to the value of such investment, which could impact our operating results.

We may acquire or invest in businesses or products that we believe could complement or expand our business or otherwise offer growth opportunities. For example, we acquired GeneTx in July 2022. The pursuit of potential acquisitions or investments may divert the attention of management and may cause us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in completing or realizing anticipated benefits from such transactions. We may experience difficulties in assimilating the personnel, operations and products of the acquired companies, management’s attention may be diverted from other business concerns and we may potentially lose key employees of the acquired company. If we are unable to successfully or timely integrate the operations of acquired companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

The value of our investments in other companies or businesses may also fluctuate significantly and impact our operating results quarter to quarter or year to year. We purchased shares of common stock of Solid Biosciences, Inc., or Solid, in October 2020. Our investment in Solid is being accounted for at fair value, as the fair value is readily determinable. As a result, increases or decreases in the stock price of equity investments have resulted in and will result in accompanying changes in the fair value of our investments, and cause substantial volatility in, our operating results for the reporting period. As the fair value of our investment in Solid is dependent on the stock price of Solid, which has recently seen wide fluctuations, the value of our investments and the impact on our operating results may similarly fluctuate significantly from quarter to quarter and year to year such that period-to-period comparisons may not be a good indication of the future value of the investments and our future operating results.

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
•
any delay in filing a regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of such regulatory submission;
•
the perception of limited market sizes or pricing for our products and product candidates;
•
decisions by our collaboration partners with respect to the indications for our products and product candidates or regarding market access in pricing in countries where they have the right to commercialize our products and product candidates;
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

Pursuant to our 2023 Incentive Plan, as amended, or the 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2025, there were 7.9 million shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, as amended, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At December 31, 2025, there were 6.2 million shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was subsequently amended, or the Inducement Plan. At December 31, 2025, there were 0.3 million shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have a multinational tax structure and are subject to income tax in the U.S. and various foreign jurisdictions. Our effective tax rate is influenced by many factors including changes in our operating structure, changes in the mix of our earnings among countries, our allocation of profits and losses among our subsidiaries, our intercompany transfer pricing agreements and rules relating to transfer pricing, the availability of U.S. research and development tax credits, and future changes in tax laws and regulations in the U.S. and foreign countries. For example, the OBBBA permits the expensing of certain research and development expenditures in the U.S. incurred in tax years beginning in 2025, while amortization over fifteen years continues to be required for foreign-based expenditures. Significant judgment is required in determining our tax liabilities including management’s judgment for uncertain tax positions. The Internal Revenue Service, other domestic taxing authorities, or foreign taxing authorities may disagree with our interpretation of tax laws as applied to our operations. Our reported effective tax rate and after-tax cash flows may be materially and adversely affected by tax assessments in excess of amounts accrued for our financial statements. This could materially increase our future effective tax rate thereby reducing net income and adversely impacting our results of operations for future periods.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. To the extent that we continue to generate taxable losses, unused taxable losses will, subject to certain limitations, carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. An analysis to determine limitations upon our NOL carryforwards and other pre-change tax attributes for ownership changes that have occurred previously has been performed, resulting in a permanent decrease of federal and state NOL carryforwards in the amount of $7 million. As a result of these decreases and others that may occur as a result of future ownership changes, our ability to use our pre-change NOL carryforwards and other tax attribute carryforwards to offset U.S. federal taxable income and tax liabilities is limited and may become subject to even greater limitations, which could potentially accelerate or permanently increase future federal tax liabilities for us. In addition, there may be periods during which the use of state income tax NOL carryforwards and other state tax attribute carryforwards (such as state research tax credits) are suspended or otherwise limited, which could potentially accelerate or permanently increase future state tax liabilities for us.

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

Scrutiny regarding ESG practices and disclosures, as well as existing and proposed laws and regulations related to these topics, could result in additional costs and adversely impact our business and reputation.

Certain institutional and individual investors have increasingly used environmental, social, and governance , or ESG, screening criteria when making investment decisions. Investors and other stakeholders’ expectations and standards for ESG practices are varied and evolving, and may be inconsistent with our practices. It is not possible for our ESG reporting, initiatives, or practices to satisfy all stakeholders, who have varied and sometimes incompatible views on ESG matters, and our reputation, our ability to attract or retain employees or our attractiveness as an investment could be negatively impacted. Investors may seek to modify our current ESG disclosures and practices or implement policies that are costly or adverse to our business, and there can be no assurances they will not advocate, via proxy contests, media campaigns or other public or private means, for us to make certain changes or engage in certain corporate actions on these topics.

In addition, our pursuit of, or failure (actual or perceived) to pursue or fulfill, our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation, in addition to reputational harm. Our ability to achieve any goal or objective, including with respect to environmental and culture initiatives and compliance with ESG reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability and ethical supply chain standards, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop, and retain talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting ESG metrics. As ESG best-practices, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to maintaining or achieving our ESG goals in addition to ESG monitoring and reporting. Further, as a recipient of government funding, we may also risk the loss or rescission of such funding, or be required to modify our ongoing research or business practices, to the extent federal or state procurement policies or priorities evolve, including as it relates to the consideration of diversity, environmental, or other ESG-related criteria or considerations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, financial, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. Our cybersecurity program is informed by industry standards and best practices, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework. This program is managed and monitored by a dedicated information technology team, including an Executive Director of IT Infrastructure and Cybersecurity, and is led by our Senior Vice President, Chief Information Officer, or CIO. Our processes include mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. Our program includes, for example:

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

Our CIO, together with our Executive Director of IT Infrastructure and Cybersecurity and other members of the IT leadership team, are responsible for assessing and managing cybersecurity risks. Our CIO has over ten years of experience managing information technology and cybersecurity. Our Executive Director of IT Infrastructure and Cybersecurity has over 25 years of experience managing information technology and cybersecurity matters and is certified as a Certified Information Security Manager. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.

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

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives updates on cybersecurity and information technology matters and related risk exposures from our CIO on at least an annual basis. The Board also receives updates from the Audit Committee on cybersecurity risks on a regular basis.

Item 2. Properties

Our primary operations are conducted at the leased facilities summarized in the table below. We believe our facilities are adequate and suitable for our current needs and that we will be able to obtain new or additional leased space in the future when necessary.

Property Location	Use	Lease Expiration Date
Novato, California	Headquarters and office	December 2026
Novato, California	Laboratory and office	October 2028
Brisbane, California	Office	June 2026
Somerville, Massachusetts	Laboratory and office	January 2030
Woburn, Massachusetts	Laboratory and office	April 2028
Woburn, Massachusetts	Laboratory and office	October 2031
Bedford, Massachusetts	Manufacturing facility	Owned property

Item 3. Legal Proceedings

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Navinta LLC, Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., Esjay Pharma Private Limited and Esjay Pharma LLC

In September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta LLC, or Navinta, Aurobindo Pharma Limited, or Aurobindo, and Esjay Pharma LLC, or Esjay, in the United States District Court for the District of New Jersey. The suit is in response to notices from Navinta, Aurobindo, and Esjay concerning the filing of Abbreviated New Drug Applications, or ANDAs, with the FDA, seeking FDA approval to market a generic version of Dojolvi® (triheptanoin). The filing of the suit triggers a stay preventing the FDA from granting the ANDAs final approval, which stay extends to December 30, 2027 (i.e., the date that is seven and one-half years from the June 30, 2020 approval of Dojolvi). We intend to vigorously defend our intellectual property. In addition to the issued patents for Dojolvi listed in the Orange Book, in February 2026, a patent relating to certain pharmaceutical compositions of triheptanoin, including Dojolvi, issued in the United States and is expected to expire in 2034. We expect to list this patent in the Orange Book shortly. Dojolvi is also protected in the U.S. by orphan drug exclusivity for the treatment of pediatric and adult patients with molecularly confirmed long-chain fatty acid oxidation disorders (LC-FAOD) until 2027.

In December 2024, Esjay filed a motion to dismiss the suit and in April 2025, Navinta filed a motion for judgment on the pleadings, which we opposed in May 2025. Discovery is ongoing.

Ultragenyx Pharmaceutical Inc. v. Catalent Maryland, Inc. and Catalent Pharma Solutions LLC

In October 2024, we filed a suit against Catalent Maryland, Inc. and Catalent Pharma Solutions, LLC (collectively, Catalent) in the Superior Court of the State of Delaware alleging that Catalent fraudulently mispresented its manufacturing capabilities and serially breached the terms of its manufacturing agreement with us. Our suit seeks monetary damages from Catalent in excess of $100 million.

In February 2025, we filed an amended complaint following Catalent’s response and Catalent subsequently moved to dismiss the amended complaint. In December 2025, the court denied Catalent’s motion to dismiss our fraud claim. In January 2026, Catalent answered our complaint and filed a counterclaim against us for breach of contract related to disputed invoices, seeking damages of approximately $8 million plus interest.

Steven Bailey v. Ultragenyx Pharmaceutical Inc., Emil D. Kakkis, and Eric Crombez, M.D.

In February 2026, Steven Bailey filed a putative class action on behalf of certain of our stockholders against the Company, our CEO and our Chief Medical Officer in the United States District Court for the Northern District of California. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, alleging that the Company made false and misleading statements about the design and prospects of the UX143 Orbit and Cosmic clinical trials. The lawsuit seeks unspecified damages and other relief.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market since January 31, 2014 under the symbol “RARE.” As of February 13, 2026, we had eight holders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from December 31, 2020 through December 31, 2025. The figures represented below assume an investment of $100 in our common stock at the closing price of $138.43 on December 31, 2020 and in the Nasdaq Composite Index, or COMP, and the Nasdaq Biotechnology Index, or NBI, on December 31, 2020 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 Investment in Stock or Index	Ticker	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Ultragenyx Pharmaceutical Inc.	RARE	$100.00	$60.75	$33.47	$34.54	$30.39	$16.61
NASDAQ Composite Index	COMP	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
NASDAQ Biotechnology Index	^NBI	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92

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

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2025, including year-over-year comparisons versus the year ended December 31, 2024. Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have incurred net losses in each year since inception. Our net losses were $575 million and $569 million for the years ended December 31, 2025 and 2024, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

For the year ended December 31, 2025, our total revenues increased to $673 million, compared to $560 million for the same period in 2024. The increase in revenue was driven by higher demand for our approved products.

As of December 31, 2025, we had $737 million in available cash, cash equivalents and marketable securities.

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

Revenue Reserves

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. These reserves are based on estimates of the amounts earned or claimed on the related sales and are reviewed periodically and adjusted as necessary. Our estimates of government mandated rebates, chargebacks, estimated product returns, and other deductions depend on the identification of key customer contract terms and conditions, negotiated pricing, as well as estimates of sales volumes to different classes of payors. If actual results vary, we may need to adjust these estimates, which could have a material effect on earnings in the period of adjustment.

Liabilities for Sales of Future Royalties

We sold our right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust (an affiliate of Royalty Pharma) and OCM LS23 Holdings LP (an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS. At inception, we recorded a liability based upon estimated future cash flows discounted at a market rate. We amortize this liability using the effective interest method over the estimated life of the applicable arrangement. To determine the amortization of the liability, we estimate the total amount of future royalty payments to be received by us and paid to RPI and OMERS. Any estimated royalty payments in excess of the initial liability are recorded as non-cash interest expense. Consequently, we estimate imputed interest on the unamortized portion of the liabilities and record as interest expense based on the estimated term of the arrangements.

We periodically assesses the expected royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we employ the prospective method to adjust the amortization of the liabilities and the effective interest rate.

There are a number of factors that could materially affect the amount and timing of royalty payments from KKC in the applicable territories, most of which are not within our control. Such factors include, but are not limited to, the success of KKC’s sales and promotion of Crysvita, changing standards of care, macroeconomic and inflationary pressures, the introduction of competing products, pricing for reimbursement in various territories, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Crysvita, significant changes in foreign exchange rates as the royalty payments are made in U.S. dollars, or USD, while significant portions of the underlying sales of Crysvita are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from sales of Crysvita, all of which would result in a reduction of non-cash royalty revenue and the non-cash interest expense over the life of the arrangement. Conversely, if sales of Crysvita in the relevant territories are higher than expected, the non-cash royalty revenue and the non-cash interest expense recorded by us would be greater over the term of the arrangements.

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

As of December 31, 2025, our total gross deferred tax assets were $1,361 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

Revenues (dollars in millions)

	Year Ended December 31,		Dollar	Percent
	2025	2024	Change	Change
Product sales:
Crysvita	$177	$135	$42	31%
Dojolvi	96	88	8	9%
Evkeeza	59	32	27	84%
Mepsevii	37	30	7	23%
Total product sales	369	285	84	29%
Crysvita royalty revenue	304	275	29	11%
Total revenues	$673	$560	$113	20%

Our product sales increased for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to increased demand for Crysvita in Latin America resulting from an increase in the number of patients on therapy, continued progress of the launch of Evkeeza in several markets in EMEA and in Japan, and the continued increase in demand for our other approved products.

Our Crysvita royalty revenue increased for the year ended December 31, 2025, compared to the same period in 2024. This increase in Crysvita revenue was primarily due to an increase in the number of patients on therapy.

Cost of Sales (dollars in millions)

	Year Ended December 31,		Dollar	Percent
	2025	2024	Change	Change
Cost of sales	$109	$77	$32	42%

Cost of sales increased for the year ended December 31, 2025, compared to the same period in 2024. The increase in cost of sales was primarily due to an increase in demand for Crysvita in Latin America, Evkeeza in EMEA and Japan, and the continued increase in demand for our other approved products.

Research and Development Expenses (dollars in millions)

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

The following table provides a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Year Ended December 31,		Dollar	Percent
	2025	2024	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$27	$41	$(14)	-34%
DTX401	60	75	(15)	-20%
UX701	30	33	(3)	-9%
UX111	94	41	53	129%
CMC costs	9	4	5	125%
Total gene therapy programs	220	194	26	13%
Biologic and nucleic acid programs
GTX102	72	51	21	41%
UX143	147	89	58	65%
Total biologic and nucleic acid programs	219	140	79	56%
Translational research	39	46	(7)	-15%
Upfront license, acquisition, and milestone fees	—	30	(30)	-100%
Approved products	37	35	2	6%
Infrastructure	79	81	(2)	-2%
Stock-based compensation	84	87	(3)	-3%
Other research and development	72	85	(13)	-15%
Total research and development expenses	$750	$698	$52	7%

Total research and development expenses increased for the year ended December 31, 2025 compared to the same period in 2024. The change in research and development expenses was primarily due to:

•
for gene therapy programs, an increase primarily due to an increase in UX111 manufacturing costs in preparation for commercial launch, partially offset by the timing of the DTX401 and DTX301 manufacturing runs for which costs were incurred during the year ended December 31, 2024, which did not recur for the year ended December 31, 2025;
•
for biologic and nucleic acid programs, an increase primarily due to manufacturing costs for UX143 combined with the continued clinical conduct of the UX143 and GTX102 programs and associated clinical development and manufacturing expenses;
•
for translational research, a decrease primarily due to decreases in manufacturing expense for IND-stage projects;
•
for upfront license, acquisition, and milestone fees, costs for achievement of a clinical enrollment milestone on the GTX-102 program during the year ended December 31, 2024 that did not recur during the year ended December 31, 2025;
•
for other research and development expenses, a decrease primarily due to decreased staffing and cost efficiencies to support internal manufacturing, and administrative and general support.

We expect a decrease in research and development expenses in the near term. This expected decline is primarily driven by the expected completion of several Phase 3 clinical programs and a strategic restructuring of our workforce and expenditures to better match our current pipeline requirements.

Selling, General and Administrative Expenses (dollars in millions)

	Year Ended December 31,		Dollar	Percent
	2025	2024	Change	Change
Selling, general and administrative	$349	$321	$28	9%

Selling, general and administrative expenses increased for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to higher employee compensation costs and increased marketing expenses as we continue to plan for our future product launches.

We expect annual selling, general and administrative expenses to increase in the future as we plan to increase our selling expenses in preparation for launches of additional products, while continuing to support our existing approved products and multiple clinical-stage product candidates.

Interest Income (dollars in millions)

	Year Ended December 31,		Dollar	Percent
	2025	2024	Change	Change
Interest income	$25	$37	$(12)	(32%)

Interest income decreased for the year ended December 31, 2025 compared to the same period in 2024, primarily due to lower marketable securities balances.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in millions)

	Year Ended December 31,		Dollar	Percent
	2025	2024	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$62	$63	$(1)	(2%)

The non-cash interest expense on liabilities for sales of future royalties decreased for the year ended December 31, 2025, compared to the same period in 2024, primarily due to a change in estimate related to the timing of future royalty payments from our collaboration partner, KKC. The decrease was partially offset by interest expense from the sale of future royalties to OMERS in November 2025. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of December 31, 2025, we had $737 million in available cash, cash equivalents, and marketable securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next 12 months. Our cash, cash equivalents, and marketable securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, asset-backed securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In November 2025, we received net proceeds of $392 million from OMERS for the sale of a percentage of our future royalties on Crysvita in the U.S. and Canada.

In June 2024, we completed an underwritten public offering for the sale of shares of common stock and pre-funded warrants. The total proceeds received from the offering were $381 million, net of underwriting discounts and commissions. As of December 31, 2025, no pre-funded warrants had been exercised.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350 million, from time to time, in ATM offerings through Cowen. The Company sold 2.2 million shares under the ATM for net proceeds of $80 million during the year ended December 31, 2025. No shares were sold under the ATM during the year ended December 31, 2024.

The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024
Cash used in operating activities	$(466)	$(414)
Cash provided by (used in) investing activities	236	(18)
Cash provided by financing activities	478	399
Effect of exchange rate changes on cash	4	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$252	$(35)

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

Cash used in operating activities for the year ended December 31, 2025 was $466 million and primarily reflected a net loss of $575 million, partially offset by non-cash items of $132 million, net, which consisted primarily of non-cash royalty revenues, non-cash interest expense related to the sale of future royalties to RPI and OMERS, stock-based compensation, amortization of discounts on marketable securities, and depreciation and amortization. The change in operating assets and liabilities also reflected a net use of cash of $23 million, primarily due to an increase in accounts receivable due to timing of sales and collections, combined with an increase in prepaid expense and other assets, primarily prepaid manufacturing, partially offset by an increase in accounts payable, accrued, and other liabilities, primarily related to an increase in accrued manufacturing in preparation for development and commercial launches.

Cash used in operating activities for the year ended December 31, 2024 was $414 million and primarily reflected a net loss of $569 million, partially offset by non-cash items of $141 million, net, which consisted primarily of non-cash royalty revenues, non-cash interest expense related to the sale of future royalties to RPI and OMERS, stock-based compensation, amortization of discounts on marketable securities, and depreciation and amortization. The change in operating assets and liabilities also reflected a net increase of cash of $14 million, primarily due to an increase in accounts payable, accrued, and other liabilities, related to an increase in accrued collaboration and higher revenue reserves from increased sales of our approved products, combined with an increase in inventory, partially offset by a decrease in prepaid expenses and other assets.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the year ended December 31, 2025 was $236 million and was primarily related to proceeds of $258 million from net activities in marketable securities, partially offset by $15 million in payments for intangible assets related to milestones on our commercial products.

Cash used in investing activities for the year ended December 31, 2024 was $18 million and was primarily related to $13 million in payments for intangible assets related to milestones on our commercial products, partially offset by $4 million from net activities in marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $478 million and was primarily comprised of $392 million in net proceeds from the additional sale of future royalties to OMERS in November 2025, combined with $80 million in net proceeds from our ATM offering.

Cash provided by financing activities for the year ended December 31, 2024 was $399 million and was primarily comprised of $381 million in net proceeds from the sale of common stock in our June 2024 underwritten public offering and $11 million in proceeds from the issuance of common stock from exercise of equity plan awards, net.

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

We expect to satisfy future cash needs through existing capital balances, revenue from our commercial products, and a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, sales of future royalties and other marketing and distribution arrangements. Please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating leases and manufacturing and service contract obligations. See "Note 9. Leases" to the Consolidated Financial Statements for amounts outstanding for operating leases as of December 31, 2025.

Manufacturing and service contract obligations primarily relate to manufacturing of product for our clinical stage pipeline, the majority of which are due in the next 12 months.

Subsequent to December 31, 2025, we initiated a process to cancel certain arrangements with CMO’s related to the manufacturing of UX143. As a result, we expect that certain contract commitments will be cancelled and that the terminations will accelerate the net payments of approximately $40 million in accordance with the agreements. Our estimates are based on information available as of the approval date of the restructuring plan and are subject to change as the plan is implemented.

We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities. The terms of certain of our licenses, royalties, development and collaboration agreements, as well as other research and development activities, require us to pay potential future milestone payments based on product development success. The amount and timing of such obligations are unknown or uncertain. These potential obligations are further described in "Note 8. License and Research Agreements" to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See "Note 2. Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Recently Enacted Tax Legislation

The One Big Beautiful Bill Act, or OBBBA, was enacted in the U.S. in July 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. We maintain a full valuation allowance against our U.S. federal and state deferred tax assets and does not anticipate achieving profitability to the extent needed to release the valuation allowance in the near term. As such, we have determined that the OBBBA will not have a material impact on our income tax provision in the near term.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2025, we had cash, cash equivalents, and marketable securities totaling $737 million, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable securities as of December 31, 2025. To date, we have not experienced a loss of principal on any of our investments and as of December 31, 2025, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the year ended December 31, 2025, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of December 31, 2025. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and has concluded that as of such date, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders' and the Board of Directors of Ultragenyx Pharmaceutical Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ultragenyx Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultragenyx Pharmaceutical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 18, 2026

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors and officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated herein by reference to information in the proxy statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, or the “2026 Proxy Statement”, including under the headings “Nominees and Incumbent Directors,” “Executive Officers,” ““Board of Directors and Committees,” “Corporate Governance” and, as applicable, “Delinquent Section 16(a) Beneficial Ownership Reports.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information in the 2026 Proxy Statement, including under the headings “Executive Compensation,” “Director Compensation,” and “Board of Directors and Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2026 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2026 Proxy Statement, including under the headings “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in the 2026 Proxy Statement, including under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

(b) Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Second Amended and Restated Bylaws	8-K	12/21/2023	3.1
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3 ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Form of Pre-Funded Warrant	8-K	6/17/2024	4.1
4.5	Description of Common Stock	10-K	2/14/2020	4.3
10.1*	Collaboration and License Agreement, effective as of August 29, 2013, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	S-1/A	12/23/2013	10.1
10.2	Amendment No. 1 to Collaboration and License Agreement, effective as of August 24, 2015, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	11/10/2015	10.2
10.3	Amendment No. 2 to Collaboration and License Agreement, effective as of November 28, 2016, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.3
10.4*	Amendment No. 3 to Collaboration and License Agreement, effective September 29, 2017, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.4
10.5*	Amendment No. 4 to Collaboration and License Agreement, effective as of January 29, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-K	2/21/2018	10.5
10.6*	Amendment No. 5 to Collaboration and License Agreement, effective as of April 30, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	8/3/2018	10.1
10.7*	Amendment No. 6 to Collaboration and License Agreement, effective as of February 1, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.2

10.8*	Amendment No. 7 to Collaboration and License Agreement, effective as of December 5, 2018, between Ultragenyx Pharmaceutical Inc. and Kyowa Hakko Kirin Co., Ltd.	10-Q	5/7/2019	10.3
10.9*	Amendment No. 8 to Collaboration and License Agreement, effective as of July 4, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd. (formerly, Kyowa Hakko Kirin Co., Ltd.)	10-Q	8/2/2019	10.1
10.10*	Amendment No. 9 to Collaboration and License Agreement, effective December 23, 2019, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/14/2020	10.10
10.11*	Amendment No. 10 to Collaboration and License Agreement, effective as of April 1, 2020, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	5/7/2020	10.2
10.12*	Amendment No. 11 to Collaboration and License Agreement, effective as of December 17, 2021 between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-K	2/16/2022	10.13
10.13*	Amendment No. 12 to Collaboration and License Agreement, effective as of September 29, 2022, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	11/3/2022	10.1
10.14*	Amendment No. 13 to Collaboration and License Agreement, effective as of May 16, 2023, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Co., Ltd.	10-Q	8/3/2023	10.1
10.15*	Supply Agreement, effective as of November 18, 2020, between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin Inc.	10-K	2/19/2025	10.15
10.16*	Amendment No. 1, effective as of September 13, 2024, to the Supply Agreement between Ultragenyx Pharmaceutical Inc. and Kyowa Kirin, Inc.	10-K	2/19/2025	10.16
10.17*	Unit Purchase Agreement, dated as of July 15, 2022, by and among Ultragenyx Pharmaceutical Inc., GeneTx Biotherapeutics LLC, the Unitholders and Deborah A. Guagliardo	10-Q	7/29/2022	10.2
10.18*	Royalty Purchase Agreement, dated as of December 17, 2019, between Ultragenyx Pharmaceutical Inc. and RPI Finance Trust	10-K	2/14/2020	10.25
10.19*	Royalty Purchase Agreement, dated as of July 14, 2022, by and among Rare Delaware Inc., Ultragenyx Pharmaceutical Inc. and OCM LS23 Holdings LP	10-Q	7/29/2022	10.1
10.20*	Royalty Purchase Agreement, dated as of November 3, 2025, by and among Rare Delaware Inc., Ultragenyx Pharmaceutical Inc. and OCM LS23 Holding LP				X
10.21#	2014 Incentive Plan (as amended)	10-K	2/17/2017	10.20
10.22#	Form of Incentive Stock Option Agreement (2014 Plan)	S-1/A	1/17/2014	10.14
10.23#	Form of Non Statutory Stock Option Agreement (Employees) (2014 Plan)	S-1/A	1/17/2014	10.15
10.24#	Form of Restricted Stock Unit Agreement (Employees) (2014 Plan)	10-Q	5/10/2016	10.1
10.25#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors) (2014 Plan)	10-Q	8/3/2021	10.2

10.26#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors) (2014 Plan)	10-Q	8/3/2021	10.3
10.27#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors) (2014 Plan)	10-Q	8/3/2021	10.4
10.28#	Form of Restricted Stock Unit Agreement (Grant for New Directors) (2014 Plan)	10-Q	8/3/2021	10.5
10.29#	Amended and Restated 2023 Incentive Plan	S-8	7/12/2024	4.4
10.30#	Form of Incentive Stock Option Agreement (2023 Plan)	10-K	2/21/2024	10.30
10.31#	Form of Non Statutory Stock Option Agreement (Employees)(2023 Plan)	10-K	2/21/2024	10.31
10.32#	Form of Restricted Stock Unit Agreement (Employees) (2023 Plan)	10-K	2/21/2024	10.32
10.33#	Form of Non-Statutory Stock Option Agreement (Annual Grant for Directors) (2023 Plan)	10-K	2/21/2024	10.33
10.34#	Form of Restricted Stock Unit Agreement (Annual Grant for Directors) (2023 Plan)	10-K	2/21/2024	10.34
10.35#	Form of Non-Statutory Stock Option Agreement (Grant for New Directors) (2023 Plan)	10-K	2/21/2024	10.35
10.36#	Form of Restricted Stock Unit Agreement (Grant for New Directors) (2023 Plan)	10-K	2/21/2024	10.36
10.37#	Form of Performance Stock Unit Agreement (2023)	10-Q	5/4/2023	10.1
10.38#	Form of Performance Stock Unit Agreement (2024)	10-K	2/19/2025	10.38
10.39#	Form of Performance Stock Unit Agreement (2025)	10-Q	5/6/2025	10.1
10.40#	Amended and Restated 2014 Employee Stock Purchase Plan	S-8	6/8/2023	4.5
10.41#	Corporate Bonus Plan	S-1/A	1/17/2014	10.27
10.42#	Employment Inducement Plan	10-K	2/12/2021	10.43
10.43#	First Amendment to Employment Inducement Plan	S-8	6/8/2023	4.7
10.44#	Second Amendment to Employment Inducement Plan	S-8	7/12/2024	4.7
10.45#	Third Amendment to Employment Inducement Plan	S-8	7/18/2025	4.8
10.46#	Form of Non Statutory Stock Option Agreement (Inducement Plan)	10-K	2/12/2021	10.44
10.47#	Form of Non Statutory Stock Option Agreement (Inducement Plan) (ex-US)	10-K	2/12/2021	10.45
10.48#	Form of Restricted Stock Unit Agreement (Inducement Plan)	10-K	2/12/2021	10.46
10.49#	Form of Restricted Stock Unit Agreement (Inducement Plan)(ex-US)	10-K	2/12/2021	10.47
10.50#	Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	8/3/2021	10.1
10.51#	Amendment No. 1 to the Ultragenyx Pharmaceutical Inc. Deferred Compensation Plan	10-Q	11/3/2021	10.1
10.52#	Executive Employment Agreement, dated as of June 15, 2011, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	S-1	11/8/2013	10.18

10.53#	Amendment No. 1 to Executive Employment Agreement, dated August 8, 2014, between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	8/11/2014	10.2
10.54#	Amendment No. 2, dated September 13, 2022, to Executive Employment Agreement between Ultragenyx Pharmaceutical Inc. and Emil D. Kakkis, M.D., Ph.D.	10-Q	11/3/2022	10.2
10.55#	Offer Letter, dated as of April 26, 2016, between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	8/9/2016	10.3
10.56#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Karah Parschauer	10-Q	11/3/2022	10.6
10.57#	Offer Letter, dated as of February 20, 2015, between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-K	2/17/2017	10.36
10.58#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Dennis Huang	10-Q	11/3/2022	10.7
10.59#	Offer Letter, dated as of June 11, 2015, between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-K	2/17/2017	10.37
10.60#	Amendment, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and John R. Pinion II	10-Q	11/3/2022	10.9
10.61#	Amended and Restated Offer Letter, dated March 31, 2023, between Ultragenyx Pharmaceutical Inc. and Eric Crombez, M.D.	10-Q	5/4/2023	10.2
10.62#	Offer Letter, dated June 2, 2023, between Ultragenyx Pharmaceutical Inc. and Howard Horn	8-K	7/12/2023	10.1
10.63#	Amendment, dated September 6, 2023, to the Offer Letter between Ultragenyx Pharmaceutical Inc. and Howard Horn	8-K	9/8/2023	10.1
10.64#	Offer Letter, dated May 16, 2017, between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.4
10.65#	Addendum #1, dated August 8, 2017, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.5
10.66#	Addendum #2, dated June 19, 2019, to Offer Letter dated May 16, 2017 between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	8/2/2019	10.6
10.67#	Amendment No. 3, dated September 13, 2022, to Offer Letter between Ultragenyx Pharmaceutical Inc. and Erik Harris	10-Q	11/3/2022	10.8
10.68#	Form of Indemnification Agreement	10-K	3/24/2014	10.23
10.69	Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	S-1	11/8/2013	10.22
10.70	Addendum One to Standard Lease, dated as of July 5, 2011, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.34

10.71	Addendum Two to Standard Lease, dated as of March 7, 2012, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.35
10.72	Addendum #3 to Standard Lease, effective as of February 12, 2014, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	2/25/2014	10.1
10.73	Addendum #4 to Standard Lease, effective as of March 9, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	8-K	3/13/2015	10.1
10.74	Addendum #5 to Standard Lease, effective as of April 7, 2015, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/26/2016	10.38
10.75	Addendum #6 to Standard Lease, effective as of April 29, 2019, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-Q	8/2/2019	10.3
10.76	Addendum #7 to Standard Lease, effective as of November 22, 2024, between Ultragenyx Pharmaceutical Inc. and Condiotti Enterprises, Inc.	10-K	2/19/2025	10.77
10.77	Lease Agreement, dated as of December 8, 2015, between Marina Boulevard Property, LLC and Ultragenyx Pharmaceutical Inc.	10-K	2/26/2016	10.43
10.78	Lease Agreement, dated November 2, 2015, between Dimension Therapeutics, Inc. and ARE-MA Region No. 20, LLC, and Consent to Assignment to Ultragenyx Pharmaceutical Inc.	10-K	2/21/2018	10.66
10.79	First Amendment to Lease Agreement, dated March 20, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	5/8/2018	10.6
10.80	Second Amendment to Lease Agreement, dated July 1, 2018, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-Q	8/3/2018	10.3
10.81	Third Amendment to the Lease Agreement, dated July 29, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	7/30/2020	10.2
10.82	Amended and Restated Fourth Amendment, dated August 4, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No., LLC.	10-Q	10/27/2020	10.5
10.83	Fifth Amendment, dated November 25, 2024, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-MA Region No. 20, LLC	10-K	2/19/2025	10.84
10.84	Lease Agreement, dated December 15, 2019, between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.81
10.85	First Amendment, dated September 20, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.82
10.86	Second Amendment, dated October 21, 2020, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC.	10-K	2/12/2021	10.83

10.87	Third Amendment, dated July 27, 2022, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and ARE-San Francisco No. 17, LLC	10-K	2/16/2023	10.92
10.88	Fourth Amendment, dated December 13, 2024, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and GI ETS Shoreline LLC (as successor-in-interest to ARE-San Francisco No. 17, LLC)	10-K	2/19/2025	10.89
10.89	Office Lease, dated April 19, 2019, between Ultragenyx Pharmaceutical Inc. and Woburn MCB II, LLC	10-K	2/14/2020	10.70
10.90	First Amendment, dated December 9, 2025, to the Lease Agreement between Ultragenyx Pharmaceutical Inc. and Woburn MCB II, LLC				X
10.91	Lease, dated August 18, 2022, between Ultragenyx Pharmaceutical Inc. and Brickbottom I QOZB L.P.	10-K	2/17/2023	10.95
10.92	First Amendment, dated March 12, 2024, between Ultragenyx Pharmaceutical Inc. and Brickbottom I QOZB L.P.	10-K	2/19/2025	10.93
10.93	Commercial Lease, dated July 2, 2018, between Ultragenyx Pharmaceutical Inc. and 32 Leveroni LLC	10-K	2/14/2020	10.71
19.1	Ultragenyx Insider Trading Policy				X
21.1	Subsidiaries of Ultragenyx Pharmaceutical Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page of this report)
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

Date: February 18, 2026

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

Signature	Title	Date
/s/ Emil D. Kakkis Emil D. Kakkis, M.D., Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2026
/s/ Howard Horn Howard Horn	Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)	February 18, 2026
/s/ Theodore A. Huizenga Theodore A. Huizenga	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
/s/ Daniel G. Welch Daniel G. Welch	Chairman of the Board	February 18, 2026
/s/ Deborah Dunsire Deborah Dunsire, M.D.	Director	February 18, 2026
/s/ Matthew K. Fust Matthew K. Fust	Director	February 18, 2026
/s/ Michael Narachi Michael Narachi	Director	February 18, 2026
/s/ Amrit Ray	Director	February 18, 2026
Amrit Ray, M.D.
/s/ Corsee D. Sanders	Director	February 18, 2026
Corsee D. Sanders, Ph.D.
/s/ Shehnaaz Suliman	Director	February 18, 2026
Shehnaaz Suliman, M.D.

Ultragenyx Pharmaceutical Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ultragenyx Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultragenyx Pharmaceutical Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

As discussed in Note 10, the Company has entered into three royalty purchase agreements under which the Company sold its rights to receive royalty payments arising from the net sales of Crysvita in the European and North American markets in exchange for $320 million, $500 million and $400 million.

The proceeds from each transaction were recorded as liabilities and are being amortized using the effective interest method over the estimated lives of the respective arrangements. To determine the amortization of the liabilities, the Company is required to estimate the total amount of future royalty payments to be paid to the respective counterparties, subject to capped amount. The Company estimates an imputed interest on the unamortized portion of the liability and records non-cash interest expense relating to the transaction.

Auditing the Company’s liabilities related to the sale of future royalties was challenging because it required significant judgment to evaluate management’s forecasts of expected royalty payments, which are dependent on forward-looking assumptions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the liabilities related to the sale of future royalties, including controls over the Company’s estimates of projected sales of Crysvita in the European and North American markets.

To test management’s estimates of future royalties and the imputed effective interest rates, we performed audit procedures that included, among others, evaluating the reasonableness of management’s assumptions related to forecasted royalty growth rates. We compared management’s forecasted royalty payments to historical trends and to analyst expectations for underlying Crysvita sales. We also performed a sensitivity analysis over the estimated future royalties to assess the impact of changes in key assumptions on the interest expense recorded for the year ended December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Mateo, California

February 18, 2026

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$421	$174
Marketable securities	259	436
Accounts receivable, net	158	122
Inventory	52	45
Prepaid expenses and other assets	61	40
Total current assets	951	817
Property, plant, and equipment, net	244	266
Marketable securities	57	135
Intangible assets, net	176	178
Goodwill	44	44
Other assets	60	63
Total assets	$1,532	$1,503
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31	$39
Accrued liabilities	265	241
Lease liabilities	12	10
Liabilities for sales of future royalties	69	50
Other liabilities	7	4
Total current liabilities	384	344
Lease liabilities	24	30
Deferred tax liabilities	30	30
Liabilities for sales of future royalties	1,147	820
Other liabilities	20	17
Total liabilities	1,605	1,241
Commitments and contingencies (Note 15)
Noncontrolling interest	7	7
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share—25.0 shares authorized; nil outstanding in 2025 and in 2024	—	—
Common stock, par value of $0.001 per share—250.0 shares authorized; outstanding—96.6 in 2025 and 92.5 in 2024	—	—
Treasury stock, at cost, 0.2 shares in 2025 and 0.1 shares in 2024	(8)	(4)
Deferred compensation obligation	8	4
Additional paid-in capital	4,451	4,213
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(4,532)	(3,957)
Total stockholders’ equity (deficit)	(80)	255
Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$1,532	$1,503

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales	$369	$285	$180
Royalty revenue	304	275	183
Collaboration and license	—	—	71
Total revenues	673	560	434
Operating expenses:
Cost of sales	109	77	45
Research and development	750	698	648
Selling, general and administrative	349	321	310
Total operating expenses	1,208	1,096	1,003
Loss from operations	(535)	(536)	(569)
Interest income	25	37	27
Non-cash interest expense on liabilities for sales of future royalties	(62)	(63)	(66)
Other income (expense)	1	(5)	(1)
Loss before income taxes	(571)	(567)	(609)
(Provision for) benefit from income taxes	(4)	(2)	2
Net loss	$(575)	$(569)	$(607)
Net loss per share, basic and diluted	$(5.83)	$(6.29)	$(8.25)
Shares used in computing net loss per share, basic and diluted	98.6	90.5	73.5

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(575)	$(569)	$(607)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	(2)	—
Change in unrealized gain (loss) on available-for-sale securities	(1)	—	8
Other comprehensive income (loss):	2	(2)	8
Total comprehensive loss	$(573)	$(571)	$(599)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)	Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity (Deficit)
Balance as of December 31, 2022	70.2	$3,140	$(7)	$(2,781)	$—	$—	$352
Issuance of common stock and pre-funded warrants in connection with underwritten public offering, net of issuance costs	9.8	326	—	—	—	—	326
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1.2	53	—	—	—	—	53
Stock-based compensation	—	135	—	—	—	—	135
Issuance of common stock under equity plan awards, net of tax	1.1	8	—	—	—	—	8
Other comprehensive income	—	—	8	—	—	—	8
Net loss	—	—	—	(607)	—	—	(607)
Balance as of December 31, 2023	82.3	$3,662	$1	$(3,388)	$—	$—	$275
Issuance of common stock and pre-funded warrants in connection with underwritten public offering, net of issuance costs	8.8	381	—	—	—	—	381
Stock-based compensation	—	159	—	—	—	—	159
Issuance of common stock under equity plan awards, net of tax	1.4	11	—	—	—	—	11
Deferred compensation	—	—	—	—	(4)	4	—
Other comprehensive loss	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	(569)	—	—	(569)
Balance as of December 31, 2024	92.5	$4,213	$(1)	$(3,957)	$(4)	$4	$255
Issuance of common stock in connection with at-the-market offering, net	2.2	80	—	—	—	—	80
Stock-based compensation	—	152	—	—	—	—	152
Issuance of common stock under equity plan awards, net of tax	1.9	6	—	—	—	—	6
Deferred compensation	—	—	—	—	(4)	4	—
Other comprehensive income	—	—	2		—	—	2
Net loss	—	—	—	(575)	—	—	(575)
Balance as of December 31, 2025	96.6	$4,451	$1	$(4,532)	$(8)	$8	$(80)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(575)	$(569)	$(607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	153	158	135
Amortization of discount on marketable securities, net	(4)	(13)	(13)
Depreciation and amortization	35	36	26
Non-cash royalty revenue	(112)	(101)	(69)
Non-cash interest expense on liabilities for sales of future royalties	62	63	66
Other	(2)	(2)	3
Changes in operating assets and liabilities:
Accounts receivable	(31)	(34)	(23)
Inventory	(6)	(11)	(7)
Prepaid expenses and other assets	(10)	12	15
Accounts payable, accrued, and other liabilities	24	47	(1)
Net cash used in operating activities	(466)	(414)	(475)
Investing activities:
Purchase of property, plant, and equipment	(6)	(7)	(44)
Purchase of marketable securities	(186)	(409)	(526)
Proceeds from sale of marketable securities	—	3	51
Proceeds from maturities of marketable securities	444	410	696
Payments for intangible asset	(15)	(13)	(3)
Other	(1)	(2)	(6)
Net cash provided by (used in) investing activities	236	(18)	168
Financing activities:
Proceeds from the sale of future royalties, net	392	—	—
Proceeds from the issuance of common stock and pre-funded warrants in connection with underwritten public offerings, net	—	381	326
Proceeds from the issuance of common stock in connection with at-the-market offering, net	80	—	53
Proceeds from the issuance of common stock under equity plans, net	6	11	8
Proceeds from issuance of equity from noncontrolling interest	—	7	—
Other	—	—	1
Net cash provided by financing activities	478	399	388
Effect of exchange rate changes on cash	4	(2)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	252	(35)	81
Cash, cash equivalents, and restricted cash at beginning of year	184	219	138
Cash, cash equivalents, and restricted cash at end of year	$436	$184	$219

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of non-cash information:
Acquired lease liabilities arising from obtaining right-of-use assets and property, plant, and equipment	$6	$10	$22
Non-cash interest expense on liabilities for sales of future royalties capitalized during the year into ending property, plant and equipment	$—	$—	$9
Costs of intangible assets included in accounts payable, accrued and other liabilities	$5	$15	$10

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
•
UX701 is an adeno-associated virus 9, or AAV9, gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease; and
•
UX143 which is subject to the Company’s collaboration agreement with Mereo BioPharma 3, or Mereo, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with Osteogenesis Imperfecta, or OI.

The Company has sustained operating losses and expects such annual losses to continue in the near term. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through December 31, 2025, the Company has relied primarily on the sale of equity securities, revenues from commercial products, the sale of certain future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2.
Summary of Significant Accounting Policies

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company consolidates any variable interest entity, or VIE, for which it is the primary beneficiary. Certain reclassifications have been made to prior periods in the consolidated financial statements and accompanying notes to conform with the current presentation.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$421	$174	$214
Restricted cash included in other current assets	13	7	2
Restricted cash included in other non-current assets	2	3	3
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$436	$184	$219

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investments with a maturity of one year or less from the balance sheet date are reported as current marketable securities and investments with a maturity of greater than one year from the balance sheet date are reported as non-current marketable securities. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific-identification method. Interest on investments is included in interest income.

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk for the years ended December 31, 2025 and 2024.

For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities. There was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the years ended December 31, 2025 and 2024.

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

Inventory

The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average cost method. The Company expenses costs associated with the manufacture of product candidates prior to regulatory approval. Inventories consist of currently approved products. The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Management determines excess inventory based on expected future demand. Estimates related to future demand are sensitive to significant inputs and assumptions such as acceptance by patients and physicians and the availability of formulary coverage and adequate reimbursement from private third-party payers for the product.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Intangible Assets

Finite-lived intangibles consist of contractual payments made in conjunction with license agreements and collaboration agreements. The contractual payments are recorded as intangible assets and are amortized over their estimated useful lives. The Company reviews its definite-lived intangible assets when events or circumstances may indicate that the carrying value of these assets is not recoverable and exceeds their fair value. The Company measures fair value based on the estimated future undiscounted cash flows associated with these assets in addition to other assumptions and projections that the Company deems to be reasonable and supportable.

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

Liabilities for Sales of Future Royalties

The Company sold the right to receive certain royalty payments from net sales of Crysvita in certain territories to RPI Finance Trust, or RPI, an affiliate of Royalty Pharma, and to OCM LS23 Holdings LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS, as further described in “Note 10. Liabilities for Sales of Future Royalties.” At inception, the Company recorded a liability based upon estimated future cash flows discounted at a market rate. The liability is amortized using the effective interest method over the estimated life of the applicable arrangement. To determine the amortization of the liability, the Company estimates the total amount of future royalty payments to be received by the Company and paid to RPI and OMERS. Any estimated royalty payments in excess of the initial liability are recorded as non-cash interest expense. Consequently, the Company estimates imputed interest on the unamortized portion of the liabilities and records interest expense based on the estimated term of the arrangements.

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

Provisions for returns and other adjustments are provided for in the period the related revenue is recorded, as estimated by management. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are reviewed periodically and adjusted as necessary. The Company’s estimates of government mandated rebates, chargebacks, estimated product returns, and other deductions depend on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payors. If actual results vary, the Company may need to adjust these estimates, which could have a material effect on earnings in the period of the adjustment.

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

As described in “Note 10. Liabilities for Sales of Future Royalties”, for certain royalty payments from net sales of Crysvita in applicable territories that were sold to RPI and OMERS, the Company records the non-cash royalty revenue on a prospective basis as royalty revenue in the Consolidated Statements of Operations over the term of the applicable arrangement.

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

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan whereby certain employees and members of the board of directors are able to defer certain equity awards and other compensation. Amounts deferred are invested into shares of the Company's common stock and corporate-owned life insurance. The plan complies with the provisions of Section 409A of the Internal Revenue Code. All the investments held in the plan are recorded in other non-current assets in the Consolidated Balance Sheets. The short-term portion of the corresponding liability for the plan is included in accrued expenses. The long-term portion of the liability is included in other non-current liabilities in the Consolidated Balance Sheets. Changes in the value of the deferred compensation assets and liabilities are recorded in earnings as they occur. Certain equity awards deferred under the plan are required to be settled through the issuance of Company stock. These awards are recorded as treasury stock and deferred compensation obligation within stockholders’ equity (deficit).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures requiring public entities to disclose disaggregated information about their effective tax rate reconciliation and additional information about income taxes paid. Disclosure requirements will be applied on a prospective basis. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$320	$—	$—	$320
Time deposits	—	10	—	10
Corporate bonds	—	263	—	263
Commercial paper	—	37	—	37
U.S. Government Treasury and agency securities	12	23	—	35
Investment in Solid common stock	3	—	—	3
Deferred compensation assets	—	19	—	19
Total financial assets	$335	$352	$—	$687

Financial Liabilities:
Deferred compensation liabilities	$—	$19	$—	$19

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$114	$—	$—	$114
Time deposits	—	10	—	10
Corporate bonds	—	392	—	392
Commercial paper	—	21	—	21
U.S. Government Treasury and agency securities	—	159	—	159
Investment in Solid common stock	2	—	—	2
Deferred compensation assets	—	15	—	15
Total financial assets	$116	$597	$—	$713

Financial Liabilities:
Deferred compensation liabilities	$—	$16	$—	$16

Deferred compensation liabilities consist of short-term liabilities of $1 million and $1 million as of December 31, 2025 and 2024, respectively, included in accrued liabilities on the Consolidated Balance Sheets, and long-term liabilities of $18 million and $15 million as of December 31, 2025 and 2024, respectively, included in other non-current liabilities on the Consolidated Balance Sheets. There have been no material net gains or losses on deferred compensation assets or liabilities for the periods presented.

4.
Balance Sheet Components

Cash Equivalents and Marketable Securities

The fair values of cash equivalents and marketable securities classified as available-for-sale securities consist of the following (in millions):

	December 31, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$320	$—	$—	$320
Time deposits	10	—	—	10
Corporate bonds	263	—	—	263
Commercial paper	37	—	—	37
U.S. Government Treasury and agency securities	35	—	—	35
Total	$665	$—	$—	$665

	December 31, 2024
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$114	$—	$—	$114
Time deposits	10	—	—	10
Corporate bonds	391	1		392
Commercial paper	21	—	—	21
U.S. Government Treasury and agency securities	159	—	—	159
Total	$695	$1	$—	$696

At December 31, 2025, the remaining contractual maturities of available-for-sale securities were less than two years. The cost of securities sold is based on the specific-identification method. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at December 31, 2025 have been in a loss position for less than 12 months or the loss is not material and is temporary in nature.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Inventory

Inventory consists of the following (in millions):

	December 31,
	2025	2024
Work-in-process	$27	$22
Finished goods	25	23
Total inventory	$52	$45

Property, Plant, and Equipment, net

Property, plant, and equipment, net consists of the following (in millions):

		December 31,
	Useful life (years)	2025	2024
Building	20-30	$182	$182
Leasehold improvements	Shorter of lease term or estimated useful life	55	58
Research and development equipment	5	65	60
Furniture and office equipment	5	7	6
Computer equipment and software	3-5	16	16
Manufacturing equipment	5-15	37	37
Land	Not applicable	17	17
Other	Varies by asset	1	2
Property, plant, and equipment, gross		380	378
Less: accumulated depreciation		(136)	(112)
Property, plant, and equipment, net		$244	$266

Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $27 million, $30 million and $22 million, respectively. Amortization of leasehold improvements and software is included in depreciation expense.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	December 31,
	2025	2024
Research and clinical study expenses	$23	$24
Payroll and related expenses	89	94
Revenue related reserves	57	33
Manufacturing and related expenses	67	25
Commercial and development milestones	5	45
Other	24	20
Total accrued liabilities	$265	$241

5.
Intangible Assets, net

Indefinite-lived Intangibles

As a result of the accounting for our acquisition of Dimension Therapeutics, Inc. in November 2017, the Company has IPR&D assets of $129 million as of December 31, 2025 and 2024. IPR&D assets represent the fair value of acquired programs to develop an AAV gene therapy for OTC deficiency and to develop an AAV gene therapy for glycogen storage disease type Ia. IPR&D assets are considered to be indefinite-life until the completion or abandonment of the associated research and development efforts.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Finite-lived Intangibles

Subsequent to the FDA approval of Dojolvi for the treatment of LC-FAOD in 2020, the Company recorded $5 million for the attainment of various development and commercial milestones as finite-lived intangible assets which are amortized over a weighted-average total useful life of 6 years.

In January 2022, the Company entered into a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the collaboration agreement, the Company has incurred an upfront payment and regulatory and sales milestones to date totaling $63 million. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets, which are amortized over a weighted-average total useful life of 9 years.

The Company's intangible assets were as follows (in millions, except for years):

	December 31, 2025
	Gross Carrying Amount	Weighted-Average Life (Years)	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles	$129	—	$—	$129
Finite-lived intangibles	68	9	(21)	47
Total intangible assets	$197	—	$(21)	$176

	December 31, 2024
	Gross Carrying Amount	Weighted-Average Life (Years)	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles	$129	—	$—	$129
Finite-lived intangibles	62	9	(13)	49
Total intangible assets	$191	—	$(13)	$178

The Company recorded costs of sales of $8 million, $6 million and $4 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to the amortization of intangible assets.

The expected amortization of intangible assets, as of December 31, 2025, for each of the next five years and thereafter is as follows (in millions):

2026	$8
2027	7
2028	7
2029	7
2030	7
Thereafter	11
Total	$47

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

6.
Revenue

The following table disaggregates total revenues from external customers by product sales, royalty revenue, and collaboration and license revenue (in millions):

	Year Ended December 31,
	2025	2024	2023
Product sales:
Crysvita	$177	$135	$75
Dojolvi	96	88	71
Evkeeza	59	32	4
Mepsevii	37	30	30
Total product sales	369	285	180
Crysvita royalty revenue	304	275	183
Collaboration and license revenue:
Crysvita collaboration revenue in Profit-Share Territory	—	—	70
Other	—	—	1
Total collaboration and license revenue	—	—	71
Total revenues	$673	$560	$434

The following table disaggregates total revenues based on geographic location (in millions):

	Year Ended December 31,
	2025	2024	2023
North America	$377	$340	$307
Latin America	170	131	77
Europe, Middle East, and Africa	108	80	48
Asia-Pacific	18	9	2
Total revenues	$673	$560	$434

The following table presents the activity and ending balances for product sales related accruals and allowances (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance of product sales reserve at beginning of year	$33	$17	$11
Provisions	50	38	19
Payments	(30)	(21)	(13)
Adjustments	4	(1)	—
Balance of product sales reserve at end of year	$57	$33	$17

The Company’s largest accounts receivable balance was from a collaboration partner, KKC, and was 62% and 70% of the total accounts receivable balance as of December 31, 2025 and 2024, respectively.

7.
Investment in Amlogenyx Inc.

In July 2024, the Company contributed certain intellectual property rights to Amlogenyx Inc., or Amlogenyx, a subsidiary of the Company, and received 9.0 million shares of common stock of Amlogenyx. A third-party investor along with one of its affiliated entities, and the Company, each contributed $7 million to Amlogenyx and in exchange, each received approximately 1.6 million shares of series seed preferred stock of Amlogenyx. The purpose of Amlogenyx is to pursue the application of the Company’s novel adeno-associated virus, or AAV, gene therapy to treat beta-amyloid disorders and related neurodegenerative diseases.

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2025 and 2024, total assets included on the Consolidated Balance Sheets for Amlogenyx were $5 million and $14 million, respectively. The assets primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the year ended December 31, 2025, were as follows (in millions):

Noncontrolling Interest
As of December 31, 2023	$—
Issuance of equity from noncontrolling interest	7
As of December 31, 2024	$7
Changes and adjustments	—
As of December 31, 2025	$7

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

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments, beginning in April 2023, that are due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap. In November 2025, the Company sold to OMERS its right to an additional 25% of the future royalty payments, beginning in January 2028, that are due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap. These agreements are further described in “Note 10. Liabilities for Sales of Future Royalties.”

Royalty Revenue for Sales in the European Territory

KKC has commercial responsibility for Crysvita in the European Territory. Under the collaboration agreement, the Company is entitled to receive royalties of up to 10% of net sales in the European Territory, which are recorded as royalty revenue as the underlying sales occur. In December 2019, the Company sold its right to receive these royalty payments to Royalty Pharma, effective January 1, 2020, as further described in “Note 10. Liabilities for Sales of Future Royalties.”

Total Crysvita revenue was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Product sales	$177	$135	$75
Revenue in Profit-Share Territory:
Royalty revenue	192	174	113
Non-cash royalty revenue	83	75	49
Collaboration revenue	—	—	70
Total revenue in Profit-Share Territory	275	249	232
Non-cash royalty revenue in European Territory	29	26	21
Total Crysvita revenue	$481	$410	$328

Collaboration Cost Sharing and Payments

Under the collaboration agreement, KKC and the Company share certain development and commercialization costs, and as a result, the Company was reimbursed for these costs and operating expenses were reduced. KKC also receives a transfer price and royalty on net product sales revenue which is recorded in cost of sales. These amounts were recognized in the Company’s Consolidated Statements of Operations in connection with the collaboration agreement with KKC as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Research and development	$(5)	$(4)	$(7)
Selling, general and administrative	$—	$(4)	$(17)
Cost of sales	$61	$46	$18

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $98 million and $85 million from royalties, other receivables of $1 million and $2 million recorded in other current assets, and accrued liabilities of $12 million and $7 million from amounts owed for transfer price and royalties as well as commercial and development activity reimbursements, as of December 31, 2025 and 2024, respectively.

Regeneron

In January 2022, the Company entered into a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30 million upfront payment. As of December 31, 2025, the Company has recognized an aggregate of $33 million for regulatory and sales milestones under the agreement. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets. See "Note 5. Intangible Assets, net" for additional details. The Company is required to pay up to an aggregate of $31 million in the future contingent upon the achievement of certain regulatory and sales milestones. The Company may share in certain costs for global trials led by Regeneron. Additionally, the Company pays Regeneron a product purchase price and royalties on certain revenues.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company is the principal in sales transactions with the customer, the Company recognizes product sales and cost of sales in the period the related sales occur and the related revenue recognition criteria are met. Under the collaboration agreement, Regeneron supplies the product and charges the Company a product purchase price from the low 20% range up to 40% on net sales, which is recognized as cost of sales in the Company’s Consolidated Statement of Operations.

Under the collaboration agreement, Regeneron and the Company share certain development and commercialization costs. Regeneron also receives a product purchase price and royalty on net product sales revenue which is recorded in cost of sales. These amounts were recognized in the Company’s Consolidated Statements of Operations in connection with the collaboration agreement with Regeneron as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Research and development	$1	$(3)	$8
Cost of sales	$16	$8	$1

The Company had collaboration payables for this arrangement included in accrued liabilities on the Consolidated Balance Sheets of $9 million and $18 million as of December 31, 2025 and 2024, respectively.

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

Abeona

In May 2022, the Company announced an exclusive License Agreement for the AAV gene therapy for UX111 with Abeona for the treatment of MPS IIIA. Under the terms of the agreement, the Company assumed responsibility for the UX111 program and in return, the Company is obligated to pay tiered royalties of up to 10% on net sales and commercial milestone payments of up to $30.0 million contingent upon regulatory approval of the product. Additionally, the Company entered into an Assignment and Assumption Agreement with Abeona to transfer and assign to the Company the exclusive license agreement between Nationwide Children’s Hospital, or NCH, and Abeona for certain rights related to UX111. Under this agreement, the Company is obligated to pay up to $1 million contingent upon achievement of development and regulatory milestones as well as royalties in the low single-digits of net sales.

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

Upon the closing of the transactions under the License and Collaboration Agreement with Mereo in January 2021, the Company made a payment of $50 million to Mereo. As of December 31, 2025, the Company has made payments totaling $9 million for regulatory milestones achieved. The Company is obligated to pay Mereo up to $245 million in future milestone payments, contingent upon the achievement of certain regulatory and commercial milestones. The Company pays for all global development costs and will pay a tiered double-digit percentage royalties to Mereo on net sales in the Ultragenyx Territory. Mereo will pay the Company a fixed double-digit percentage royalty on net sales in the Mereo Territory. If the Company receives and resells an FDA priority review voucher, or PRV, in connection with a new drug application approval, Mereo is entitled to receive a portion of proceeds from the sale of the PRV or a cash payment from the Company, in the event the Company chooses to retain the PRV.

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

For the years ended December 31, 2025 and 2024, the Company recorded offsets to research and development expense of $5 million and $1 million, respectively. For the year ended December 31, 2023, the Company recorded development costs of $9 million for the achievement of a clinical milestone recorded in research and development expense.

As of December 31, 2025 and 2024, the Company had receivables from Mereo in the amount of $1 million and $1 million, respectively, recorded in other current assets for development activity reimbursements.

GeneTx Biotherapeutics LLC

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics LLC, or GeneTx, as subsequently amended, or the Option Agreement, to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. In July 2022, the Company exercised its option to acquire GeneTx, pursuant to the terms of the Option Agreement. During the year ended December 31, 2024, the Company achieved a $30 million regulatory milestone upon the initiation of the Phase 3 Aspire clinical study for GTX-102. The Company is obligated to pay up to $85 million in additional regulatory approval milestones for the achievement of U.S. and EU product approvals, and up to $75 million in commercial milestone payments based on annual worldwide net product sales, contingent upon the achievement of the milestones. The Company will also pay tiered mid- to high single-digit percentage royalties based on licensed product annual net sales. If the Company receives and resells an FDA priority review voucher, or PRV, in connection with a new drug application approval, GeneTx unitholders are entitled to receive a portion of proceeds from the sale or a cash payment from the Company if the Company chooses to retain the PRV.

As part of the Company's acquisition of GeneTx, the Company assumed a License Agreement with Texas A&M University, or TAMU. The Company recognized an aggregate of $1 million for clinical milestones under the TAMU agreement, and has future obligations up to $23 million for various milestones and a nominal annual license fee that may increase up to a maximum of $2 million. The Company will also pay mid-single-digit percentage royalties based on licensed product annual net sales. As of December 31, 2025 and 2024, the Company had nil and $1 million, respectively, in collaboration payables under this arrangement.

Prior to the achievement of certain development and regulatory milestones, amounts paid towards the milestones are classified as in-process research and development expense, as the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use.

University of Pennsylvania

The Company has a research, collaboration, and license agreement with University of Pennsylvania School of Medicine, or Penn, which provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of certain indications. Under the agreement, Penn granted the Company an exclusive, worldwide license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each indication for the term of the agreement. The Company will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development,

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

manufacturing and commercialization of each indication. The Company is obligated to make milestone payments of up to $5 million for each indication, if certain development milestones are achieved. The Company is also obligated to make milestone payments of up to $25 million per approved product, if certain commercial milestones are achieved, as well as low to mid- single-digit royalties on net sales of each licensed product.

REGENXBIO, Inc.

The Company has a license agreement with REGENXBIO, Inc., or REGENX, for an exclusive, sublicensable, worldwide commercial license under certain intellectual property for preclinical and clinical research and development, and commercialization of drug therapies using REGENX's licensed patents for the treatment of OTC deficiency and GSD1a. The Company will pay an annual fee and certain milestone fees per disease indication, low to mid- single-digit royalty percentages on net sales of licensed products, and milestone and sublicense fees owed by REGENX to its licensors, which are contingent upon the attainment of certain development activities as outlined in the agreement. This license agreement was terminated for certain indications in November 2025.

The Company also had an option and license agreement with REGENX under which the Company had an exclusive, sublicensable, worldwide license to make, have made, use, import, sell, and offer for sale licensed products to treat Wilson disease and CDKL5 deficiency. This option and license agreement was terminated in November 2025.

9.
Leases

The Company leases office space and research, testing and manufacturing laboratory space in various facilities in Novato and Brisbane, California, in Somerville and Woburn, Massachusetts, and in certain foreign countries, under operating agreements expiring at various dates through 2031. Certain lease agreements include options for the Company to extend the lease for multiple renewal periods and provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases. None of these optional periods have been considered in the determination of the right-of-use lease asset or the lease liability for the leases as the Company did not consider it reasonably certain that it would exercise any such options. The Company recognizes lease expense on a straight-line basis over the non-cancelable term of its operating leases. The variable lease expense primarily consists of common area maintenance and other operating costs.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$12	$12	$13
Variable lease expense	5	6	5
Total	$17	$18	$18

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024, and 2023 was $14 million, $16 million, and $13 million, respectively, and was included in net cash used in operating activities in the Consolidated Statements of Cash Flows.

Right-of-use lease assets were $23 million and $26 million as of December 31, 2025 and 2024, respectively, and were included in other non-current assets on the Consolidated Balance Sheets.

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2025 (in millions):

Year Ending December 31,	Operating
2026	$15
2027	10
2028	8
2029	7
2030	2
Thereafter	1
Total future lease payments	43
Less: Amount representing interest	(7)
Present value of future lease payments	36
Less: Lease liabilities, current	(12)
Lease liabilities, non-current	$24

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2025 and 2024, the weighted-average remaining operating lease terms and the weighted-average discount rates used to determine the lease liability were as follows:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term (in years)	4	4
Weighted-average discount rate	10.0%	10.1%

10.
Liabilities for Sales of Future Royalties

In December 2019, the Company entered into a Royalty Purchase Agreement with RPI. Pursuant to the agreement, RPI paid $320 million to the Company in consideration for the right to receive royalty payments effective January 1, 2020, arising from the net sales of Crysvita in the EU, the U.K., and Switzerland under the terms of the Company’s Collaboration and License Agreement with KKC dated August 29, 2013, as amended, or the KKC Collaboration Agreement. The agreement with RPI will automatically terminate, and the payment of royalties to RPI will cease, in the event aggregate royalty payments received by RPI are equal to or greater than $608.0 million prior to December 31, 2030, or in the event aggregate royalty payments received by RPI are less than $608 million prior to December 31, 2030, or when aggregate royalty payments received by RPI are equal to $800 million.

In July 2022, the Company entered into a Royalty Purchase Agreement with OMERS, or the 2022 OMERS Agreement. Pursuant to the agreement, OMERS paid $500 million to the Company in consideration for the right to receive 30% of the future royalty payments due to the Company from KKC based on net sales of Crysvita in the U.S. and Canada under the terms of the KKC Collaboration Agreement. The calculation of royalty payments to OMERS is based on net sales of Crysvita beginning in April 2023 and will expire upon the earlier of the date on which aggregate payments received by OMERS equals $725 million or on the date the final royalty payment is made to the Company under the KKC Collaboration Agreement.

In November 2025, the Company entered into a second Royalty Purchase Agreement with OMERS, or the 2025 OMERS Agreement. Pursuant to the agreement, OMERS paid $400 million to the Company in exchange for the right to receive an additional 25% of future royalty payments, starting on January 1, 2028, on net sales of Crysvita in the U.S. and Canada. OMERS will also continue to receive 30% of Crysvita net sales in the U.S. and Canada following the achievement of $725 million in aggregate payments under the 2022 OMERS Agreement. The 2025 OMERS Agreement will expire upon the earlier of the date on which aggregate payments received by OMERS under this transaction equal $620 million or on the date the final royalty payment is made to the Company under the KKC Collaboration Agreement. Under the agreement, OMERS granted the Company an option to repurchase the entire purchased interest, that expires in November 2027, for 1.35 times the purchase price, or $540 million.

Proceeds from these transactions were recorded as liabilities for sales of future royalties on the Consolidated Balance Sheets. Upon inception of the respective arrangements, the Company recorded liabilities of $320 million, $500 million, and $400 million, net of transaction costs of $6 million, $9 million, and $8 million, for the RPI Agreement, the 2022 OMERS Agreement, and the 2025 OMERS Agreement, respectively. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Consolidated Statements of Operations over the term of the arrangements. Royalties earned under the RPI Agreement, the 2022 OMERS Agreement, and the 2025 OMERS Agreement from inception to December 31, 2025 have been $128 million, $206 million, and nil, respectively. The Company’s effective annual interest rates were 5.5%, 7.3%, and 9.2% for the RPI Agreement, the 2022 OMERS Agreement, and the 2025 OMERS Agreement, respectively, as of December 31, 2025.

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

The following table shows the activity within the liability account (in millions):

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

	Liabilities for Sales of Future Royalties
	RPI	OMERS 2022	OMERS 2025	Total
December 31, 2023	$377	$515	$—	$892
Royalty revenue	(26)	(59)	—	(85)
Non-cash interest expense	24	39	—	63
December 31, 2024	375	495	—	870
Net proceeds from sale of future royalties	—	—	392	392
Royalty revenue	(29)	(79)	—	(108)
Non-cash interest expense	20	36	6	62
December 31, 2025	$366	$452	$398	$1,216

11.
Equity

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds of up to $350 million, from time to time, in at-the-market, or ATM, offerings through Cowen. The Company sold 2.2 million shares under the ATM for net proceeds of $80 million during the year ended December 31, 2025.

In May 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds of up to $350 million, from time to time, in ATM offerings through Jefferies. During the year ended December 31, 2023, there were 1.2 million shares sold under the ATM resulting in net proceeds of $53 million.

Underwritten Public Offering

In June 2024, the Company completed an underwritten public offering in which 8.8 million shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1.3 million shares, at a public offering price of $39.00 per share. In connection with the offering, the Company sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1.5 million shares of common stock at a purchase price of $38.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that the Company received from the offering were $381 million, net of underwriting discounts and commissions.

In October 2023, the Company completed an underwritten public offering in which 9.8 million shares of common stock were sold, including the exercise in full by the underwriters of their option to purchase an additional 1.5 million shares, at a public offering price of $30.00 per share. In connection with the offering, the Company sold to certain investors pre-funded warrants, in lieu of common stock, to purchase 1.7 million shares of common stock at a purchase price of $29.999 per pre-funded warrant, which equals the public offering price per share of common stock less the $0.001 exercise price per share of each pre-funded warrant. The total proceeds that the Company received from the offering were $327 million, net of underwriting discounts and commissions.

The pre-funded warrants were classified as a component of permanent equity in the Company's Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the pre-funded warrants. As of December 31, 2025, no pre-funded warrants had been exercised.

The table below summarizes pre-funded warrants activity:

Pre-funded warrants (millions)
As of December 31, 2023	1.7
Issuance of pre-funded warrants	1.5
As of December 31, 2024	3.2
Changes and adjustments	—
As of December 31, 2025	3.2

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

Under the 2014 Employee Stock Purchase Plan, or ESPP, eligible employees may purchase common stock at 85% of the lesser of the fair market value of common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2025, the Company issued 0.2 million shares of common stock under the ESPP.

The table below summarizes the Company's equity plans as of December 31, 2025:

Plan	Year of Adoption	Expiration Date, as Amended	Maximum Number of Shares Authorized (millions)	Shares Available for Future Issuance (millions)
Employment Inducement Plan	2021	February 3, 2031	1.7	0.3
2023 Incentive Plan(1)	2023	June 7, 2033	15.5	7.9
2014 Employee Stock Purchase Plan	2014	June 7, 2033	7.3	6.2

(1) Maximum number of shares authorized and shares available for future issuance under the 2023 Incentive Plan includes 4.0 million shares subject to the 2014 Incentive Plan cancelled after June 7, 2023.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information:

	Options Outstanding
	Number of Options (millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding — December 31, 2024	9.4	$65.54	6	$2
Options granted	1.2	41.75
Options exercised	—	38.57
Options cancelled	(1.7)	73.53
Outstanding — December 31, 2025	8.9	60.87	6	—
Vested and exercisable — December 31, 2025	6.5	66.31	5	—
Vested and expected to vest — December 31, 2025	8.7	61.24	6	—

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company's options exercised and vested for each of the periods indicated (in millions except for weighted-average estimated fair value of options granted):

	Year Ended December 31,
	2025	2024	2023
Intrinsic value of options exercised	$—	$1	$5
Cash received from the exercise of options	$—	$6	$3
Weighted-average estimated fair value of options granted	$22.92	$29.88	$25.53
Estimated fair value of options vested	$46	$54	$60

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock.

Performance Stock Options

The following table summarizes activity under the Company’s Performance Stock Option, or PSO, plans and related information:

	PSOs Outstanding
	Number of Options (millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2024	1.2	$67.37	2	$—
PSOs cancelled	(0.4)	67.37
Outstanding — December 31, 2025	0.8	67.37	1	—
Vested and exercisable — December 31, 2025	0.8	67.37	1	—
Vested and expected to vest — December 31, 2025	0.8	67.37	1	—

During the year ended December 31, 2022, PSOs were granted to certain nonexecutive employees. PSOs are subject to vest only if specified operational milestones are achieved and the employees’ continued service with the Company. The Company uses the Black-Scholes method to calculate the fair value at the grant date and is recognizing stock-based compensation expense for the PSOs that are expected to vest. Stock-based compensation for PSOs is recognized over the service period, beginning in the period the Company determines it is probable that a milestone will be achieved. Forfeitures of PSOs are recognized as they occur. The Company reassesses the probability of the performance condition at each reporting period and adjusts the compensation cost based on the probability assessment. As of December 31, 2025, certain operational milestones had been achieved. The aggregate intrinsic values of PSOs outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the PSOs and the fair value of the Company’s common stock. The total estimated grant date fair value of PSOs vested during the years ended December 31, 2025, 2024, and 2023 was $14 million, $10 million, and $3 million, respectively.

Restricted Stock Units

The following table summarizes activity under the Company’s Restricted Stock Units, or RSU, plans and related information:

	RSUs Outstanding
	Number of Shares (millions)	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2024	5.2	$53.22
RSUs granted	2.9	41.04
RSUs vested	(1.5)	56.39
RSUs cancelled	(0.7)	49.78
Unvested — December 31, 2025	5.9	46.23

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of one to four years. The total grant date fair value of the RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $85 million, $63 million, and $55 million, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $62 million, $54 million, and $33 million, respectively.

Performance Stock Units

The following table summarizes activity under the Company’s Performance Stock Units, or PSUs and related information:

	PSUs Outstanding
	Number of Shares (millions)	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2024	0.6	$59.39
PSUs granted	0.4	50.77
PSUs vested	(0.2)	53.44
PSUs cancelled	(0.1)	49.95
Unvested — December 31, 2025	0.7	57.48

The fair value of the PSUs is determined on the grant date based on the fair value of the Company’s common stock, except for certain PSUs with a market vesting condition, for which fair value is estimated using a Monte Carlo simulation model. PSUs are subject to vest only if certain specified criteria are achieved and the employees’ continued service with the Company. For certain PSUs, the number of PSUs that may vest are also subject to the achievement of certain specified criteria, including both performance conditions and market conditions. As of December 31, 2025, certain specified criteria were deemed probable of achievement or already achieved. Stock-based compensation for PSUs is recognized over the service period beginning in the period the Company determines it is probable that the performance criteria will be achieved. The total grant date fair value of the PSUs vested during the years ended December 31, 2025, 2024, and 2023 was $12 million, $3 million, and $4 million, respectively, with an aggregate intrinsic value of the shares of $9 million, $2 million and $1 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$2	$1	$1
Research and development	84	87	75
Selling, general and administrative	67	70	59
Total stock-based compensation expense	$153	$158	$135

Stock-based compensation of $2 million, $3 million, and $2 million was capitalized into inventory for the years ended December 31, 2025, 2024, and 2023, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

As of December 31, 2025, the total unrecognized compensation expense related to unvested equity awards, net of estimated forfeitures, was $232 million, which the Company expects to recognize over an estimated weighted-average period of 2 years. In determining the estimated fair value of the stock options, PSOs and ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (years)	6	6	6
Expected volatility	53%	55%	55%
Risk-free interest rate	4.1%	4.2%	4.2%
Expected dividend rate	0.0%	0.0%	0.0%

13.
Defined Contribution Plan

The Company sponsors a retirement plan in which substantially all of its full-time employees in the U.S. and certain other foreign countries are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company recorded $10 million, $10 million, and $10 million as expense related to the plan for the years ended December 31, 2025, 2024, and 2023, respectively.

14.
Income Taxes

The components of the Company’s loss before income taxes were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$565	$563	$609
Foreign	6	4	—
Total loss before income taxes	$571	$567	$609

The components of the Company’s income tax provision (benefit) were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current provision for income taxes:
Federal	$—	$—	$—
State	—	—	(3)
International	4	3	3
Total current tax provision	4	3	—
Deferred tax provision:
Federal	—	—	—
State	—	—	(2)
International	—	(1)	—
Total deferred tax benefit	—	(1)	(2)
Total provision for (benefit from) income taxes	$4	$2	$(2)

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

For the year ended December 31, 2023, the Company recognized an income tax benefit of $5 million attributable to modifications in its state apportionment methodology, offset by an income tax expense of $3 million from foreign jurisdictions. For the year ended December 31, 2024, the Company recognized income tax expense of $1 million from foreign jurisdictions alongside a nominal amount of state tax. For the year ended December 31, 2025, the Company recognized income tax expense of $4 million from foreign jurisdictions and a nominal amount of state tax. The Company realized no benefit for current year losses due to a full valuation allowance against the U.S. net deferred tax assets.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The table below provides the updated requirements of ASU 2023-09 for the year ended December 31, 2025.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows (in millions except percentage amounts):

	Year Ended December 31,
	2025
Federal statutory income tax rate	$(120)	21.0%
State income taxes, net of federal benefit (1)	—	—
Foreign tax effects	5	(0.9)
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	5	(0.9)
Tax credits	—	—
Research tax credit	(12)	2.1
Orphan drug credit	(32)	5.6
Change in valuation allowance	145	(25.4)
Nontaxable or nondeductible items
Share-based payment awards	14	(2.5)
Other	(1)	0.3
Uncertain tax positions	—	—
Other Adjustments	—	—
Provision for income taxes	$4	(0.7)%
(1) Includes a nominal amount of state tax. Illinois State tax made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax	21.0%	21.0%
State income taxes, net of federal benefit	—	0.8
Federal tax credits	10.8	7.3
Other	0.1	(0.7)
Nondeductible permanent items	(1.1)	(0.3)
Stock-based compensation	(1.6)	(1.8)
Uncertain tax positions	(2.0)	(1.4)
Change in valuation allowance	(27.1)	(24.1)
Foreign rate differential	(0.4)	(0.5)
Provision for income taxes	(0.3)%	0.3%

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

Income taxes paid (net of refunds) for the year ended December 31, 2025 is disaggregated as follows (in millions):

Year Ended December 31,
2025
Federal income taxes paid (net of refunds)	$—
State income taxes paid (net of refunds)	—
Foreign income taxes paid (net of refunds)
Brazil	1
Mexico	1
Other (1)	2
Total income taxes paid (net of refunds)	$4
(1) There was a nominal amount of foreign taxes paid (net of refunds) to Canada, Switzerland, France, Japan, and the Netherlands.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below (in millions):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Loss carryforwards	$511	$309
Tax credits	426	370
Stock options	46	52
Accruals and reserves	34	32
Fixed assets and intangibles	26	32
Liabilities for sales of future royalties	276	197
Basis difference in equity investments	8	9
Capitalized research and development costs	34	212
Other	—	1
Gross deferred tax assets	1,361	1,214
Valuation allowance	(1,355)	(1,207)
Total deferred tax assets	6	7
Deferred tax liabilities:
In-process research and development	(30)	(30)
Right-of-use lease assets	(5)	(6)
Gross deferred tax liabilities	(35)	(36)
Net deferred tax liabilities	$(29)	$(29)

As of December 31, 2025 and 2024, the Company had approximately $2,104 million and $1,191 million, respectively, of federal net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031. As of December 31, 2025 and 2024, the Company had approximately $936 million and $744 million, respectively, of state net operating loss carryforwards available to reduce future taxable income that will begin to expire in 2031.

As of December 31, 2025 and 2024, the Company had federal research tax credit carryforwards of approximately $60 million and $45 million, respectively, available to reduce future tax liabilities that will begin to expire in 2031. As of December 31, 2025 and 2024, the Company had state research credit carryforwards of $110 million and $92 million, respectively, available to reduce future tax liabilities. The majority of these credits will be carried forward indefinitely, and others will expire at various dates in the future.

As of December 31, 2025 and 2024, the Company had federal Orphan Drug Credits of approximately $379 million and $339 million, respectively, available to reduce future tax liabilities that will begin to expire in 2031.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

The Company’s ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations pursuant to Internal Revenue Code Sections 382 and 383 as a result of ownership changes in the past and future. As a result of ownership changes in 2012 and 2011, $4 million of federal net operating loss carryforwards, $4 million of state net operating loss carryforwards, and a nominal amount of federal tax credits are permanently limited. Deferred tax assets for net operating losses and tax credits have been reduced and a corresponding adjustment to the valuation allowance has been recorded.

The valuation allowance increased by $148 million and $171 million during the years ended December 31, 2025 and 2024, respectively.

The Company recorded unrecognized tax benefits for uncertainties in income taxes. A reconciliation of the Company’s unrecognized tax benefits follows (in millions):

	December 31,
	2025	2024	2023
Balance at beginning of year	$97	$80	$67
Additions based on tax positions related to current year	15	15	12
Additions for tax positions of prior years	—	2	1
Reductions for tax positions of prior years	(1)	—	—
Balance at end of year	$111	$97	$80

Approximately $1 million in unrecognized tax benefits would impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. For the years ended December 31, 2025, 2024 and 2023, the Company recognized nominal amounts for accrued interest and penalties as a component of income tax expense. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next year.

It is the Company’s intention to reinvest the earnings of its non-U.S. subsidiaries in their operations. As of December 31, 2025, the Company had not made a provision for any incremental foreign withholding taxes on approximately $17 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount of withholding taxes.

The Company files income tax returns in the U.S. federal, 40 state tax jurisdictions, and ten foreign countries. The federal and state income tax returns from inception to December 31, 2025 remain subject to examination.

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

Manufacturing and service contract obligations primarily relate to manufacturing of product for our clinical stage pipeline, the majority of which are due in the next 12 months.

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

16.
Related Party Transaction

In July 2022, the Company entered into an agreement with a non-profit foundation in which two members of the Company’s board of directors, including the Company’s Chief Executive Officer, at the time also served as board members of the foundation, whereby an aggregate $1 million contribution is being paid to the foundation over a four-year period, beginning in the third quarter of 2022, to support rare disease education and awareness. A total of $1 million has been recorded as research and development expense for this agreement to date. There are no further obligations under this agreement.

17.
Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2025, 2024, and 2023 (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(575)	$(569)	$(607)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	98.6	90.5	73.5
Net loss per share, basic and diluted	$(5.83)	$(6.29)	$(8.25)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in millions):

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock, restricted stock units, and performance stock units	16.8	16.3	14.2

18.
Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consisted of the following (in millions):

	Year Ended December 31,
	2025	2024
Cumulative foreign currency translation adjustment	$1	$(2)
Unrealized gain on securities available-for-sale	—	1
Total accumulated other comprehensive income (loss)	$1	$(1)

19.
Subsequent Events

In February 2026, the Company’s Board of Directors approved a strategic restructuring plan that includes a reduction of approximately 10% of the Company’s workforce, or the Restructuring Plan. As a result of this reduction in force, the Company estimates that it will incur restructuring charges of approximately $50 million in total in connection with employee related termination and severance costs, charges for the termination of UX143 manufacturing agreements, and other related activities,

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Consolidated Financial Statements (continued)

substantially all of which are expected to be recognized during the first half of 2026. Cash payments related to these costs are expected to be made over the same period.

The Restructuring Plan is intended to reduce the Company's headcount and expenses by focusing resources on the Company’s largest value drivers. Management’s estimates are based on information available as of the approval date of the Restructuring Plan and are subject to change as the plan is implemented.