Form 10-Q
period 2026-03-31
Ultragenyx Pharmaceutical Inc.
filed 2026-05-06
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 98,489,224 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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
•
the outcome of the FDA’s review of our resubmitted Biologics License Application, or BLA, for UX111, including whether we have fully addressed the FDA’s comments in its complete response letter (CRL) to the satisfaction of the FDA;
•
whether the FDA will approve our BLAs for UX111 and DTX401 within the anticipated timeframes, or whether the FDA will require additional information, studies, or manufacturing changes as a condition of approval;
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
•
our financial performance, including our expectations for profitability in 2027;
•
our ability to obtain supply of our products and product candidates;
•
the scalability and commercial viability of our manufacturing methods and processes;
•
developments and projections relating to our competitors and our industry;
•
our ability to achieve the anticipated savings from our restructuring plan announced in February 2026;
•
stagnating or worsening business and economic conditions and increasing geopolitical instability, including inflationary pressures, general economic slowdown or a recession, high interest rates, foreign exchange rate volatility, government shutdowns, financial institution instability, changes in tariff policy, and changes in monetary policy;
•
the impact of market conditions and volatility on unrealized gains or losses on our nonqualified deferred compensation plan investments and our financial results; and
•
other risks and uncertainties, including those listed under "Part II, Item 1A. Risk Factors."

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$175	$421
Marketable securities	238	259
Accounts receivable, net	121	158
Inventory	55	52
Prepaid expenses and other assets	68	61
Total current assets	657	951
Property, plant, and equipment, net	239	244
Marketable securities	121	57
Intangible assets, net	174	176
Goodwill	44	44
Other assets	61	60
Total assets	$1,296	$1,532
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42	$31
Accrued liabilities	194	265
Liabilities for sales of future royalties	72	69
Other liabilities	17	19
Total current liabilities	325	384
Deferred tax liabilities	30	30
Liabilities for sales of future royalties	1,128	1,147
Other liabilities	42	44
Total liabilities	1,525	1,605
Noncontrolling interest	7	7
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share—25.0 shares authorized; nil outstanding in 2026 and in 2025	—	—
Common stock, par value of $0.001 per share—250.0 shares authorized; outstanding—98.3 in 2026 and 96.6 in 2025	—	—
Treasury stock, at cost, 0.3 in 2026 and 0.2 in 2025	(10)	(8)
Deferred compensation obligation	10	8
Additional paid-in capital	4,481	4,451
Accumulated other comprehensive loss	—	1
Accumulated deficit	(4,717)	(4,532)
Total stockholders’ equity (deficit)	(236)	(80)
Total liabilities, noncontrolling interest and stockholders’ equity (deficit)	$1,296	$1,532

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales	$89	$91
Royalty revenue	47	48
Total revenues	136	139
Operating expenses:
Cost of sales	30	29
Research and development	187	166
Selling, general and administrative	88	87
Total operating expenses	305	282
Loss from operations	(169)	(143)
Interest income	6	7
Non-cash interest expense on liabilities for sales of future royalties	(21)	(14)
Loss before income taxes	(184)	(150)
Provision for income taxes	(1)	(1)
Net loss	$(185)	$(151)
Net loss per share, basic and diluted	$(1.84)	$(1.57)
Shares used in computing net loss per share, basic and diluted	100.6	96.3

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(185)	$(151)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1
Change in unrealized loss on available-for-sale securities	(1)	—
Other comprehensive income (loss):	(1)	1
Total comprehensive loss	$(186)	$(150)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In millions)

	Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity (deficit)
Balance as of December 31, 2025	96.6	$4,451	$1	$(4,532)	$(8)	$8	$(80)
Stock-based compensation	—	30	—	—	—	—	30
Issuance of common stock under equity plan awards, net of tax	1.7	—	—	—	—	—	—
Deferred compensation	—	—	—	—	(2)	2	—
Other comprehensive loss	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	(185)	—	—	(185)
Balance as of March 31, 2026	98.3	$4,481	$—	$(4,717)	$(10)	$10	$(236)

Balance as of December 31, 2024	92.5	$4,213	$(1)	$(3,957)	$(4)	$4	$255
Stock-based compensation	—	39	—	—	—	—	39
Issuance of common stock under equity plan awards, net of tax	1.4	—	—	—	—	—	—
Deferred compensation	—	—	—	—	(4)	4	—
Other comprehensive income	—	—	1	—	—	—	1
Net loss	—	—	—	(151)	—	—	(151)
Balance as of March 31, 2025	93.9	$4,252	$—	$(4,108)	$(8)	$8	$144

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(185)	$(151)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30	40
Amortization of discount on marketable securities, net	(1)	(2)
Depreciation and amortization	8	9
Non-cash royalty revenue	(20)	(19)
Non-cash interest expense on liabilities for sales of future royalties	21	14
Other	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	19	10
Inventory	(4)	(1)
Prepaid expenses and other assets	(9)	(17)
Accounts payable, accrued, and other liabilities	(57)	(48)
Net cash used in operating activities	(197)	(166)
Investing activities:
Purchase of property, plant, and equipment	(1)	(1)
Purchase of marketable securities	(131)	—
Proceeds from maturities of marketable securities	88	137
Payments for intangible asset	(5)	(15)
Other	—	(1)
Net cash (used in) provided by investing activities	(49)	120
Effect of exchange rate changes on cash	(1)	1
Net decrease in cash, cash equivalents and restricted cash	(247)	(45)
Cash, cash equivalents and restricted cash at beginning of period	436	184
Cash, cash equivalents and restricted cash at end of period	$189	$139

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
•
UX016 is a small-molecule prodrug of sialic acid, or SA, being evaluated as a substrate replacement therapy for GNE myopathy; and
•
UX143 which is subject to the Company’s collaboration agreement with Mereo BioPharma 3, or Mereo, is a fully human monoclonal antibody that inhibits sclerostin, a protein that acts on a key bone-signaling pathway and inhibits the activity of bone-forming cells for the treatment of patients with Osteogenesis Imperfecta, or OI.

The Company has sustained operating losses and expects such annual losses to continue in the near term. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through March 31, 2026, the Company has relied primarily on the sale of equity securities, revenues from commercial products, the sale of certain future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company consolidates any variable interest entity, or VIE, for which it is the primary beneficiary. Certain reclassifications have been made to prior periods in the Condensed Consolidated Financial Statements and accompanying notes to conform with the current presentation.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on February 18, 2026, or Annual Report, with the United States Securities and Exchange Commission, or the SEC.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of money market accounts used as collateral for the Company’s obligations under its facility leases and to guarantee the fulfillment of certain sales orders to certain government-sponsored customers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows (in millions):

	March 31,
	2026	2025
Cash and cash equivalents	$175	$127
Restricted cash included in other current assets	8	8
Restricted cash included in other non-current assets	6	4
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$189	$139

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk as of March 31, 2026 and December 31, 2025.

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

Collaboration, License, and Royalty Revenue

The Company has certain license and collaboration agreements that are within the scope of ASC 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. We generally classify funding received related to research and development services and commercialization costs as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

As described in “Note 8. Liabilities for Sales of Future Royalties”, for certain royalty payments from net sales of Crysvita in applicable territories that were sold to RPI and OMERS, the Company records the non-cash royalty revenue on a prospective basis in the Condensed Consolidated Statements of Operations over the term of the applicable arrangement.

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

Restructuring

Restructuring expense consists primarily of costs associated with exit or disposal activities, including contract terminations, employee terminations, and severance costs. For employee terminations accounted for as ongoing benefit arrangements, the Company recognizes a liability for termination benefits when it is probable that the benefits will be paid and the amounts are reasonably estimable. Contract termination costs and other costs associated with exit or disposal activities are recognized when it is probable that the costs will be incurred, i.e., upon contract termination or when the Company ceases using the rights conveyed by the contract and the amounts are reasonably estimable.

These costs are recorded within operating expenses in the Condensed Consolidated Statements of Operations and the related restructuring liabilities are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in millions):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$84	$—	$—	$84
Time deposits	—	10	—	10
Corporate bonds	—	307	—	307
Commercial paper	—	18	—	18
U.S. Government Treasury and agency securities	6	29	—	35
Investment in Solid common stock	4	—	—	4
Deferred compensation assets	—	19	—	19
Total financial assets	$94	$383	$—	$477

Financial Liabilities:
Deferred compensation liabilities	$—	$20	$—	$20

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$320	$—	$—	$320
Time deposits	—	10	—	10
Corporate bonds	—	263	—	263
Commercial paper	—	37	—	37
U.S. Government Treasury and agency securities	12	23	—	35
Investment in Solid common stock	3	—	—	3
Deferred compensation assets	—	19	—	19
Total financial assets	$335	$352	$—	$687

Financial Liabilities:
Deferred compensation liabilities	$—	$19	$—	$19

4. Balance Sheet Components

Cash Equivalents and Marketable Securities

The fair values of cash equivalents and marketable securities classified as available-for-sale securities consist of the following (in millions):

	March 31, 2026
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$84	$—	$—	$84
Time deposits	10	—	—	10
Corporate bonds	308	—	(1)	307
Commercial paper	18	—	—	18
U.S. Government Treasury and agency securities	35	—	—	35
Total	$455	$—	$(1)	$454

	December 31, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$320	$—	$—	$320
Time deposits	10	—	—	10
Corporate bonds	263	—	—	263
Commercial paper	37	—	—	37
U.S. Government Treasury and agency securities	35	—	—	35
Total	$665	$—	$—	$665

At March 31, 2026, the remaining contractual maturities of available-for-sale securities were less than two years. The cost of securities sold is based on the specific-identification method. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at March 31, 2026 have been in a loss position for less than 12 months or the loss is not material and is temporary in nature.

Inventory

Inventory consists of the following (in millions):

	March 31,	December 31,
	2026	2025
Work-in-process	$33	$27
Finished goods	22	25
Total inventory	$55	$52

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	March 31,	December 31,
	2026	2025
Research and clinical study expenses	$19	$23
Payroll and related expenses	57	89
Revenue related reserves	61	57
Manufacturing and related expenses	35	67
Commercial and development milestones	—	5
Other	22	24
Total accrued liabilities	$194	$265

5. Revenue

The following table disaggregates total revenues from external customers by product sales and royalty revenue (in millions):

	Three Months Ended
	March 31,
	2026	2025
Product sales:
Crysvita	$46	$55
Dojolvi	18	17
Evkeeza	18	11
Mepsevii	7	8
Total product sales	89	91
Crysvita royalty revenue	47	48
Total revenues	$136	$139

The following table disaggregates total revenues based on geographic location (in millions):

	Three Months Ended
	March 31,
	2026	2025
North America	$59	$58
Latin America	42	55
Europe, Middle East, and Africa	31	23
Asia-Pacific	4	3
Total revenues	$136	$139

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 33% and 62% of the total accounts receivable balance as of March 31, 2026 and December 31, 2025, respectively. A separate customer accounted for 12% and 2% of the total accounts receivable balance as of March 31, 2026 and December 31, 2025, respectively.

6. Investment in Amlogenyx Inc.

In July 2024, the Company contributed certain intellectual property rights to Amlogenyx Inc., or Amlogenyx, a subsidiary of the Company, and received 9.0 million shares of common stock of Amlogenyx. A third-party investor along with one of its affiliated entities, and the Company each contributed $7 million to Amlogenyx and in exchange, each received approximately 1.6 million shares of series seed preferred stock of Amlogenyx. The purpose of Amlogenyx is to pursue the application of the Company’s novel adeno-associated virus, or AAV, gene therapy to treat beta-amyloid disorders and related neurodegenerative diseases.

Amlogenyx was determined to be a VIE and the Company is the primary beneficiary as it has the power to direct the activities that would most significantly impact the economic performance of Amlogenyx, including the performance of R&D activities relating to its sole product candidate. As the primary beneficiary, the Company has consolidated the financial position, results of operations and cash flows of Amlogenyx in its financial statements and all intercompany balances have been eliminated in consolidation. Upon initial consolidation, the non-controlling interest of the third-party investor was recorded at its estimated fair value of $7 million, which is equal to their original investment.

As of March 31, 2026 and December 31, 2025, the Condensed Consolidated Balance Sheets included Amlogenyx assets of $3 million and $5 million, respectively. The assets primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Condensed Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the three months ended March 31, 2026 are as follows (in millions):

Noncontrolling Interest
As of December 31, 2024	$7
Changes and adjustments	—
As of December 31, 2025	$7
Changes and adjustments	—
As of March 31, 2026	$7

7. License and Research Agreements

Kyowa Kirin Co., Ltd.

In August 2013, the Company entered into a collaboration and license agreement with Kyowa Kirin Co., Ltd., or KKC. Under the terms of this collaboration and license agreement, as amended, the Company and KKC collaborate on the development and commercialization of Crysvita in the field of orphan diseases in the U.S. and Canada, or the North American Territory, and in the European Union, United Kingdom, and Switzerland, or the European Territory, and the Company has the right to develop and commercialize such products in the field of orphan diseases in Mexico and Central and South America, or Latin America.

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

Royalty Revenue for Sales in the North American Territory

KKC has commercialization responsibilities for Crysvita in the North American Territory. The Company is entitled to receive a tiered double-digit revenue share from the mid-20% range up to a maximum rate of 30%, which is recorded as royalty revenue as the underlying sales occur.

In July 2022, the Company sold to OMERS its right to receive 30% of the future royalty payments beginning in April 2023, that are due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap. In November 2025, the Company sold to OMERS its right to an additional 25% of the future royalty payments, beginning in January 2028, that are due to the Company based on net sales of Crysvita in the U.S. and Canada, subject to a cap. These agreements are further described in “Note 8. Liabilities for Sales of Future Royalties.”

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

Total Crysvita revenue was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Product sales	$46	$55
Revenue in North American Territory:
Royalty revenue	27	29
Non-cash royalty revenue	12	12
Total revenue in North American Territory	39	41
Non-cash royalty revenue in European Territory	8	7
Total Crysvita revenue	$93	$103

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

	Three Months Ended March 31,
	2026	2025
Research and development	$(1)	$—
Selling, general and administrative	—	(1)
Cost of sales	16	19

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $39 million and $98 million from royalties, other receivables of $1 million and $1 million recorded in other current assets, and accrued liabilities of $13 million and $12 million from amounts owed for transfer price and royalties as well as commercial and development activity reimbursements, as of March 31, 2026 and December 31, 2025, respectively.

Regeneron

In January 2022, the Company entered into a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30 million upfront payment. As of March 31, 2026, the Company has recognized an aggregate of $33 million for regulatory and sales milestones under the agreement. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets. The Company is required to pay up to an aggregate of $31 million in the future contingent upon the achievement of certain regulatory and sales milestones. The Company may share in certain costs for global trials led by Regeneron. Additionally, the Company pays Regeneron a product purchase price and royalties on certain revenues.

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

	Three Months Ended March 31,
	2026	2025
Cost of sales	$6	$3

The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $4 million and $9 million as of March 31, 2026 and December 31, 2025, respectively.

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

Mereo

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab and made a payment of $50 million to Mereo on closing of the transaction. As of March 31, 2026, the Company has recognized an aggregate of $9 million for regulatory milestones achieved.

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

For the three months ended March 31, 2026 and 2025, the Company recorded offsets to research and development expense of $2 million and $1 million, respectively.

The Company had receivables from Mereo in the amount of $2 million and $1 million recorded in other current assets as of March 31, 2026 and December 31, 2025, respectively.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three months ended March 31, 2026 as compared to those disclosed in "Note 8. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

8. Liabilities for Sales of Future Royalties

The Company has entered into certain royalty purchase agreements pursuant to which it sold interests in certain future royalty payments arising from net sales of Crysvita in specified territories upon payment of the specified consideration. The agreements will automatically terminate and the payments or royalties will cease once the aggregate payments as specified in the agreement, or the CAP, are reached.

The following table summarizes the key terms and activity to date for these arrangements (in millions except percentages):

Item	2025 OMERS Agreement	2022 OMERS Agreement	2019 RPI Agreement
Agreement counterparty	OMERS	OMERS	RPI
Contract execution date	November 2025	July 2022	December 2019
Upfront payment to Company	$400	$500	$320
Transaction costs	$8	$9	$6
Territories	U.S. and Canada	U.S. and Canada	EU, U.K., and Switzerland
Percentage of royalties sold	25%*	30%	100%
Royalty start date	January 1, 2028	April 1, 2023	January 1, 2020
CAP	$620	$725	$608 prior to Dec 31, 2030 or until aggregate payments reach $800
Royalties earned from inception to March 31, 2026	$—	$218	$136
Effective annual interest rate (as of March 31, 2026)	9.2%	7.3%	5.5%
* In addition, OMERS will continue to receive 30% of Crysvita net sales in the U.S. and Canada following the achievement of $725 million in aggregate payments under the 2022 OMERS Agreement.

Under the 2025 OMERS agreement, OMERS granted the Company an option to repurchase the entire purchased interest, that expires in November 2027, for 1.35 times the purchase price, or $540 million.

Proceeds from these transactions, net of transaction costs, were recorded as liabilities for sales of future royalties on the Consolidated Balance Sheets. The Company records the royalty revenue arising from the net sales of Crysvita in the applicable territories as royalty revenue in the Consolidated Statements of Operations over the term of the arrangements.

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

The following table shows the activity within the liability account (in millions):

	Liabilities for Sales of Future Royalties
	OMERS 2025	OMERS 2022	RPI 2019	Total
December 31, 2024	$—	$495	$375	$870
Net proceeds from sale of future royalties	392	—	—	392
Royalty revenue	—	(79)	(29)	(108)
Non-cash interest expense	6	36	20	62
December 31, 2025	398	452	366	1,216
Royalty revenue	—	(29)	(8)	(37)
Non-cash interest expense	9	7	5	21
March 31, 2026	$407	$430	$363	$1,200

9. Stock-Based Awards

As of March 31, 2026, there were 8.5 million shares available under the 2023 Incentive Plan, 6.2 million shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 0.3 million shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Research and development	$16	$21
Selling, general and administrative	14	19
Total stock-based compensation expense	$30	$40

During April 2026, the Company granted 1.5 million options, 3.6 million restricted stock units, or RSUs, and 0.9 million performance stock units, or PSUs under its 2023 Incentive Plan.

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock, restricted stock units, and performance stock units	15.3	16.7
Employee stock purchase plan	0.2	0.1
	15.5	16.8

11. Equity

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350 million, from time to time, in at-the-market, or ATM, offerings through Cowen. During the three months ended March 31, 2026, and 2025 no shares were sold under this agreement. To date, the Company has sold 2.2 million shares under the ATM for net proceeds of $80 million.

12. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Foreign currency translation adjustments	$1	$1
Unrealized gain on available-for-sale securities	(1)	—
Total accumulated other comprehensive loss	$—	$1

13. Strategic Restructuring Plan

In February 2026, the Company implemented a strategic restructuring plan designed to reduce operating expenses and focus resources on its highest value drivers. The restructuring plan included a reduction in workforce and the curtailment of certain operating activities, including UX143 manufacturing activities. As part of the restructuring, the Company reduced its workforce by approximately 10%. The workforce reduction was substantially completed during the first quarter of 2026.

The following table presents the details of the Company’s restructuring charges and liability, which is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2026 (in millions):

	Employee-Related	Manufacturing Related	Total
Balance as of December 31, 2025	$—	$—	$—
Restructuring expense	8	22	30
Cash settled/ adjustment	(5)	(15)	(20)
Balance as of March 31, 2026	$3	$7	$10

The Company expects substantially all remaining cash payments related to the restructuring to be completed during the first half of 2026.

Total restructuring charges recognized on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2026 were as below (in millions):

March 31,
2026
Research and development	$28
Selling, general and administrative	2
Total restructuring expense	$30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes in Item 1 and with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or Annual Report.

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

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of four product categories: biologics, small molecules, AAV gene therapy, and nucleic acid product candidates. The following table summarizes our approved products and pipeline of clinical product candidates:

Products	Description	Indication	Phase 1	Phase 2	Phase 3	Approved
Biologics						
Crysvita® (burosumab)[1]	Fully human monoclonal antibody	XLH				
Crysvita® (burosumab)[1]	Fully human monoclonal antibody	TIO				
Mepsevii® (vestronidase alfa)	Enzyme replacement	MPSVII				
Evkeeza® (evinacumab)[2]	Fully human monoclonal antibody	HoFH				
UX143 (setrusumab)[3]	Fully human monoclonal antibody	OI				
Small Molecules						
Dojolvi® (triheptanoin)	Substrate replacement	LC-FAOD				
UX016[4]	Prodrug	GNE Myopathy				
AAV Gene Therapy						
UX111 (rebisufligene etisparvovec)	AAV9 Gene Therapy	MPS IIIA				
DTX401 (pariglasgene brecaparvovec)	AAV8 Gene Therapy	GSDIa				
DTX301 (avalotcagene ontaparvovec)	AAV8 Gene Therapy	OTC				
UX701 (rivunatpagene miziparvovec)	AAV9 Gene Therapy	Wilson				
Nucleic Acid						
GTX-102 (apazunersen)	Antisense Oligonucleotide	Angelman Syndrome				

1: In collaboration with Kyowa Kirin Company
2: In collaboration outside of the US with Regeneron Pharmaceuticals
3: In collaboration with Mereo BioPharma
4: Externally funded by a venture philanthropy agreement through clinical proof-of-concept

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

Clinical Product Candidates

UX111 (rebisufligene etisparvovec) for the treatment of Sanfilippo syndrome type A, or MPS IIIA

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

UX016 for the treatment of GNE myopathy

UX016 is a small-molecule prodrug composed of sialic acid (SA; also known as N‑acetylneuraminic acid [NANA]) and a C16 fatty acid tail designed to improve biodistribution to target tissues, like muscle, more effectively and efficiently than free SA. UX016 is being developed for the treatment of GNE myopathy, also known as hereditary inclusion body myopathy (HIBM) and Nonaka Myopathy, which is caused by the body's inability to produce adequate sialic acid leads to progressive muscle wasting and severe disability. There are an estimated 10,000 patients in the developed world affected by GNE myopathy. UX016 is funded through clinical proof-of-concept through our venture philanthropy agreement with a patient group.

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

Recent Program Updates

DTX401 for the treatment of GSDIa

In February 2026, we announced that the FDA has accepted for review the BLA seeking approval of DTX401 for the treatment of Glycogen Storage Disease Type Ia (GSDIa). The FDA granted the BLA Priority Review and assigned a Prescription Drug User Fee Act

(PDUFA) action date of August 23, 2026. The FDA informed the Company that an Advisory Committee meeting is not anticipated at this time.

UX111 for the treatment of MPS IIIA

In April 2026, we announced that the FDA had accepted our resubmitted BLA seeking accelerated approval for UX111 as a treatment for patients with Sanfilippo syndrome Type A. The submission included substantial longer-term data that was presented at the WORLDSymposium™ 2026, which demonstrated up to eight years of follow-up and showed further clinical improvement relative to the decline observed in natural history, and a durable treatment effect across clinical evaluations and multiple biomarkers, while maintaining an acceptable safety profile. In February 2025, the FDA granted the BLA Priority Review and, in April 2026, assigned a PDUFA action date of September 19, 2026.

GTX-102 for the treatment of Angelman Syndrome

In May 2026, we provided an update on the Phase 1/2 data as of a March 2026 cut-off date. At that time, a total of 74 patients had been treated with GTX-102, with 66 patients continuing follow-up in the long-term extension (LTE) study. Phase 1/2 patients have been on continuous therapy for an average of more than three years and some patients are in their fifth year of treatment , with patients generally receiving the 14 mg quarterly, maintenance dose. As of the data cut-off date, GTX-102 maintained a consistent safety profile, even after multiple years of chronic treatment, demonstrating no new cases of transient lower extremity weakness nor any other recurring drug-related serious adverse events. We plan to present the updated Phase 1/2 long-term efficacy and safety data at a future scientific meeting.

In July 2025, we announced that all patients have been enrolled in the 48-week Phase 3 Aspire study, our pivotal study evaluating patients with Angelman syndrome. In total, 129 patients, between four and 17 years of age, with a full maternal UBE3A gene deletion were enrolled and randomized 1:1 to the GTX-102 or the sham comparator group. Data from this study are expected in the second half of 2026.

In October 2025, we announced enrollment had begun in the Phase 2/3 Aurora study, which evaluates GTX-102 in other Angelman syndrome genotypes and ages. Enrollment in the study continued to progress during the first quarter of 2026 and is expected to be completed in the second half of 2026.

DTX301 for the treatment of OTC deficiency

In March 2026, we announced positive results from the Phase 3 Enh3ance study of DTX301. At Week 36 in the randomized, double-blind placebo-controlled period of the trial, DTX301 patients (n=18) demonstrated a statistically significant and clinically meaningful 18% (p=0.018) reduction in 24-hour plasma ammonia (AUC0-24) into the normal range compared to placebo (n=19). Eight of nine patients with abnormal ammonia AUC0-24 at baseline also reached normal ammonia levels rapidly, which were generally maintained during this treatment period. At Week 24, patient global impression scale (PGIC) for overall OTC symptoms (n=15) showed 71% of DTX301 patients were much improved (equivalent to +3), compared to 0% of placebo patients. DTX301 was well tolerated with an acceptable safety profile.

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

UX016 for the treatment of GNE Myopathy

In March 2026, we announced that the FDA cleared our Investigational New Drug (IND) application for UX016, an investigational small molecule prodrug of sialic acid (SA), that is being evaluated as a substrate replacement therapy for GNE myopathy. The UX016 program is funded through clinical proof-of-concept by an external venture philanthropy agreement with a patient group, which includes the Phase 1/2 study that is expected to begin enrolling in the second half of 2026.

UX143 for the treatment of OI

In December 2025, we announced that the Phase 3 Orbit and Cosmic studies did not achieve their primary endpoint of reduction in annualized clinical fracture rate compared to placebo (Orbit) or bisphosphonates (Cosmic).

In January 2026, topline safety and efficacy data from both studies were presented and included data on bone mineral density, vertebral fractures, and patient reported outcomes on pain and physical function. Based on our analysis of the data across the two global Phase 3 studies, we believe there is a basis to engage regulatory agencies to determine if there is a path forward for UX143.

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

We have incurred net losses in each year since inception. Our net losses were $185 million and $151 million for the three months ended March 31, 2026 and 2025, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $136 million and $139 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in revenue was largely driven by timing of orders for Crysvita in Latin America.

In February 2026, we implemented a strategic restructuring plan designed to reduce operating expenses and focus resources on our highest value drivers, including a reduction in workforce of approximately 10% and the curtailment of certain operating activities, including UX143 manufacturing activities. During the three months ended March 31, 2026, we recognized total restructuring charges of $28 million in research and development expense and $2 million in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. As of March 31, 2026, $10 million of restructuring charges were included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. We expect substantially all remaining cash payments related to the restructuring to be made during the first half of 2026. See “Note 13. Restructuring Expense” to the financial statements for additional information.

As of March 31, 2026, we had $534 million in available cash, cash equivalents, and marketable securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three months ended March 31, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025:

Revenue (dollars in millions)

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
Product sales:
Crysvita	$46	$55	$(9)	-16%
Dojolvi	18	17	1	6%
Evkeeza	18	11	7	64%
Mepsevii	7	8	(1)	-13%
Total product sales	89	91	(2)	-2%
Crysvita royalty revenue	47	48	(1)	-2%
Total revenues	$136	$139	$(3)	-2%

Our product sales decreased for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was largely due to a decrease in Crysvita product sales primarily due to timing of orders in Brazil, partially offset by an increase in Evkeeza product sales due to the continued expansion in patients and geographies in several markets in EMEA, in Japan and in Canada.

Cost of Sales (dollars in millions)

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
Cost of sales	$30	$29	$1	3%

Cost of sales increased by a nominal amount for the three months ended March 31, 2026 as compared to the same period in 2025.

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

The following table provides a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$5	$8	$(3)	-38%
DTX401	25	18	7	39%
UX701	5	5	—	0%
UX111	19	11	8	73%
Total gene therapy programs	54	42	12	29%
Biologic and nucleic acid programs
GTX102	20	16	4	25%
UX143	33	20	13	65%
Total biologic and nucleic acid programs	53	36	17	47%
Translational research	11	10	1	10%
Approved products	11	9	2	22%
Infrastructure	22	23	(1)	-4%
Stock-based compensation	16	21	(5)	-24%
Other research and development	20	25	(5)	-20%
Total research and development expenses	$187	$166	$21	13%

Total research and development expenses increased for the three months ended March 31, 2026 compared to the same period in 2025. The increase in research and development expenses was primarily due to:

•
for gene therapy programs, an increase primarily due to UX111 and DTX401 manufacturing costs in preparation for commercial launch;
•
for biologic and nucleic acid programs, an increase primarily related to UX143 manufacturing settlements as well as the continued clinical progress of the GTX102 program and associated clinical development and manufacturing expenses;
•
for stock-based compensation, a decrease due to the timing of grants and lower expense for modified awards under the restructuring plan; and
•
for other research and development expenses, a decrease primarily related lower internal manufacturing costs.

We expect a decrease in research and development expenses in the near term. This expected decline is primarily driven by the expected completion of several Phase 3 clinical programs and a strategic restructuring of our workforce and expenditures to better match our current pipeline requirements.

Selling, General and Administrative Expenses (dollars in millions)

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
Selling, general and administrative	$88	$87	$1	1%

Selling, general and administrative expenses had a nominal increase for the three months ended March 31, 2026 compared to the same period in 2025.

We expect annual selling, general and administrative expenses to increase in the near term as we expand commercial activities in preparation for launches of additional products, while continuing to support our existing approved products and multiple clinical-stage product candidates.

Interest Income (dollars in millions)

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
Interest income	$6	$7	$(1)	-14%

Interest income decreased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to lower marketable securities balances.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in millions)

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(21)	$(14)	$(7)	50%

The non-cash interest expense on liabilities for sales of future royalties increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to additional interest expense from the sale of future royalties to OMERS in November 2025. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of March 31, 2026, we had $534 million in available cash, cash equivalents, and marketable securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next 12 months. Our cash, cash equivalents, and marketable securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In November 2025, we received net proceeds of $392 million from OMERS for the sale of a percentage of our future royalties on Crysvita in the U.S. and Canada.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350 million, from time to time, in ATM offerings through Cowen. To date, we have sold 2.2 million shares under the ATM for net proceeds of $80 million. No shares were sold under the ATM during the three months ended March 31, 2026.

The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(197)	$(166)
Cash (used in) provided by investing activities	(49)	120
Effect of exchange rate changes on cash	(1)	1
Net decrease in cash, cash equivalents and restricted cash	$(247)	$(45)

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

Cash used in operating activities for the three months ended March 31, 2026 was $197 million and primarily reflected a net loss of $185 million, partially offset by non-cash items of $39 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $51 million, primarily due to a net decrease in accounts payable, accrued and other liabilities primarily due to the payout of 2025 annual bonuses and decreases in accrued manufacturing due to payment or settlement of accrued costs related to stoppage of manufacturing for UX143, partially offset by a decrease in accounts receivable related to timing of orders and collections.

Cash used in operating activities for the three months ended March 31, 2025 was $166 million and primarily reflected a net loss of $151 million, partially offset by non-cash items of $41 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable debt securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $56 million, primarily due to a net decrease in accounts payable, accrued and other liabilities primarily due to the payout of 2024 annual bonuses and decreases in accrued collaboration for payment of a milestone to a collaboration partner of $30 million as well as an increase in prepaid manufacturing expense, partially offset by a decrease in accounts receivable related to timing of orders and collections.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 was $49 million and was primarily related to $43 million from net activities in marketable securities, combined with the payment to a collaboration partner of $5 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash provided by investing activities for the three months ended March 31, 2025 was $120 million and was primarily related to $137 million from net activities in marketable securities, partially offset by the payment to a collaboration partner of $15 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

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

Future minimum lease payments under non-cancellable leases as of March 31, 2026, were approximately $40 million, of which $14 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of March 31, 2026, we had cash, cash equivalents, and marketable securities totaling $534 million, compared to $737 million as of December 31, 2025, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable securities as of March 31, 2026 or December 31, 2025. To date, we have not experienced a loss of principal on any of our investments and as of March 31, 2026, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro-economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three months ended March 31, 2026, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of March 31, 2026. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Navinta LLC, Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., Esjay Pharma Private Limited, and Esjay Pharma LLC

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Somerset Therapeutics LLC, Somerset Pharma LLC, Somerset Therapeutics Private Limited, and Odin Pharmaceuticals LLC

In September 2024, we filed a patent infringement suit in the United States District Court for the District of New Jersey asserting U.S. Patent No. 8,697,748, or the ’748 patent, a 2029-expiring patent listed in the FDA’s Orange Book for Dojolvi® (triheptanoin), under the Hatch-Waxman Act against Navinta LLC, or Navinta; Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc., or collectively, Aurobindo; and Esjay Pharma LLC and Esjay Pharma Private Limited, or collectively, Esjay. The suit was filed in response to notices from Navinta, Aurobindo, and Esjay concerning their submission of Abbreviated New Drug Applications, or ANDAs, with the FDA, seeking FDA approval to market a generic version of Dojolvi® prior to the expiration of the ’748 patent.

In February 2026, we were granted U.S. Patent No. 12,551,461, or the ’461 patent. The ’461 patent was listed in the FDA’s Orange Book for Dojolvi® shortly after issuance. In April 2026, we filed an additional patent infringement suit asserting the ’461 patent against Navinta, Aurobindo, and Esjay. The ’461 patent is expected to expire in 2034.

In April 2026, we filed a patent infringement suit asserting the ’748 and ’461 patents under the Hatch-Waxman Act against Somerset Therapeutics LLC, Somerset Pharma LLC, Somerset Therapeutics Private Limited, and Odin Pharmaceuticals LLC, or collectively, Somerset, in the United States District Court for the District of New Jersey. The suit was filed in response to a notice from Somerset concerning its submission of an ANDA with the FDA, seeking FDA approval to market a generic version of Dojolvi® prior to the expiration of the ’748 and ’461 patents.

In addition to the ’748 and ’461 patents for Dojolvi listed in the Orange Book, Dojolvi is also protected in the U.S. by orphan drug exclusivity for the treatment of pediatric and adult patients with molecularly confirmed long-chain fatty acid oxidation disorders (LC-FAOD) until June 30, 2027.

The court has consolidated the above-referenced litigations.

Ultragenyx Pharmaceutical Inc. v. Catalent Maryland, Inc. and Catalent Pharma Solutions LLC

In October 2024, we filed a suit against Catalent Maryland, Inc. and Catalent Pharma Solutions, LLC, or collectively, Catalent, in the Superior Court of the State of Delaware alleging that Catalent fraudulently mispresented its manufacturing capabilities and serially breached the terms of its manufacturing agreement with us. Our suit seeks monetary damages from Catalent in excess of $100 million.

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

Stockholder Securities Litigation

Steven Bailey v. Ultragenyx Pharmaceutical Inc., Emil D. Kakkis, and Eric Crombez, M.D.

In February 2026, Steven Bailey filed a putative class action on behalf of certain of our stockholders against the Company, our CEO and our Chief Medical Officer in the United States District Court for the Northern District of California. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act, alleging that the Company made false and misleading statements about the design and prospects of the UX143 Orbit and Cosmic clinical trials. The lawsuit seeks unspecified damages and other relief.

Derivative Litigation

In March 2026, a putative stockholder derivative complaint was filed in the United States District Court for the Northern District of California. The complaint named the members of our Board of Directors, our CEO and our Chief Medical Officer as defendants, and the Company as a nominal defendant. The complaint includes allegations of breaches of fiduciary duty, violations of Section 14(a) of the Exchange Act and gross mismanagement in connection with the UX143 Orbit and Cosmic clinical trials. The lawsuit seeks unspecified damages and other relief.

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
•
We may experience unexpected costs or not achieve our anticipated savings from our strategic restructuring plan announced in February 2026.
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

As of March 31, 2026, our available cash, cash equivalents, and marketable securities were $534 million. We may need additional capital to continue to commercialize our products, and to develop, obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Funding Requirements” of this Quarterly Report for additional information on the factors affecting our funding requirements.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, complex, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We have also had difficulties in recruiting clinical site investigators and clinical staff for our studies, and may continue to experience such difficulties. In addition, clinical studies can fail at any stage of development and promising results observed in earlier-stage trials have not always translated into success in our later stage studies. For example, in December 2025, we announced that our UX143 Phase 3 Orbit and Cosmic studies did not achieve their primary endpoints despite promising Phase 2 results, and as a result, we subsequently initiated significant expense reductions. Further, a late-stage failure such as the results from our UX143 Phase 3 studies may reduce our expected future revenue opportunities, require us to reassess our pipeline priorities, and could result in delays in other programs, or decisions to discontinue or deprioritize one or more candidates. In addition, we have reported and expect to continue to report preliminary or interim data from our clinical trials. Preliminary or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Such data may show initial evidence of clinical benefit, but as patients continue to be assessed and more patient data become available, there is a risk that any therapeutic effects are no longer durable in patients and/or decrease over time or cease entirely. As a result, preliminary or interim data should be considered carefully and with caution until the final data are available. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often devise newly-defined endpoints to be tested in our studies, which can lead to subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we have also been required to, or have chosen to, conduct certain studies on an open-label basis. We have in the past, and may in the future, elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results, require alpha spending adjustments that reduce overall statistical power, and potentially result in denial of approval.

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
•
greater than anticipated costs associated with clinical studies of our drug candidates, including as a result of inflation or tariffs;
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

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our products. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have only obtained regulatory approval for three products that we have developed, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval. Further, as the clinical trial requirements and criteria of regulatory authorities vary substantially according to the type, complexity, novelty and intended use and market of the product candidates, the regulatory approval process for novel product candidates, such as our gene therapy product candidates, can be more expensive and take longer than for other product candidates, leading to fewer product approvals. To date, very few gene therapy products have received regulatory approval in the U.S. or Europe. The regulatory framework and oversight over development of gene therapy products has evolved and may continue to evolve in the future. For more information, see “Item 1. Business – Government Regulation” of our Annual Report.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Policies at the FDA and other federal agencies, including return-to-office policy, hiring freeze, and other policies, may lead to changes in the operations of the FDA, which may have a material impact on the industry and our clinical development plans. There have been widespread layoffs across various governmental agencies, including at the FDA, and other employees, including senior leaders at certain agencies, have resigned in response to the reforms, the full impact of which is unclear at this time. In addition, there is uncertainty around the funding, functioning and policy priorities of various governmental agencies, including the FDA. Disruptions or changes in how the FDA operates due to these policies could result in delays in FDA review or approval of our product candidate applications. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our gene therapy product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as gene therapy product candidates generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate is consistent from lot to lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly, and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, noncompliance with regulatory requirements, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs, and if we make changes to manufacturing sites, materials, methods, testing, or other aspects of our process, we may be required to demonstrate comparability or conduct additional studies or analyses to bridge product manufactured before and after such changes, which could delay development timelines and increase costs.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices, or GMP, regulations. As such, we and our contract manufacturers are subject to inspection and continual review to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. With respect to our third-party contract manufacturers, although we are not involved in their day-to-day operations, we are ultimately responsible for ensuring that our products are manufactured in accordance with GMP regulations. Regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Due to the complexity of the processes used to manufacture our products and product candidates, we or any of our collaborators or contract manufacturers have experienced, and may continue to experience, challenges complying with GMP regulations in a cost-effective manner and successful passing federal, national or international regulatory inspections. Such inspections may result in observations (including Form 483 observations), Warning Letters, untitled letters, import alerts, product detentions, restrictions on operations, or other enforcement actions, and remediation may require significant management attention and resources and may take extended periods of time to complete, including through reinspection or verification by regulatory authorities. For instance, in July 2025, we received a CRL from the FDA for our BLA for UX111, which cited information and improvements related to the observations from the FDA’s inspections at our gene therapy manufacturing facility and that of our third-party manufacturer. If we, our collaborators, such as KKC or Regeneron, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, warning or untitled letters, fines, unanticipated compliance expenses, the temporary or permanent suspension of a clinical study or commercial sales, recalls or seizures of product or the temporary or permanent closure of a facility, denial of or delays to product approval, withdrawal of product approval, enforcement actions and criminal or civil prosecution. If our supply, or supply from one of our approved manufacturers is interrupted due to failure to maintain regulatory compliance, an alternative manufacturer would need to be qualified through an NDA or BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in delays in product supply. The regulatory agencies may also require additional studies if a new manufacturer, material, testing method or standard is relied upon for commercial production. Switching manufacturers, materials, test methods or standards may involve substantial costs and may result in a delay in our desired clinical and commercial timelines. Accordingly, we and others with whom we work are required to continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative vendors or do so on commercially reasonable terms. Switching or adding additional vendors involves additional cost and requires management time and focus, which can lead to delays and materially impacting our ability to meet our desired clinical development timelines. Our efforts to manage our relationships with our vendors and partners can provide no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and business prospects.

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

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, commercialization responsibilities for Crysvita in the U.S. and Canada transitioned from us to KKC in April 2023. KKC also has the sole right to commercialize Crysvita in Europe and, at certain specified times, in Türkiye, subject to certain rights retained. A substantial portion of our total revenue has been based on revenue from Crysvita, including royalty revenue we receive from KKC for sales of the product in the U.S. and Canada. For the three months ended March 31, 2026, 35% of our total revenue consisted of royalty revenue from KKC in the U.S., Canada and the European territory. The commercial success of Crysvita in territories in which KKC owns commercialization responsibilities, such as in the U.S. and Canada depends on, among other things, the efforts and allocation of resources of KKC in those territories, which we do not control. KKC has no obligation under the collaboration agreement to use diligent efforts to commercialize Crysvita in those territories. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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

We rely on third parties to manufacture, store and distribute our products and product candidates and, although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are substantially dependent on, our contract manufacturing partners for compliance with the regulatory requirements. See the risk factor above entitled “- Our products are subject to regulatory scrutiny, even after approval.” Further, we depend on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, placebos, or active controls, and there may be a need to identify alternate suppliers to prevent or mitigate a possible disruption of the manufacture of the materials necessary to produce our products and product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We also do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We may also experience interruptions in supply of product if the product or raw material components fail to meet our quality control standards or the quality control standards of our suppliers. Qualification of alternate suppliers, manufacturers, facilities, materials, and components, and implementation of related change controls, can require significant lead time, technical effort, validation work, and, in some cases, regulatory submissions or approvals. Because we may maintain limited safety stock for certain products and product candidates, any prolonged interruption, quality issue, or delay in release testing could result in inventory shortages, delays in clinical studies, interruptions in commercial supply, lost sales, inventory write-offs, or product withdrawals or recalls.

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us, ceases operations, is acquired, enters into exclusive arrangements with a competitor or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and supply agreements and Regeneron pursuant to a supply agreement. Further, single source suppliers are also used for our gene therapy programs and for Dojolvi. We cannot provide assurances that qualifying alternate sources, if available at all, for any of our drug substances and drug products, and establishing relationships with such sources would not result in significant expense, supply disruptions or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business. In addition, disruptions at a single-source supplier could require time-consuming investigations and remediation, and changes in suppliers, sites, materials, methods, or processes may require regulatory submissions, comparability assessments, additional testing, or validation activities that could delay product supply or development timelines and increase costs. Furthermore, geopolitical tensions with China, including the recently enacted BIOSECURE Act, which, among other things, prohibits U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain designated “biotechnology companies of concern” as determined by the Office of Management and Budget could lead to our competitors and other companies moving to suppliers outside of China, including to our current suppliers. Significant increases in business at our single source suppliers resulting from such activities could adversely limit capacity at such suppliers to manufacture our products or result in price increases, interruptions or delays of our products.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing treatments that may compete with our products and product candidates. See “Item 1. Business – Competition” of our Annual Report.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, including the impact from the Inflation Reduction Act of 2022 (including, among other things, the potential for Medicare price negotiation and related changes that could affect net pricing and reimbursement dynamics for certain products over time), and statements and actions by elected officials. In addition, in May 2025, the Trump Administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the HHS and other agencies to communicate most-favored-nation price, or MFN, targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capital. CMS also announced plans to extend MFN pricing to state Medicaid programs in exchange for those programs adopting uniform coverage criteria. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Since the enactment of the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) in 2011, U.S. patent law has continued to evolve through USPTO rulemaking and court decisions interpreting the Leahy-Smith Act’s post-grant proceedings and related procedures. The Leahy‑Smith Act created the Patent Trial and Appeal Board (“PTAB”) and administrative proceedings, such as inter partes review (“IPR”) and post‑grant review (“PGR”), that allow third parties to challenge the validity of issued U.S. patents at the USPTO. These proceedings, as well as ongoing changes in PTAB procedures and institution practices, can increase the uncertainty and costs associated with prosecuting our patent applications and maintaining, enforcing, or defending our issued patents. Our defense of these proceedings may fail and, even if successful, may result in substantial costs and distraction of management and other employees, any of which could have a material adverse effect on our business and financial condition.

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

The assignment agreements we enter into with our employees and consultants to assign their inventions to us, and the confidentiality agreements we enter into with our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology do not necessarily assure that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

Furthermore, our efforts to assess our employees, consultants, and independent contractors and prevent their unauthorized use of the proprietary information or know-how of others, including former employers, in their work for us may not be successful, and we may in the future be subject to claims that such persons have wrongfully used or disclosed confidential information of third parties. Any resulting litigation could lead to, among other things, paying monetary damages, the loss of intellectual property rights or personnel, or substantial costs and the distraction of management and other personnel, any of which could adversely impact our business.

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

Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license, or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider advantageous. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. Under the current EU regulatory framework, a competitor may be able to reference data supporting approval of an innovative biological product after expiration of the applicable data protection period, but may not place the biosimilar on the market until expiration of the applicable data and marketing protection periods (which, under current rules, generally occurs 10 years from initial approval, subject to a potential extension in certain circumstances, including for approval of a significant new therapeutic indication). The EU is considering reforms to its pharmaceutical legislation that could modify these protection periods which, if adopted, could allow for earlier biosimilar entry than under the current framework in certain circumstances. In addition, companies may be developing biosimilars in other countries that could compete with our products.

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

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved, innovator small-molecule product such as Dojolvi. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s finding of safety and effectiveness of a previously approved innovator small-molecule product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Innovative small-molecule drugs may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, and seven years for orphan drugs), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b)(2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the “Orange Book.” If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents must include in the ANDA or 505(b)(2) what is known as a “Paragraph IV certification” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

During the year ended December 31, 2024, Navinta, Aurobindo, and Esjay filed ANDAs seeking FDA approval to market generic versions of Dojolvi. We filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay in the United States District Court for the District of New Jersey in response to the notices. In February 2026, we received notice that Somerset Therapeutics LLC (Somerset) filed an ANDA for a generic version of Dojolvi, and we subsequently filed a similar patent infringement suit against Somerset in the same court. See “Item 1. Legal Proceedings” above for a description of these actions. We cannot predict the outcome of our suits, nor can we predict whether there will be additional ANDA filings for Dojolvi.

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

In addition, we have in-licensed various patents and patent applications owned by the University of Pennsylvania relating to our DTX301 and UX701 product candidates. Some of these patents and patent applications are licensed by REGENX and sublicensed to us. We do not have the right to control the prosecution of these patent applications, or the maintenance of any of these patents. In addition, under our agreement with REGENX, we do not have the first right to enforce the licensed patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use the licensed patents to exclude others from commercializing competitive products. Moreover, REGENX and the University of Pennsylvania may have interests which differ from ours in determining whether to enforce and the manner in which to enforce such patents.

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

Competitors may infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. For example, in September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo, and Esjay. In April 2026, we filed a similar patent infringement suit against Somerset. See “Item 1. Legal Proceedings” above for more information regarding our suit. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Prior to construction of our Bedford, Massachusetts gene therapy manufacturing facility in 2023, we did not previously have experience as a company in operating our own manufacturing facility and at this point, we cannot assure that the facility will be fully utilized at all times. While our employees may be experienced in running a manufacturing facility, our limited experience as a company may contribute to unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, and qualified personnel. We have incurred and will continue to incur significant expenses and costs to operate the facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. Before we can begin to commercially manufacture any of our product candidates at the facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility. In order to obtain approval, we will need to ensure that all of our processes, quality systems, methods, equipment, policies and procedures are compliant with cGMP. In July 2025, we received a CRL from the FDA for our BLA for UX111, which cited information and improvements related to the observations from the FDA’s inspection at our gene therapy manufacturing facility that will need to be resolved with the FDA before approval of UX111. If we are unable to resolve the FDA’s observations related to our manufacturing facility, approval for UX111 and potentially for our other gene therapy candidates manufactured at our facility would be further delayed or denied. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Our efforts to comply with cGMP require that we spend time, money and effort on production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop, could be required to undertake costly investigations and remediation, and could experience delays in our development programs or any commercialization activities.

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

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded intangible assets related to our licenses for Dojolvi and Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through March 31, 2026.

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

In particular, our operations are directly, and indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations; patient and non-patient privacy laws and regulations, including the European General Data Protection Regulation (EU) 2016/679, or GDPR, in the EEA, the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018, or the UK GDPR, in the UK, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the California Consumer Privacy Act of 2018, or CCPA, as amended by the California Privacy Rights Act of 2020, or CPRA, and California’s Confidentiality of Medical Information Act; and the evolving global landscape for AI-related laws and regulations, which may impose obligations on companies that develop, deploy, or use AI systems (including through third-party vendors) and may address, among other things, documentation and governance requirements, transparency obligations, data sourcing and quality considerations, and other compliance measures. These laws and regulations include U.S. federal and state initiatives and the EU Artificial Intelligence Act, as described above in “Item 1. Business – Government Regulation” of our Annual Report. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. We cannot assure that our other operations or programs will not be subject to review by governmental authorities or found to violate such laws.

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

As we and our employees increasingly use social media tools as a means of communication with the public, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable laws, despite our attempts to monitor such social media communications through company policies and guidelines. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our company policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or the inadvertent disclosure of material, nonpublic information, cause reputational harm or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. We may also encounter criticism on social media regarding our company, management, or medicines. Negative posts or comments about us or our products on social media could seriously damage our reputation, brand image and goodwill.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the U.S.

Our business strategy includes international expansion. We currently conduct clinical studies and regulatory activities and we also commercialize products outside of the U.S. An increasing portion of our revenues are based on our international operations, which exposes us to increased financial risks such as longer payment cycles, additional or more burdensome regulatory requirements of financial institutions outside of the U.S. and exposure to foreign currency exchange rate. We may implement currency hedges intended to reduce our exposure to changes in certain foreign currency exchange rates. However, our hedging strategies, if implemented, may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. Further, we sell products in countries that face economic volatility and weakness. Although we have historically collected receivables from customers in those countries, continued weakness or additional deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenues would be adversely affected. Changes in policy with respect to sanctions or tariffs, including tariffs imposed by the U.S. on imports from most countries, and related retaliatory tariffs on U.S. goods, could also increase our costs or adversely impact our revenues. For instance, the current Presidential Administration has imposed tariffs on pharmaceutical products from certain countries, such as those imposed in the U.S. and E.U. trade agreement announced in July 2025. In September 2025, the Administration announced that future tariffs of up to 100% could be implemented affecting branded or patented pharmaceutical products coming into the U.S., unless the importing company is building U.S. manufacturing capacity and in April 2026, the Administration issued a Proclamation regarding the imposition of such tariffs. There remains substantial uncertainty as to the implementation and potential impacts of such tariffs. We continue to monitor the scope and implementation of the tariffs, including the availability and conditions of exemptions. The tariffs, and any changes to the tariff rates, exemptions, or enforcement mechanisms, could increase our cost of goods sold, disrupt our supply chain, delay product availability, or require us to modify our sourcing or manufacturing strategies, any of which could have a material adverse effect on our business, financial condition, and results of operations. It is currently unclear whether and to what extent all of these measures will be fully implemented as announced and what impact any such implementation could have on our business.

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
•
natural disasters and geopolitical and economic instability, including wars, terrorism, political unrest (including, for example the conflict between Russia and Ukraine, the ongoing military conflict involving Iran, the conflict between Israel and the surrounding areas, and the rising tensions between China and Taiwan), results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease, inflation, recession, boycotts and resulting staffing shortages, adoption or expansion of government trade restrictions, and other business restrictions, any of which could disrupt our supply chain, increase our operating costs, and adversely affect our business;
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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or personal information or sabotage enterprise IT systems, are becoming increasingly frequent and more sophisticated. Cybersecurity incidents increasingly involve the use of AI and machine learning to launch more automated, targeted and coordinated attacks on targets, and the use of AI by us or the third parties on which we depend to operate our business may create new cybersecurity vulnerabilities, including those which may not be recognized at this time. The information and data processed and stored in our technology systems, and those of our strategic partners, CROs, contract manufacturers, suppliers, distributors or other third parties on which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches can occur as a result of malware, hacking, business email compromise, ransomware attacks, phishing or other cyberattacks directed by third parties. We, and certain of the third parties on which we depend to operate our business, have experienced cybersecurity incidents, including unauthorized access to and misappropriation of financial information and clinical data, and may experience similar incidents in the future. Further, risks of unauthorized access and cyberattacks have increased as most of our personnel, and the personnel of many third parties with which we do business, have adopted hybrid working arrangements. Improper or inadvertent behavior by employees, contractors and others with permitted access to our systems, including through the use of generative AI technologies, pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A system failure or security breach that interrupts our operations or the operations at one of our third-party vendors or partners could result in intellectual property, other proprietary or confidential information or personal information being lost or stolen or a material disruption of our drug development programs and commercial operations. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, unauthorized access, use or disclosure of trade secrets, other confidential or proprietary information, protected health information, or other personal information, unauthorized access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. Further, we could incur significant costs to investigate and mitigate such cybersecurity incidents. Cybersecurity incidents may also require us to activate business continuity and incident response plans and could divert management attention and resources. In addition, there can be no assurance that our insurance coverage will be sufficient to cover the financial, legal, business or reputational losses that may result from a cybersecurity incident. A security breach that results in the unauthorized access, use or disclosure of personal information may also require us to notify individuals, governmental authorities, credit reporting agencies, or other parties, as applicable, pursuant to privacy and security laws and regulations or other obligations. Such a security breach could harm our reputation, erode confidence in our information security measures, lead to regulatory scrutiny, and result in penalties, fines, indemnification claims, litigation, and potential civil or criminal liability.

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

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our strategic restructuring plan announced February 2026.

In February 2026, we initiated a strategic restructuring plan, which includes a 10% workforce reduction of approximately 130 employees across the Company. The workforce reduction was substantially completed during the first quarter of 2026. Our workforce reduction may cause disruptions to our business operations. For example, the workforce reduction has resulted in the loss of a number of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect employee morale and our operations. In addition, we may not be able to achieve the anticipated benefits or effectively realize all the cost savings anticipated from the reduction in force and we may incur unanticipated charges or make additional cash payments as a result of such initiatives that were not previously contemplated which could result in an adverse effect on our business or results of operations.

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

Pursuant to our 2023 Incentive Plan, as amended, or the 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At March 31, 2026, there were 8.5 million shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, as amended, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At March 31, 2026, there were 6.2 million shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was subsequently amended, or the Inducement Plan. At March 31, 2026, there were 0.3 million shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have been, and may in the future become, party to lawsuits including, without limitation, actions, claims and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property, and employment matters and policies, which has caused us to, and will cause us to continue to, incur legal fees and other costs related thereto, including expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, we have been defending a lawsuit filed in the U.S. District Court for the District of Maryland by the Estate of Henrietta Lacks alleging unjust enrichment arising from our receipt and use of HeLa cells. See also “Item 1. Legal Proceedings” for a description of our significant legal proceedings. The expense of defending against such claims or litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such claims or lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

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

Certain institutional and individual investors have increasingly used environmental, social, and governance, or ESG, screening criteria when making investment decisions. Investors and other stakeholders’ expectations and standards for ESG practices are varied and evolving, and may be inconsistent with our practices. It is not possible for our ESG reporting, initiatives, or practices to satisfy all stakeholders, who have varied and sometimes incompatible views on ESG matters, and our reputation, our ability to attract or retain employees or our attractiveness as an investment could be negatively impacted. Investors may seek to modify our current ESG disclosures and practices or implement policies that are costly or adverse to our business, and there can be no assurances they will not advocate, via proxy contests, media campaigns or other public or private means, for us to make certain changes or engage in certain corporate actions on these topics.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026 the following directors and Section 16 officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date Adopted	Aggregate Number of Shares of Common Stock to be Sold (Subject to Certain Conditions)	Plan End Date
Matthew Fust, Director	March 16, 2026	Up to 3,750 shares	March 12, 2027
Karah Parschauer, Executive Vice President, Chief Legal Officer and Corporate Affairs	March 16, 2026	Up to 54,937 shares	March 13, 2027

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Second Amended and Restated Bylaws	8-K	12/23/2023	3.1
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Form of Pre-Funded Warrant	8-K	6/17/2024	4.1
10.1#	Form of Performance Stock Unit Agreement (2026)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1§	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

* Certain identified information has been omitted by means of marking such information with asterisks in reliance on Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.

# Indicates management contract or compensatory plan

§ The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is furnished to, and not deemed filed with, the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAGENYX PHARMACEUTICAL INC.

Date: May 5, 2026	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: May 5, 2026	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)