Form 10-Q
period 2026-06-30
Ultragenyx Pharmaceutical Inc.
filed 2026-08-05
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 98,588,873 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$125	$421
Marketable securities	167	259
Accounts receivable, net	200	158
Inventory	59	52
Prepaid expenses and other assets	55	61
Total current assets	606	951
Property, plant, and equipment, net	235	244
Marketable securities	144	57
Intangible assets, net	172	176
Goodwill	44	44
Other assets	63	60
Total assets	$1,264	$1,532
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$39	$31
Accrued liabilities	221	265
Liabilities for sales of future royalties	76	69
Other liabilities	15	19
Total current liabilities	351	384
Deferred tax liabilities	30	30
Liabilities for sales of future royalties	1,126	1,147
Other liabilities	41	44
Total liabilities	1,548	1,605
Noncontrolling interest	7	7
Stockholders’ deficit:
Preferred stock, par value of $0.001 per share—25.0 shares authorized; nil outstanding in 2026 and in 2025	—	—
Common stock, par value of $0.001 per share—250.0 shares authorized; outstanding—98.6 in 2026 and 96.6 in 2025	—	—
Treasury stock, at cost, 0.3 shares in 2026 and 0.2 shares in 2025	(10)	(8)
Deferred compensation obligation	10	8
Additional paid-in capital	4,518	4,451
Accumulated other comprehensive income	—	1
Accumulated deficit	(4,809)	(4,532)
Total stockholders’ deficit	(291)	(80)
Total liabilities, noncontrolling interest and stockholders’ deficit	$1,264	$1,532

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales	$112	$81	$201	$172
Royalty revenue	102	86	149	134
Total revenues	214	167	350	306
Operating expenses:
Cost of sales	34	23	64	52
Research and development	167	165	354	331
Selling, general and administrative	88	87	176	174
Total operating expenses	289	275	594	557
Loss from operations	(75)	(108)	(244)	(251)
Interest income	5	6	11	13
Non-cash interest expense on liabilities for sales of future royalties	(22)	(14)	(43)	(28)
Other income	1	2	1	2
Loss before income taxes	(91)	(114)	(275)	(264)
Provision for income taxes	(1)	(1)	(2)	(2)
Net loss	$(92)	$(115)	$(277)	$(266)
Net loss per share, basic and diluted	$(0.90)	$(1.17)	$(2.73)	$(2.73)
Shares used in computing net loss per share, basic and diluted	101.9	98.5	101.3	97.4

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(92)	$(115)	$(277)	$(266)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1
Change in unrealized loss on available-for-sale securities	—	—	(1)	—
Other comprehensive income (loss):	—	—	(1)	1
Total comprehensive loss	$(92)	$(115)	$(278)	$(265)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In millions)

	Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Capital	Income (Loss)	Deficit	Stock	Obligation	Deficit
Balance as of March 31, 2026	98.3	$4,481	$—	$(4,717)	$(10)	$10	$(236)
Stock-based compensation	—	34	—	—	—	—	34
Issuance of common stock under equity plan awards, net of tax	0.3	3	—	—	—	—	3
Net loss	—	—	—	(92)	—	—	(92)
Balance as of June 30, 2026	98.6	$4,518	$—	$(4,809)	$(10)	$10	$(291)

Balance as of December 31, 2025	96.6	$4,451	$1	$(4,532)	$(8)	$8	$(80)
Stock-based compensation	—	64	—	—	—	—	64
Issuance of common stock under equity plan awards, net of tax	2.0	3	—	—	—	—	3
Deferred compensation	—	—	—	—	(2)	2	—
Other comprehensive loss	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	(277)	—	—	(277)
Balance as of June 30, 2026	98.6	$4,518	$—	$(4,809)	$(10)	$10	$(291)

	Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of March 31, 2025	93.9	$4,252	$—	$(4,108)	$(8)	$8	$144
Issuance of common stock in connection with at-the-market offering, net	2.2	80	—	—	—	—	80
Stock-based compensation	—	38	—	—	—	—	38
Issuance of common stock under equity plan awards, net of tax	0.3	4	—	—	—	—	4
Net loss	—	—	—	(115)	—	—	(115)
Balance as of June 30, 2025	96.4	$4,374	$—	$(4,223)	$(8)	$8	$151

Balance as of December 31, 2024	92.5	$4,213	$(1)	$(3,957)	$(4)	$4	$255
Issuance of common stock in connection with at-the-market offering, net	2.2	80					80
Stock-based compensation	—	77	—	—	—	—	77
Issuance of common stock under equity plan awards, net of tax	1.7	4	—	—	—	—	4
Deferred compensation	—	—	—	—	(4)	4	—
Other comprehensive income	—	—	1	—	—	—	1
Net loss	—	—	—	(266)	—	—	(266)
Balance as of June 30, 2025	96.4	$4,374	$—	$(4,223)	$(8)	$8	$151

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(277)	$(266)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	64	78
Amortization of discount on marketable securities, net	(1)	(3)
Depreciation and amortization	16	18
Non-cash royalty revenue	(55)	(50)
Non-cash interest expense on liabilities for sales of future royalties	43	28
Other	(4)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(43)	(3)
Inventory	(7)	(1)
Prepaid expenses and other assets	3	(17)
Accounts payable, accrued, and other liabilities	(33)	(58)
Net cash used in operating activities	(294)	(275)
Investing activities:
Purchase of property, plant, and equipment	(2)	(4)
Purchase of marketable securities	(188)	(16)
Proceeds from sale of marketable securities	38	—
Proceeds from maturities of marketable securities	155	226
Payments for intangible asset	(5)	(15)
Other	(3)	—
Net cash (used in) provided by investing activities	(5)	191
Financing activities:
Proceeds from the issuance of common stock in connection with at-the-market offering, net	—	80
Proceeds from the issuance of common stock under equity plans, net	3	4
Net cash provided by financing activities	3	84
Effect of exchange rate changes on cash	—	5
Net (decrease) increase in cash, cash equivalents and restricted cash	(296)	5
Cash, cash equivalents and restricted cash at beginning of period	436	184
Cash, cash equivalents and restricted cash at end of period	$140	$189

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
•
UX701 is an AAV9 gene therapy designed to deliver stable expression of a truncated version of the ATP7B copper transporter following a single intravenous infusion to improve copper distribution and excretion from the body and reverse pathological findings of Wilson liver disease;
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

The Company has sustained operating losses and expects such annual losses to continue in the near term. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities. Through June 30, 2026, the Company has relied primarily on the sale of equity securities, revenues from commercial products, the sale of certain future royalties, and strategic collaboration arrangements to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

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

	June 30,
	2026	2025
Cash and cash equivalents	$125	$176
Restricted cash included in other current assets	9	9
Restricted cash included in other non-current assets	6	4
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$140	$189

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

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale debt securities which were attributable to credit risk as of June 30, 2026 and December 31, 2025.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in millions):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$60	$—	$—	$60
Corporate bonds	—	275	—	275
Commercial paper	—	4	—	4
U.S. Government Treasury and agency securities	—	32	—	32
Investment in Solid common stock	5	—	—	5
Deferred compensation assets	—	21	—	21
Total financial assets	$65	$332	$—	$397

Financial Liabilities:
Deferred compensation liabilities	$—	$21	$—	$21

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$320	$—	$—	$320
Time deposits	—	10	—	10
Corporate bonds	—	263	—	263
Commercial paper	—	37	—	37
U.S. Government Treasury and agency securities	12	23	—	35
Investment in Solid common stock	3	—	—	3
Deferred compensation assets	—	19	—	19
Total financial assets	$335	$352	$—	$687

Financial Liabilities:
Deferred compensation liabilities	$—	$19	$—	$19

4. Balance Sheet Components

Cash Equivalents and Marketable Securities

The fair values of cash equivalents and marketable securities classified as available-for-sale securities consist of the following (in millions):

	June 30, 2026
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$60	$—	$—	$60
Corporate bonds	276	—	(1)	275
Commercial paper	4	—	—	4
U.S. Government Treasury and agency securities	32	—	—	32
Total	$372	$—	$(1)	$371

	December 31, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$320	$—	$—	$320
Time deposits	10	—	—	10
Corporate bonds	263	—	—	263
Commercial paper	37	—	—	37
U.S. Government Treasury and agency securities	35	—	—	35
Total	$665	$—	$—	$665

At June 30, 2026, the remaining contractual maturities of available-for-sale securities were less than three years. The cost of securities sold is based on the specific-identification method. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at June 30, 2026 have been in a loss position for less than 12 months or the loss is not material and is temporary in nature.

Inventory

Inventory consists of the following (in millions):

	June 30,	December 31,
	2026	2025
Work-in-process	$32	$27
Finished goods	27	25
Total inventory	$59	$52

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	June 30,	December 31,
	2026	2025
Research and clinical study expenses	$23	$23
Payroll and related expenses	63	89
Revenue related reserves	72	57
Manufacturing and related expenses	42	67
Other	21	29
Total accrued liabilities	$221	$265

5. Revenue

The following table disaggregates total revenues from external customers by product sales and royalty revenue (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product sales:
Crysvita	$54	$35	$100	$90
Dojolvi	27	23	45	40
Evkeeza	21	14	39	25
Mepsevii	10	9	17	17
Total product sales	112	81	201	172
Crysvita royalty revenue	102	86	149	134
Total revenues	$214	$167	$350	$306

The following table disaggregates total revenues based on geographic location (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
North America	$121	$103	$180	$161
Latin America	51	33	93	88
Europe, Middle East, and Africa	35	27	66	50
Asia-Pacific	7	4	11	7
Total revenues	$214	$167	$350	$306

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 47% and 62% of the total accounts receivable balance as of June 30, 2026 and December 31, 2025, respectively. Two other customers accounted for 11% and 10% of the total accounts receivable balance as of June 30, 2026 and 4% and 2% of the total accounts receivable balance as of December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, the Condensed Consolidated Balance Sheets included Amlogenyx assets of a nominal amount and $5 million, respectively. The assets primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Condensed Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the six months ended June 30, 2026 are as follows (in millions):

Noncontrolling Interest
As of December 31, 2024	$7
Changes and adjustments	—
As of December 31, 2025	$7
Changes and adjustments	—
As of June 30, 2026	$7

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

Total Crysvita revenue was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales	$54	$35	$100	$90
Revenue in North American Territory:
Royalty revenue	67	55	94	84
Non-cash royalty revenue	27	24	39	36
Total revenue in North American Territory	94	79	133	120
Non-cash royalty revenue in European Territory	8	7	16	14
Total Crysvita revenue	$156	$121	$249	$224

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$(1)	$(1)	$(2)	$(2)
Cost of sales	19	12	35	31

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $94 million and $98 million from royalties, other receivables of $1 million and $1 million recorded in other current assets, and accrued liabilities of $16 million and $12 million from amounts owed for transfer price and royalties as well as commercial and development activity reimbursements, as of June 30, 2026 and December 31, 2025, respectively.

Regeneron

In January 2022, the Company entered into a collaboration with Regeneron to commercialize Evkeeza for HoFH outside of the U.S. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30 million upfront payment. As of June 30, 2026, the Company has recognized an aggregate of $33 million for regulatory and sales milestones under the agreement. As these payments are for the Company’s use of intellectual property for Evkeeza for HoFH, they were recorded as intangible assets. The Company is required to pay up to an aggregate of $31 million in the future contingent upon the achievement of certain regulatory and sales milestones. The Company may share in certain costs for global trials led by Regeneron. Additionally, the Company pays Regeneron a product purchase price and royalties on certain revenues.

The collaboration agreement is within the scope of ASC 808 which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company is the principal in sales transactions with the customer, the Company recognizes product sales and cost of sales in the period the related sales occur and the related revenue recognition criteria are met.

Under the collaboration agreement, Regeneron supplies the product and charges the Company a product purchase price from the low 20% range up to 40% on net sales, which is recognized as cost of sales in the Company’s Condensed Consolidated Statement of Operations. The Company also shares certain development and commercialization costs. Amounts recognized in connection with the collaboration agreement with Regeneron were recognized in the Company’s Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$6	$2	$12	$5

The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $5 million and $9 million as of June 30, 2026 and December 31, 2025, respectively.

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

Mereo

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab and made a payment of $50 million to Mereo on closing of the transaction. As of June 30, 2026, the Company has recognized an aggregate of $9 million for regulatory milestones achieved.

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

The Company recorded offsets to research and development expense under this arrangement of a nominal amount and $2 million for the three and six months ended June 30, 2026, respectively, and $2 million and $2 million for the three and six months ended June 30, 2025, respectively.

The Company had receivables from Mereo in a nominal amount and $1 million recorded in other current assets as of June 30, 2026 and December 31, 2025, respectively.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three and six months ended June 30, 2026 as compared to those disclosed in "Note 8. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

The following table summarizes the key terms and activity to date for these arrangements (in millions except percentages):

Item	2025 OMERS Agreement	2022 OMERS Agreement	2019 RPI Agreement
Agreement counterparty	OMERS	OMERS	RPI
Contract execution date	November 2025	July 2022	December 2019
Upfront payment to Company	$400	$500	$320
Transaction costs	$8	$9	$6
Territories	U.S. and Canada	U.S. and Canada	EU, U.K., and Switzerland
Percentage of royalties sold	25%*	30%	100%
Royalty start date	January 1, 2028	April 1, 2023	January 1, 2020
CAP	$620	$725	$608 prior to Dec 31, 2030 or until aggregate payments reach $800
Royalties earned from inception to June 30, 2026	$—	$246	$144
Effective annual interest rate (as of June 30, 2026)	9.2%	7.3%	5.5%
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

The following table shows the activity within the liability account (in millions):

	Liabilities for Sales of Future Royalties
	OMERS 2025	OMERS 2022	RPI 2019	Total
December 31, 2024	$—	$495	$375	$870
Net proceeds from sale of future royalties	392	—	—	392
Royalty revenue	—	(79)	(29)	(108)
Non-cash interest expense	6	36	20	62
December 31, 2025	398	452	366	1,216
Royalty revenue	—	(41)	(16)	(57)
Non-cash interest expense	18	15	10	43
June 30, 2026	$416	$426	$360	$1,202

9. Stock-Based Awards

As of June 30, 2026, there were 6.5 million shares available under the 2023 Incentive Plan, 6.1 million shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 0.6 million shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$1	$1	$1	$1
Research and development	18	21	34	42
Selling, general and administrative	15	17	29	36
Total stock-based compensation expense	$34	$39	$64	$79

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock, restricted stock units, and performance stock units	18.2	17.4	16.8	17.0

11. Equity

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350 million, from time to time, in at-the-market, or ATM, offerings through Cowen. During the three and six months ended June 30, 2026, no shares were sold under the ATM. The Company sold 2.2 million shares under the ATM for net proceeds of $80 million during the three and six months ended June 30, 2025. To date, the Company has sold 2.2 million shares under the ATM for net proceeds of $80 million.

12. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Foreign currency translation adjustments	$1	$1
Unrealized loss on available-for-sale securities	(1)	—
Total accumulated other comprehensive loss	$—	$1

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

The following table presents the details of the Company’s restructuring charges and amounts paid or settled during the six months ended June 30, 2026 (in millions):

	Employee-Related	Manufacturing Related	Total
Balance as of December 31, 2025	$—	$—	$—
Restructuring expense	8	22	30
Cash settled/ adjustment	(8)	(22)	(30)
Balance as of June 30, 2026	$—	$—	$—

Total restructuring charges recognized on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026 were as below (in millions):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Research and development	$—	$28
Selling, general and administrative	—	2
Total restructuring expense	$—	$30

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

Dojolvi for the treatment of Long-chain Fatty Acid Oxidation Disorders, or LC-FAOD

Dojolvi is a highly purified, synthetic, 7-carbon fatty acid triglyceride administered orally, designed to provide medium-chain, odd-carbon fatty acids as an energy source and metabolite replacement, developed for people with LC-FAOD. LC-FAOD represents a set of rare metabolic diseases that prevents the conversion of fat into energy and can cause low blood sugar, muscle rupture, and heart and liver disease. Dojolvi is approved in the U.S., Japan, and certain other regions as a source of calories and fatty acids for the treatment of pediatric and adult patients with molecularly confirmed LC-FAOD. There are approximately 8,000 to 14,000 patients in the developed world with LC-FAOD.

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

Milestones and Upcoming Catalysts

Dojolvi for the treatment of LC-FAOD

In May 2026, we announced that Dojolvi was listed on the National Health Insurance (NHI) drug price list and was officially launched in Japan following the receipt of manufacturing and marketing approval under the Conditional Approval System for Pharmaceuticals on March 23, 2026.

DTX401 for the treatment of GSDIa

In February 2026, we announced that the FDA has accepted for review the Biologics License Application, or BLA, seeking approval of DTX401 for the treatment of Glycogen Storage Disease Type Ia (GSDIa). The FDA granted the BLA Priority Review and assigned a Prescription Drug User Fee Act (PDUFA) action date of August 23, 2026. The FDA previously informed the Company, in April 2026, that an Advisory Committee meeting was not anticipated.

UX111 for the treatment of MPS IIIA

In April 2026, we announced that the FDA had accepted our resubmitted BLA seeking accelerated approval for UX111 as a treatment for patients with Sanfilippo syndrome Type A. The FDA granted the BLA Priority Review and assigned a PDUFA action date of September 19, 2026.

GTX-102 for the treatment of Angelman Syndrome

In July 2025, we announced that all patients have been enrolled in the 48-week Phase 3 Aspire study, our pivotal study evaluating patients with Angelman syndrome. In total, 129 patients, between four and 17 years of age, with a full maternal UBE3A gene deletion were enrolled and randomized 1:1 to the GTX-102 or the sham comparator group. Data from this study are expected in the September or October 2026 timeframe.

In October 2025, we announced enrollment had begun in the Phase 2/3 Aurora study, which evaluates GTX-102 in other Angelman syndrome genotypes and ages. Enrollment in the study continued to progress during the first half of 2026 and is expected to be completed in the second half of 2026.

UX701 for the treatment of Wilson disease

In September 2025, we completed enrollment of five patients in Cohort 4 in the ongoing, dose-finding, stage of the pivotal Cyprus2+ study of UX701 for the treatment of Wilson disease. During Stage 1, the safety and efficacy of UX701 is being evaluated across four, sequential dosing cohorts (Cohort 1; 5.0 x 10^12 GC/kg; Cohort 2: 1.0 x 10^13 GC/kg: Cohort 3; 2.0 x 10^13 GC/kg and Cohort 4; 4.0 x 10^13 GC/kg). Data from Stage 1 of this study are expected in the fourth quarter of 2026.

UX016 for the treatment of GNE Myopathy

In March 2026, we announced that the FDA cleared our Investigational New Drug, or IND, application for UX016, an investigational small molecule prodrug of sialic acid, or SA, that is being evaluated as a substrate replacement therapy for GNE myopathy. The UX016 program is funded through clinical proof-of-concept by an external venture philanthropy agreement with a patient group, which includes the Phase 1/2 study that is expected to begin enrolling in the second half of 2026.

DTX301 for the treatment of OTC deficiency

The Phase 3 Enh3ance study continues with patients in both treatment and placebo-crossover groups progressing through 64 weeks of follow-up. Data from the second primary endpoint, which evaluates reduction in treatment burden, including use of ammonia scavengers and dietary management, across both the treatment and placebo-crossover groups following treatment with DTX301, are expected in the first half of 2027.

UX143 for the treatment of OI

In December 2025, we announced that the Phase 3 Orbit and Cosmic studies did not achieve their primary endpoint of reduction in annualized clinical fracture rate compared to placebo (Orbit) or bisphosphonates (Cosmic).

In January 2026, topline safety and efficacy data from both studies were presented and included data on bone mineral density, vertebral fractures, and patient reported outcomes on pain and physical function. We believe the data across two global Phase 3 studies suggest that setrusumab has a meaningful effect on bone disease in OI. We will continue to engage regulatory agencies to determine the necessary data to support a regulatory filing and if there is a potential path forward for UX143.

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

We have incurred net losses in each year since inception. Our net losses were $92 million and $277 million for the three and six months ended June 30, 2026, respectively and $115 million and $266 million for the three and six months ended June 30, 2025, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $214 million and $350 million for the three and six months ended June 30, 2026, respectively, and $167 million and $306 million for the six months ended June 30, 2025, respectively. The increase in revenue was largely driven by an increase in demand for our approved products, as well as timing of shipments.

In February 2026, we implemented a strategic restructuring plan designed to reduce operating expenses and focus resources on our highest value drivers, including a reduction in workforce of approximately 10% and the curtailment of certain operating activities, including UX143 manufacturing activities. During the three and six months ended June 30, 2026, we recognized total restructuring charges of nil and $28 million, respectively, in research and development expense and nil and $2 million, respectively in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. All expected cash payments related to the restructuring were completed during the six months ended June 30, 2026. See “Note 13. Restructuring Expense” to the financial statements for additional information.

As of June 30, 2026, we had $436 million in available cash, cash equivalents, and marketable securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Results of Operations

Comparison of the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025:

Revenue (dollars in millions)

	Three Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Product sales:
Crysvita	$54	$35	$19	54%
Dojolvi	27	23	4	17%
Evkeeza	21	14	7	50%
Mepsevii	10	9	1	11%
Total product sales	112	81	31	38%
Crysvita royalty revenue	102	86	16	19%
Total revenues	$214	$167	$47	28%

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Product sales:
Crysvita	$100	$90	$10	11%
Dojolvi	45	40	5	13%
Evkeeza	39	25	14	56%
Mepsevii	17	17	—	0%
Total product sales	201	172	29	17%
Crysvita royalty revenue	149	134	15	11%
Total revenues	$350	$306	$44	14%

Our product sales increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025. The increase was largely due to increased product sales for Crysvita, primarily in LATAM territories due to an increase in the number of patients as well as timing of shipments, and the continued expansion of Evkeeza in territories outside of the United States.

Our Crysvita royalty revenue increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025. The increases were primarily due to an increase in the number of patients on therapy and timing of orders.

Cost of Sales (dollars in millions)

	Three Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Cost of sales	$34	$23	$11	48%

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Cost of sales	$64	$52	$12	23%

Cost of sales increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025 primarily due to increased Crysvita product sales in LATAM and Evkeeza product sales in territories outside of the United States.

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

The following table provides a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Three Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$4	$7	$(3)	-43%
DTX401	30	14	16	114%
UX701	4	12	(8)	-67%
UX111	24	15	9	60%
CMC costs	—	3	(3)	-100%
Total gene therapy programs	62	51	11	22%
Biologic and nucleic acid programs
GTX-102	22	16	6	38%
UX143	10	28	(18)	-64%
Total biologic and nucleic acid programs	32	44	(12)	-27%
Translational research	10	9	1	11%
Approved products	8	9	(1)	-11%
Infrastructure	20	19	1	5%
Stock-based compensation	18	21	(3)	-14%
Other research and development	17	12	5	42%
Total research and development expenses	$167	$165	$2	1%

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$9	$14	$(5)	-36%
DTX401	55	32	23	72%
UX701	9	17	(8)	-47%
UX111	43	27	16	59%
CMC costs	—	3	(3)	-100%
Total gene therapy programs	116	93	23	25%
Biologic and nucleic acid programs
GTX-102	42	32	10	31%
UX143	43	48	(5)	-10%
Total biologic and nucleic acid programs	85	80	5	6%
Translational research	21	19	2	11%
Approved products	19	18	1	6%
Infrastructure	42	42	—	0%
Stock-based compensation	34	42	(8)	-19%
Other research and development	37	37	—	0%
Total research and development expenses	$354	$331	$23	7%

Total research and development expenses increased for the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase in research and development expenses was primarily due to:

•
for gene therapy programs, an increase for the three and six months primarily due to DTX401 and UX111 manufacturing costs in preparation for commercial launch, partially offset by timing of UX701 manufacturing runs;

•
for biologic and nucleic acid programs, a decrease for the three months and an increase for the six months, respectively, primarily related to the closeout of existing manufacturing commitments for UX143 as well as the continued clinical progress of the GTX-102 program and associated clinical development and manufacturing expenses; and
•
for stock-based compensation, a decrease for the three and six months, due to the timing of grants and lower expense from lower headcount associated with the restructuring plan.

We expect a decrease in research and development expenses in the near term. This expected decline is primarily driven by the expected completion of several Phase 3 clinical programs and a strategic restructuring of our workforce and expenditures to better match our current pipeline requirements.

Selling, General and Administrative Expenses (dollars in millions)

	Three Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Selling, general and administrative	$88	$87	$1	1%

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Selling, general and administrative	$176	$174	$2	1%

Selling, general and administrative expenses had a nominal increase for each of the three and six months ended June 30, 2026, compared to the same periods in 2025.

We expect annual selling, general and administrative expenses to increase in the near term as we expand commercial activities in preparation for launches of additional products, while continuing to support our existing approved products and multiple clinical-stage product candidates.

Interest Income (dollars in millions)

	Three Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Interest income	$5	$6	$(1)	-17%

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Interest income	$11	$13	$(2)	-15%

Interest income decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to lower marketable securities balances.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in millions)

	Three Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(22)	$(14)	$(8)	57%

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(43)	$(28)	$(15)	54%

The non-cash interest expense on liabilities for sales of future royalties increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to additional interest expense from the sale of future royalties to OMERS in November 2025. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, and strategic collaboration arrangements.

As of June 30, 2026, we had $436 million in available cash, cash equivalents, and marketable securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next 12 months. Our cash, cash equivalents, and marketable securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

In November 2025, we received net proceeds of $392 million from OMERS for the sale of a percentage of our future royalties on Crysvita in the U.S. and Canada.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350 million, from time to time, in ATM offerings through Cowen. To date, we have sold 2.2 million shares under the ATM for net proceeds of $80 million. No shares were sold under the ATM during the three and six months ended June 30, 2026.

The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(294)	$(275)
Cash (used in) provided by investing activities	(5)	191
Cash provided by financing activities	3	84
Effect of exchange rate changes on cash	—	5
Net (decrease) increase in cash, cash equivalents and restricted cash	$(296)	$5

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

Cash used in operating activities for the six months ended June 30, 2026 was $294 million and primarily reflected a net loss of $277 million, partially offset by non-cash items of $63 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $80 million, primarily due to a net increase of accounts receivable related to timing of orders and collections, combined with a decrease in accounts payable, accrued and other liabilities primarily due to decreases in accrued manufacturing due to payment or settlement of accrued costs related to stoppage of manufacturing for UX143 and the payout of 2025 annual bonuses.

Cash used in operating activities for the six months ended June 30, 2025 was $275 million and primarily reflected a net loss of $266 million, partially offset by non-cash items of $70 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable debt securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $79 million, primarily due to a net decrease in accounts payable, accrued and other liabilities primarily due to the payout of the 2024 annual bonuses and decreases in accrued collaboration for payment of a milestone to a collaboration partner of $30 million, an increase in prepaid manufacturing expense.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 was $5 million and was primarily related to the payment to a collaboration partner for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash provided by investing activities for the six months ended June 30, 2025 was $191 million and was primarily related to $210 million from net activities in marketable debt securities, partially offset by the payment to a collaboration partner of $15 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $3 million and was primarily related to net proceeds from the issuance of common stock under equity plans.

Cash provided by financing activities for the six months ended June 30, 2025 was $84 million and was primarily related to net proceeds from our ATM offering.

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

Future minimum lease payments under non-cancellable leases as of June 30, 2026, were approximately $36 million, of which $13 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of June 30, 2026, we had cash, cash equivalents, and marketable securities totaling $436 million, compared to $737 million as of December 31, 2025, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable securities as of June 30, 2026 or December 31, 2025. To date, we have not experienced a loss of principal on any of our investments and as of June 30, 2026, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro-economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements. For the three and six months ended June 30, 2026, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of June 30, 2026. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Navinta LLC, Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., Esjay Pharma Private Limited, and Esjay Pharma LLC

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Somerset Therapeutics LLC, Somerset Pharma LLC, Somerset Therapeutics Private Limited, and Odin Pharmaceuticals LLC

Ultragenyx Pharmaceutical Inc. and Baylor Research Institute v. Sun Pharmaceutical Industries Limited and Sun Pharmaceutical Industries, Inc.

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

In April 2026, the United States District Court for the District of New Jersey consolidated the above-referenced suits against Navinta, Aurobindo, Esjay, and Somerset.

In July 2026, we filed a patent infringement suit asserting the ‘748 and ‘461 patents under the Hatch-Waxman Act against Sun Pharmaceutical Industries Limited and Sun Pharmaceutical Industries, Inc., or collectively Sun Pharma, in the United States District Court for the District of New Jersey. The suit was filed in response to a notice from Sun Pharma concerning the submission of an ANDA with the FDA, seeking FDA approval to market a generic version of Dojolvi® prior to the expiration of the ‘748 and ‘461 patents.

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

In February 2025, we filed an amended complaint following Catalent’s response and Catalent subsequently moved to dismiss the amended complaint. In December 2025, the court denied Catalent’s motion to dismiss our fraud claim. In January 2026, Catalent answered our complaint and filed a counterclaim against us for breach of contract related to disputed invoices, seeking damages of approximately $8 million plus interest. Discovery is ongoing.

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

As of June 30, 2026, our available cash, cash equivalents, and marketable securities were $436 million. We may need additional capital to continue to commercialize our products, and to develop, obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Funding Requirements” of this Quarterly Report for additional information on the factors affecting our funding requirements.

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

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, commercialization responsibilities for Crysvita in the U.S. and Canada transitioned from us to KKC in April 2023. KKC also has the sole right to commercialize Crysvita in Europe and, at certain specified times, in Türkiye, subject to certain rights retained. A substantial portion of our total revenue has been based on revenue from Crysvita, including royalty revenue we receive from KKC for sales of the product in the U.S. and Canada. For the three and six months ended June 30, 2026, 48% and 43%, respectively, of our total revenue consisted of royalty revenue from KKC in the U.S., Canada and the European territory. The commercial success of Crysvita in territories in which KKC owns commercialization responsibilities, such as in the U.S. and Canada depends on, among other things, the efforts and allocation of resources of KKC in those territories, which we do not control. KKC has no obligation under the collaboration agreement to use diligent efforts to commercialize Crysvita in those territories. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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

We acquire most of the drug substances and drug products for our products and product candidates from single sources. If any single source supplier breaches an agreement with us, or terminates the agreement in response to an alleged breach by us, ceases operations, is acquired, enters into exclusive arrangements with a competitor or otherwise becomes unable or unwilling to fulfill its supply obligations, we would not be able to manufacture and distribute the product or product candidate until a qualified alternative supplier is identified, which could significantly impair our ability to commercialize such product or delay the development of such product candidate. For example, the drug substance and drug product for Crysvita and Evkeeza are made, respectively, by KKC pursuant to a license and collaboration agreement and supply agreements and Regeneron pursuant to a supply agreement. Further, single source suppliers are also used for our gene therapy programs and for Dojolvi. We cannot provide assurances that qualifying alternate sources, if available at all, for any of our drug substances and drug products, and establishing relationships with such sources would not result in significant expense, supply disruptions or delay in the commercialization of our products or the development of our product candidates. Additionally, we may not be able to enter into supply arrangements with an alternative supplier on commercially reasonable terms or at all. The terms of any new agreement may also be less favorable or more costly than the terms we have with our current supplier. A delay in the commercialization of our products or the development of our product candidates or having to enter into a new agreement with a different third-party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business. In addition, disruptions at a single-source supplier could require time-consuming investigations and remediation, and changes in suppliers, sites, materials, methods, or processes may require regulatory submissions, comparability assessments, additional testing, or validation activities that could delay product supply or development timelines and increase costs. Furthermore, geopolitical tensions with China and implementation of the BIOSECURE Act could disrupt biotechnology supply chains. The BIOSECURE Act establishes restrictions on the use of certain biotechnology equipment or services produced or provided by designated ‘biotechnology companies of concern’ in connection with certain U.S. federal contracts, grants, and loans, subject to phased implementation, designation procedures, transition periods, waivers, and implementing regulations. As companies in our industry evaluate and transition away from suppliers that are or may become subject to such restrictions, alternative suppliers, including our current or potential single source suppliers, may experience increased demand, capacity constraints, price increases, or delays. Any such developments could disrupt our supply chain, increase our costs or otherwise adversely affect our ability to manufacture, source, or obtain equipment, services, materials, or components on acceptable timelines or terms.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, including the impact from the Inflation Reduction Act of 2022 (including, among other things, the potential for Medicare price negotiation and related changes that could affect net pricing and reimbursement dynamics for certain products over time), and statements and actions by elected officials. In addition, in May 2025, the Trump Administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the HHS and other agencies to communicate most-favored-nation price, or MFN, targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capital. CMS also announced plans to extend MFN pricing to state Medicaid programs in exchange for those programs adopting uniform coverage criteria. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Recent developments, including CMS rulemaking to codify the Medicare Drug Price Negotiation Program beginning with continued implementation of negotiated prices and inflation rebate requirements, the inclusion of Part B drugs in future negotiation cycles, and proposed or potential most-favored-nation or international reference pricing models for Medicare or Medicaid, may increase pricing pressure even for products that are not currently selected for negotiation. Although orphan drug exclusions and other statutory or policy protections may reduce the near-term applicability of certain drug pricing measures to some of our products, those exclusions are subject to interpretation, may not apply to products with additional indications or changed approval status, and may not prevent future federal or state pricing, reimbursement, rebate or access restrictions from affecting our revenues. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

During the year ended December 31, 2024, Navinta, Aurobindo, and Esjay filed ANDAs seeking FDA approval to market generic versions of Dojolvi. We filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay in the United States District Court for the District of New Jersey in response to the notices. We filed similar patent infringement suits in the same court in April 2026 and July 2026 against Somerset Therapeutics LLC (Somerset) and Sun Pharmaceutical Industries Ltd. (Sun Pharma), respectively. See “Item 1. Legal Proceedings” above for a description of these actions. We cannot predict the outcome of our suits, nor can we predict whether there will be additional ANDA filings for Dojolvi.

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

Competitors may infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. For example, in September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo, and Esjay. We filed similar patent infringement suits in April 2026 and July 2026 against Somerset and Sun Pharma, respectively. See “Item 1. Legal Proceedings” above for more information regarding our suit. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Even though we have orphan drug designation for UX111, UX143, DTX301, DTX401 and UX701 in the U.S. and Europe and for GTX-102 in the U.S., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Additionally, there may be future healthcare reform measures that reduce the exclusivity protections provided to already approved biological products.

Our operating results would be adversely impacted if our intangible assets become impaired.

We have recorded on our Condensed Consolidated Balance Sheets intangible assets for in-process research and development, or IPR&D, related to DTX301 and DTX401 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded intangible assets related to our licenses for Dojolvi and Evkeeza. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through June 30, 2026.

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

goods, could also increase our costs or adversely impact our revenues. For instance, the current Presidential Administration has imposed tariffs on pharmaceutical products from certain countries, such as those imposed in the U.S. and E.U. trade agreement announced in July 2025. In September 2025, the Administration announced that future tariffs of up to 100% could be implemented affecting branded or patented pharmaceutical products coming into the U.S., unless the importing company is building U.S. manufacturing capacity and in April 2026, the Administration issued a Proclamation imposing tariffs on imports of certain branded or patented pharmaceutical products and pharmaceutical ingredients. Certain tariff exemptions or zero-rate treatment may be available for products where all approved indications are designated as orphan, as well as for certain cell and gene therapies and other specialty pharmaceutical products, subject to applicable determinations, conditions and implementation guidance. As such, there remains substantial uncertainty as to the implementation and potential impacts of such tariffs. We continue to monitor the scope and implementation of the tariffs, including the availability and conditions of exemptions. The tariffs, and any changes to the tariff rates, exemptions, or enforcement mechanisms, could increase our cost of goods sold, disrupt our supply chain, delay product availability, or require us to modify our sourcing or manufacturing strategies, any of which could have a material adverse effect on our business, financial condition, and results of operations. It is currently unclear whether and to what extent all of these measures will be fully implemented as announced and what impact any such implementation could have on our business.

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

In February 2026, we initiated a strategic restructuring plan, which includes a 10% workforce reduction of approximately 130 employees across the Company. The workforce reduction was substantially completed during the first quarter of 2026 and all expected cash payments related to the restructuring were completed during the six months ended June 30, 2026. Our workforce reduction may cause disruptions to our business operations. For example, the workforce reduction has resulted in the loss of a number of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect employee morale and our operations. In addition, we may not be able to achieve the anticipated benefits or effectively realize all the cost savings anticipated from the reduction in force and we may incur unanticipated charges or make additional cash payments as a result of such initiatives that were not previously contemplated which could result in an adverse effect on our business or results of operations.

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

Pursuant to our 2023 Incentive Plan, as amended, or the 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At June 30, 2026, there were 6.5 million shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, as amended, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At June 30, 2026, there were 6.1 million shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was subsequently amended, or the Inducement Plan. At June 30, 2026, there were 0.6 million shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026 the following directors and Section 16 officers adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date Adopted	Aggregate Number of Shares of Common Stock to be Sold (Subject to Certain Conditions)	Plan End Date
Howard Horn, Executive Vice President, Chief Financial Officer, Corporate Strategy	June 5, 2026	Up to 9,394 shares	June 4, 2027
Theodore Huizenga Senior Vice President and Chief Accounting Officer	June 4, 2026	Up to 4,726 shares	January 31, 2027
John Pinion, EVP, Chief Quality Officer and Translational Sciences	May 19, 2026	Up to 19,936 shares	May 18, 2027

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Furnished or Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	2/5/2014	3.1
3.2	Second Amended and Restated Bylaws	8-K	12/23/2023	3.1
4.1	Form of Common Stock Certificate	S-1	11/8/2013	4.2
4.2	Form of Indenture	S-3ASR	2/21/2024	4.2
4.3	Form of Pre-Funded Warrant	8-K	10/23/2023	4.1
4.4	Form of Pre-Funded Warrant	8-K	6/17/2024	4.1
10.1	Third Amended and Restated 2023 Incentive Plan	8-K	5/18/2026	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act				X
32.1§	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350				X
101.INS	XBRL Instance Document, formatted in Inline XBRL				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: August 4, 2026	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: August 4, 2026	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)