Form 10-Q
period 2026-09-30
Ultragenyx Pharmaceutical Inc.
filed 2026-11-04
CIK 1515673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 101,924,068 shares of common stock issued and outstanding.

ULTRAGENYX PHARMACEUTICAL INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

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
•
our ability to successfully launch and commercialize our recently approved gene therapy products, FAYUVI (formerly UX111) and GENGLYCOS (formerly DTX401), including our ability to manufacture and supply both products, establish qualified treatment centers, fulfill applicable post-marketing requirements and maintain regulatory approvals, including the accelerated approval of GENGLYCOS;
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
•
our ability to manufacture, release or obtain commercial supply of our products and product candidates;
•
the scalability and commercial viability of our manufacturing methods and processes;
•
developments and projections relating to our competitors and our industry;
•
our ability to achieve the anticipated savings from our restructuring plans;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$150	$421
Marketable securities	116	259
Accounts receivable, net	166	158
Inventory	59	52
Prepaid expenses and other assets	53	61
Total current assets	544	951
Property, plant, and equipment, net	231	244
Marketable securities	135	57
Intangible assets, net	170	176
Goodwill	44	44
Other assets	63	60
Total assets	$1,187	$1,532
LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$45	$31
Accrued liabilities	242	265
Liabilities for sales of future royalties	80	69
Other liabilities	22	19
Total current liabilities	389	384
Deferred tax liabilities	21	30
Liabilities for sales of future royalties	1,106	1,147
Other liabilities	40	44
Total liabilities	1,556	1,605
Noncontrolling interest	7	7
Stockholders’ deficit:
Preferred stock, par value of $0.001 per share—25.0 shares authorized; nil outstanding in 2026 and in 2025	—	—
Common stock, par value of $0.001 per share—250.0 shares authorized; outstanding—101.9 in 2026 and 96.6 in 2025	—	—
Treasury stock, at cost, 0.3 shares in 2026 and 0.2 shares in 2025	(10)	(8)
Deferred compensation obligation	10	8
Additional paid-in capital	4,552	4,451
Accumulated other comprehensive (loss) income	(1)	1
Accumulated deficit	(4,927)	(4,532)
Total stockholders’ deficit	(376)	(80)
Total liabilities, noncontrolling interest and stockholders’ deficit	$1,187	$1,532

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales	$105	$95	$306	$267
Royalty revenue	68	65	217	199
Total revenues	173	160	523	466
Operating expenses:
Cost of sales	32	28	96	80
Research and development	154	216	508	547
Selling, general and administrative	97	87	273	261
Total operating expenses	283	331	877	888
Loss from operations	(110)	(171)	(354)	(422)
Interest income	3	6	14	19
Non-cash interest expense on liabilities for sales of future royalties	(20)	(14)	(63)	(42)
Other income	—	—	1	2
Loss before income taxes	(127)	(179)	(402)	(443)
Benefit from (provision for) income taxes	9	(1)	7	(3)
Net loss	$(118)	$(180)	$(395)	$(446)
Net loss per share, basic and diluted	$(1.16)	$(1.81)	$(3.89)	$(4.55)
Shares used in computing net loss per share, basic and diluted	102.1	99.8	101.6	98.2

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(118)	$(180)	$(395)	$(446)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	—	2
Change in unrealized loss on available-for-sale securities	(1)	—	(2)	—
Other comprehensive income (loss)	(1)	1	(2)	2
Total comprehensive loss	$(119)	$(179)	$(397)	$(444)

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In millions)

	Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Capital	Income (Loss)	Deficit	Stock	Obligation	Deficit
Balance as of June 30, 2026	98.6	$4,518	$—	$(4,809)	$(10)	$10	$(291)
Stock-based compensation	—	34	—	—	—	—	34
Issuance of common stock from warrant exercises and equity plan awards, net of tax	3.3	—	—	—	—	—	—
Other comprehensive loss	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	(118)	—	—	(118)
Balance as of September 30, 2026	101.9	$4,552	$(1)	$(4,927)	$(10)	$10	$(376)

Balance as of December 31, 2025	96.6	$4,451	$1	$(4,532)	$(8)	$8	$(80)
Stock-based compensation	—	98	—	—	—	—	98
Issuance of common stock from warrant exercises and equity plan awards, net of tax	5.3	3	—	—	—	—	3
Deferred compensation	—	—	—	—	(2)	2	—
Other comprehensive loss	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	(395)	—	—	(395)
Balance as of September 30, 2026	101.9	$4,552	$(1)	$(4,927)	$(10)	$10	$(376)

	Common Stock	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Deferred Compensation	Total Stockholders'
	Shares	Capital	Income (Loss)	Deficit	Stock	Obligation	Equity
Balance as of June 30, 2025	96.4	$4,374	$—	$(4,223)	$(8)	$8	$151
Stock-based compensation	—	38	—	—	—	—	38
Issuance of common stock under equity plan awards, net of tax	—	—	—	—	—	—	—
Other comprehensive income	—	—	1	—	—	—	1
Net loss	—	—	—	(180)	—	—	(180)
Balance as of September 30, 2025	96.4	$4,412	$1	$(4,403)	$(8)	$8	$10

Balance as of December 31, 2024	92.5	$4,213	$(1)	$(3,957)	$(4)	$4	$255
Issuance of common stock in connection with at-the-market offering, net	2.2	80					80
Stock-based compensation	—	115	—	—	—	—	115
Issuance of common stock under equity plan awards, net of tax	1.7	4	—	—	—	—	4
Deferred compensation	—	—	—	—	(4)	4	—
Other comprehensive income	—	—	2	—	—	—	2
Net loss	—	—	—	(446)	—	—	(446)
Balance as of September 30, 2025	96.4	$4,412	$1	$(4,403)	$(8)	$8	$10

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(395)	$(446)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	98	116
Amortization of discount on marketable securities, net	(1)	(4)
Depreciation and amortization	25	26
Non-cash royalty revenue	(81)	(74)
Non-cash interest expense on liabilities for sales of future royalties	63	42
Deferred income taxes	(10)	—
Other	(2)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(20)	3
Inventory	(8)	(6)
Prepaid expenses and other assets	2	(7)
Accounts payable, accrued, and other liabilities	(8)	(13)
Net cash used in operating activities	(337)	(366)
Investing activities:
Purchase of property, plant, and equipment	(4)	(5)
Purchase of marketable securities	(227)	(32)
Proceeds from sale of marketable securities	91	—
Proceeds from maturities of marketable securities	200	362
Payments for intangible asset	(5)	(15)
Other	(2)	(2)
Net cash provided by investing activities	53	308
Financing activities:
Proceeds from issuance of simple agreements for future equity, or SAFEs	10	—
Proceeds from the issuance of common stock under equity plans, net	3	4
Proceeds from the issuance of common stock in connection with at-the-market offering, net	—	80
Net cash provided by financing activities	13	84
Effect of exchange rate changes on cash	(1)	5
Net (decrease) increase in cash, cash equivalents and restricted cash	(272)	31
Cash, cash equivalents and restricted cash at beginning of period	436	184
Cash, cash equivalents and restricted cash at end of period	$164	$215

See accompanying notes.

ULTRAGENYX PHARMACEUTICAL INC.

Notes to Condensed Consolidated Financial Statements

1. Organization

Ultragenyx Pharmaceutical Inc., or the Company, is a biopharmaceutical company incorporated in Delaware.

The Company is focused on the identification, acquisition, development, and commercialization of novel products for the treatment of serious rare and ultra-rare genetic diseases. The Company operates as one reportable segment and has six commercially approved products.

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

EVKEEZA® (evinacumab) is approved in the U.S., the European Economic Area, or EEA, Brazil, Mexico, and Japan for the treatment of homozygous familial hypercholesterolemia, or HoFH. The Company has exclusive rights to commercialize EVKEEZA® (evinacumab) outside of the U.S.

GENGLYCOS® (pariglasgene brecaparvovec-opnr) is approved in the U.S. for the treatment of pediatric and adult patients eight years and older with glycogen storage disease type Ia, or GSDIa.

FAYUVI® (rebisufligene etisparvovec-hopf) is approved in the U.S. for the treatment of pediatric patients with Sanfilippo syndrome type A, or MPS IIIA, a rare lysosomal storage disease.

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

The Company has sustained operating losses to date, and its ultimate success depends on the outcome of its research and development and commercialization activities. Through September 30, 2026, the Company has relied primarily on the sale of equity securities, revenues from commercial products, the sale of certain future royalties, strategic collaboration arrangements, and the sale of U.S. Food and Drug Administration, or FDA, priority review vouchers, or PRVs, to finance its operations. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited financial statements at that date, but does not include all of the information required by GAAP for complete financial statements.

Segment Reporting

The Company operates as one reportable segment relating to the research, development and commercialization of its products. The segment derives its current revenues from its six commercially approved products.

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

	September 30,
	2026	2025
Cash and cash equivalents	$150	$203
Restricted cash included in other current assets	8	10
Restricted cash included in other non-current assets	6	2
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$164	$215

Credit Losses

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale securities. For trade receivables and other financial instruments, the Company uses a forward-looking expected loss model that recognizes a current period charge for losses that are expected to be incurred over the life of the financial instrument.

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. There were no material credit losses recorded for receivables and available-for-sale securities which were attributable to credit risk as of September 30, 2026 and December 31, 2025.

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

Collaboration, License, and Royalty Revenue

The Company has certain license and collaboration agreements that are within the scope of ASC 808, Collaborative Arrangements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. The Company records its share of collaboration revenue, net of transfer pricing related to net sales in the period in which such sales occur, if the Company is considered as an agent in the arrangement. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. The Company generally classifies funding received related to research and development services and commercialization costs as a reduction of research and development expenses and selling, general and administrative expenses, respectively, in the Condensed

Consolidated Statements of Operations, because the provision of such services for collaborative partners are not considered to be part of the Company’s ongoing major or central operations.

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

The SAFEs issued by Amlogenyx Inc., or Amlogenyx, a consolidated subsidiary of the Company, are classified as liabilities and measured at fair value on a recurring basis, as described in “Note 6. Investment in Amlogenyx Inc.” Because the valuation relies on significant unobservable inputs, the SAFEs are classified as Level 3 fair value measurements. The SAFEs were initially recorded at the $10 million transaction price, which represented fair value at issuance. There were no significant changes in the assumptions used to estimate the fair value of the SAFEs from issuance through September 30, 2026.

The following tables set forth the fair value of the Company’s financial assets and liabilities remeasured on a recurring basis based on the three-tier fair value hierarchy (in millions):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$66	$—	$—	$66
Corporate bonds	—	219	—	219
Municipal bonds	—	1	—	1
U.S. Government Treasury and agency securities	2	29	—	31
Investment in Solid common stock	4	—	—	4
Deferred compensation assets	—	21	—	21
Total financial assets	$72	$270	$—	$342

Financial Liabilities:
Deferred compensation liabilities	—	22	—	22
Amlogenyx SAFEs	—	—	10	10
Total financial liabilities	$—	$22	$10	$32

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$320	$—	$—	$320
Time deposits	—	10	—	10
Corporate bonds	—	263	—	263
Commercial paper	—	37	—	37
U.S. Government Treasury and agency securities	12	23	—	35
Investment in Solid common stock	3	—	—	3
Deferred compensation assets	—	19	—	19
Total financial assets	$335	$352	$—	$687

Financial Liabilities:
Deferred compensation liabilities	$—	$19	$—	$19

The Company uses foreign exchange forward contracts to manage remeasurement gains and losses on subsidiaries’ foreign currency-denominated net monetary assets and liabilities, which are designed to offset gains and losses on the underlying balance sheet exposures. These foreign exchange forward contracts are economic hedges and are not designated as hedging instruments. Outstanding notional amounts were $27 million and nil at September 30, 2026 and December 31, 2025, respectively, with related fair value liabilities of a nominal amount and nil included in other liabilities. The Company recognized gains of $1 million on these contracts in other income for each of the three and nine month periods ended September 30, 2026.

4. Balance Sheet Components

Cash Equivalents and Marketable Securities

The fair values of cash equivalents and marketable securities classified as available-for-sale securities consist of the following (in millions):

	September 30, 2026
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$66	$—	$—	$66
Corporate bonds	221	—	(2)	219
Municipal bonds	1	—	—	1
U.S. Government Treasury and agency securities	31	—	—	31
Total	$319	$—	$(2)	$317

	December 31, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Money market funds	$320	$—	$—	$320
Time deposits	10	—	—	10
Corporate bonds	263	—	—	263
Commercial paper	37	—	—	37
U.S. Government Treasury and agency securities	35	—	—	35
Total	$665	$—	$—	$665

At September 30, 2026, the remaining contractual maturities of available-for-sale securities were less than three years. The cost of securities sold is based on the specific-identification method. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. All marketable securities with unrealized losses at September 30, 2026 have been in a loss position for less than 12 months or the loss is not material and is temporary in nature.

Inventory

Inventory consists of the following (in millions):

	September 30,	December 31,
	2026	2025
Raw materials	$2	$—
Work-in-process	30	27
Finished goods	29	25
Total inventory	$61	$52

Balance sheet classification of inventory was as follows (in millions):

	September 30,	December 31,
	2026	2025
Inventory, current	$59	$52
Inventory, non-current	2	—
Total inventory	$61	$52

The Company classifies inventory as non-current when it expects that portion of inventory to be sold more than twelve months after the balance sheet date. Manufacturing costs incurred prior to regulatory approval were expensed as research and development and that inventory has no carrying value in the Condensed Consolidated Balance Sheets. Based on current demand forecasts, the Company expects its non-current inventory to be consumed within its remaining shelf life. Non-current inventory is included in other non-current assets on the Condensed Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	September 30,	December 31,
	2026	2025
Research and clinical study expenses	$22	$23
Payroll and related expenses	74	89
Revenue related reserves	80	57
Manufacturing and related expenses	42	67
Other	24	29
Total accrued liabilities	$242	$265

Intangible Assets

Upon FDA approval of GENGLYCOS in August 2026, the Company reclassified $41 million of acquired in-process research and development from an indefinite-lived intangible asset to a finite-lived intangible asset. The Company began amortizing the asset on a straight-line basis over its estimated useful life of seven years, with amortization recorded in cost of sales. Amortization expense was nominal for the three and nine months ended September 30, 2026.

5. Revenue

The following table disaggregates total revenues from external customers by product sales and royalty revenue (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product sales:
CRYSVITA	$41	$47	$141	$137
DOJOLVI	30	24	75	64
EVKEEZA	24	17	63	42
MEPSEVII	10	7	27	24
Total product sales	105	95	306	267
CRYSVITA royalty revenue	68	65	217	199
Total revenues	$173	$160	$523	$466

The following table disaggregates total revenues based on geographic location (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
North America	$90	$83	$270	$244
Latin America	39	43	132	131
Europe, Middle East, and Africa	37	28	103	78
Asia-Pacific	7	6	18	13
Total revenues	$173	$160	$523	$466

The Company’s largest accounts receivable balance was from a collaboration partner and accounted for 36% and 62% of the total accounts receivable balance as of September 30, 2026 and December 31, 2025, respectively. Three other customers accounted for 11%, 11%, and 11% of the total accounts receivable balance as of September 30, 2026 and 4%, 2%, and nil of the total accounts receivable balance as of December 31, 2025, respectively.

6. Investment in Amlogenyx Inc.

In July 2024, the Company contributed certain intellectual property rights to Amlogenyx, a subsidiary of the Company, and received 9.0 million shares of common stock of Amlogenyx. A third-party investor along with one of its affiliated entities, and the

Company each contributed $7 million to Amlogenyx and in exchange, each received approximately 1.6 million shares of series seed preferred stock of Amlogenyx. The purpose of Amlogenyx is to pursue the application of the Company’s novel adeno-associated virus, or AAV, gene therapy to treat beta-amyloid disorders and related neurodegenerative diseases.

In July 2026, Amlogenyx issued two SAFEs for aggregate proceeds of $10 million. One SAFE for $5 million was issued to Dr. Emil Kakkis, the Company’s Chief Executive Officer and a related party, and one for $5 million was issued to an unaffiliated investor on the same terms. The SAFEs convert into Amlogenyx equity at a 30% discount to the price paid in Amlogenyx's next equity financing. The SAFEs have no valuation cap, no stated maturity date and carry no voting or board rights. The SAFEs are accounted for as freestanding liabilities, included in other current liabilities, and remeasured at fair value through other income. No changes in fair value were recognized during the three or nine months ended September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, the Condensed Consolidated Balance Sheets included Amlogenyx assets of $8 million and $5 million, respectively, and Amlogenyx liabilities of $11 million and a nominal amount, respectively. The assets primarily consisted of cash and cash equivalents which may only be used to settle obligations of Amlogenyx and the liabilities primarily consisted of the SAFEs.

Noncontrolling interest related to the third-party investment in Amlogenyx is reported on the Condensed Consolidated Balance Sheets in mezzanine equity.

Changes in the carrying value of noncontrolling interest for the nine months ended September 30, 2026 are as follows (in millions):

Noncontrolling Interest
As of December 31, 2024	$7
Changes and adjustments	—
As of December 31, 2025	$7
Changes and adjustments	—
As of September 30, 2026	$7

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

Total CRYSVITA revenue was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales	$41	$47	$141	$137
Revenue in North American Territory:
Royalty revenue	42	40	136	124
Non-cash royalty revenue	19	17	58	53
Total revenue in North American Territory	61	57	194	177
Non-cash royalty revenue in European Territory	7	8	23	22
Total CRYSVITA revenue	$109	$112	$358	$336

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$(1)	$(2)	$(3)	$(4)
Cost of sales	15	16	50	47

Collaboration Receivable and Payable

The Company had accounts receivable from KKC in the amount of $60 million and $98 million from royalties, other receivables of $1 million and $1 million recorded in other current assets, and accrued liabilities of $12 million and $12 million from amounts owed for transfer price and royalties as well as commercial and development activity reimbursements, as of September 30, 2026 and December 31, 2025, respectively.

Regeneron

In January 2022, the Company entered into a collaboration with Regeneron to commercialize EVKEEZA for HoFH outside of the U.S. Pursuant to the terms of the agreement, the Company received the rights to develop, commercialize and distribute the product for HoFH in countries outside of the U.S. The Company paid Regeneron a $30 million upfront payment. As of September 30, 2026, the Company has recognized an aggregate of $33 million for regulatory and sales milestones under the agreement. As these payments are for the Company’s use of intellectual property for EVKEEZA for HoFH, they were recorded as intangible assets. The Company is required to pay up to an aggregate of $31 million in the future contingent upon the achievement of certain regulatory and sales milestones. The Company may share in certain costs for global trials led by Regeneron. Additionally, the Company pays Regeneron a product purchase price and royalties on certain revenues.

The collaboration agreement is within the scope of ASC 808, which provides guidance on the presentation and disclosure of collaborative arrangements. As the Company is the principal in sales transactions with the customer, the Company recognizes product sales and cost of sales in the period the related sales occur and the related revenue recognition criteria are met.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$9	$3	$21	$8

The Company had collaboration payables for this arrangement included in accrued liabilities on the Condensed Consolidated Balance Sheets of $7 million and $9 million as of September 30, 2026 and December 31, 2025, respectively.

GeneTx Biotherapeutics LLC

In August 2019, the Company entered into a Program Agreement and a Unitholder Option Agreement with GeneTx Biotherapeutics LLC, or GeneTx, as subsequently amended, or the Option Agreement, to collaborate on the development of GeneTx’s GTX-102, an ASO for the treatment of Angelman syndrome. In July 2022, the Company exercised its option to acquire GeneTx, pursuant to the terms of the Option Agreement. During the year ended December 31, 2024, the Company achieved a $30 million regulatory milestone which was classified as in-process research and development expense, as the acquired in-process research and development intangible asset has not yet reached technological feasibility and has no alternative future use. In September 2026, the Company announced the Phase 3 study for Angelman syndrome did not achieve its primary or secondary endpoints, therefore the Company is in the process of winding down the program. The Company does not expect to make any future payments to GeneTx.

Mereo

In December 2020, the Company entered into a License and Collaboration Agreement with Mereo to collaborate on the development of setrusumab and made a payment of $50 million to Mereo on closing of the transaction. As of September 30, 2026, the Company has recognized an aggregate of $9 million for regulatory milestones achieved.

In December 2024, the Company entered into a manufacturing and supply agreement with Mereo where it is responsible for the supply of setrusumab to Mereo in the Mereo territory. Mereo is responsible for reimbursing the Company for a portion of the manufacturing process development costs as well as future commercial supply costs.

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

The Company recorded offsets to research and development expense under this arrangement of a nominal amount and $2 million for the three and nine months ended September 30, 2026, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2025, respectively.

The Company had receivables from Mereo in a nominal amount and $1 million recorded in other current assets as of September 30, 2026 and December 31, 2025, respectively.

Other Arrangements

The Company has also entered into several collaborations and/or licensing arrangements in prior periods. Except as disclosed above, there have been no material changes in these arrangements during the three and nine months ended September 30, 2026 as compared to those disclosed in "Note 8. License and Research Agreements" to the Consolidated Financial Statements in the Annual Report.

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

The following table summarizes the key terms and activity to date for these arrangements (in millions except percentages):

Item	2025 OMERS Agreement	2022 OMERS Agreement	2019 RPI Agreement
Agreement counterparty	OMERS	OMERS	RPI
Contract execution date	November 2025	July 2022	December 2019
Upfront payment to Company	$400	$500	$320
Transaction costs	$8	$9	$6
Territories	U.S. and Canada	U.S. and Canada	EU, U.K., and Switzerland
Percentage of royalties sold	25%*	30%	100%
Royalty start date	January 1, 2028	April 1, 2023	January 1, 2020
Cap	$620	$725	$608 prior to Dec 31, 2030, or until aggregate payments reach $800
Royalties earned from inception to September 30, 2026	$—	$264	$152
Effective annual interest rate (as of September 30, 2026)	9.2%	7.3%	3.6%
* In addition, OMERS will continue to receive 30% of CRYSVITA net sales in the U.S. and Canada following the achievement of $725 million in aggregate payments under the 2022 OMERS Agreement.

Under the 2025 OMERS agreement, OMERS granted the Company an option to repurchase the entire purchased interest that expires in November 2027, for 1.35 times the purchase price, or $540 million.

Proceeds from these transactions, net of transaction costs, were recorded as liabilities for sales of future royalties on the Condensed Consolidated Balance Sheets. The Company records the royalty revenue arising from the net sales of CRYSVITA in the applicable territories as royalty revenue in the Condensed Consolidated Statements of Operations over the term of the arrangements.

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

The following table shows the activity within the liability account (in millions):

	Liabilities for Sales of Future Royalties
	OMERS 2025	OMERS 2022	RPI 2019	Total
December 31, 2024	$—	$495	$375	$870
Net proceeds from sale of future royalties	392	—	—	392
Royalty revenue	—	(79)	(29)	(108)
Non-cash interest expense	6	36	20	62
December 31, 2025	398	452	366	1,216
Royalty revenue	—	(70)	(23)	(93)
Non-cash interest expense	27	23	13	63
September 30, 2026	$425	$405	$356	$1,186

9. Stock-Based Awards

As of September 30, 2026, there were 6.7 million shares available under the 2023 Incentive Plan, 6.1 million shares available under the Amended & Restated 2014 Employee Stock Purchase Plan, and 0.6 million shares available under the Employment Inducement Plan for the future issuance of equity awards.

The table below sets forth the stock-based compensation expense for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$—	$1	$1	$2
Research and development	19	21	53	63
Selling, general and administrative	15	15	44	51
Total stock-based compensation expense	$34	$37	$98	$116

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

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock, restricted stock units, and performance stock units	18.5	16.7	17.4	16.9
Employee stock purchase plan	0.1	0.1	—	0.1
	18.6	16.8	17.4	17.0

11. Equity

At-the-Market Offerings

In February 2024, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350 million, from time to time, in at-the-market, or ATM, offerings through Cowen. During the three and nine months ended September 30, 2026, no shares were sold under the ATM. The Company sold nil and 2.2 million shares under the ATM for net proceeds of nil and $80 million during the three and nine months ended September 30, 2025, respectively. To date, the Company has sold 2.2 million shares under the ATM for net proceeds of $80 million.

Exercise of Pre-Funded Warrants

In connection with the Company’s October 2023 and June 2024 public offerings, certain investors purchased pre-funded warrants to acquire common stock at an exercise price of $0.001 per share. In September 2026, all outstanding pre-funded warrants were exercised on a cashless basis, resulting in the issuance of 3.2 million shares of common stock; no pre-funded warrants remained outstanding as of September 30, 2026. The warrants were classified as permanent equity, and the underlying shares were included in basic and diluted weighted-average shares outstanding because they were issuable for little or no consideration.

12. Accumulated Other Comprehensive (Loss) Income

Total accumulated other comprehensive (loss) income consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Foreign currency translation adjustments	$1	$1
Unrealized loss on available-for-sale securities	(2)	—
Total accumulated other comprehensive (loss) income	$(1)	$1

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

The following table presents the details of the Company’s restructuring charges and amounts paid or settled during the nine months ended September 30, 2026 (in millions):

	Employee-Related	Manufacturing Related	Total
Balance as of December 31, 2025	$—	$—	$—
Restructuring expense	8	22	30
Cash settled/ adjustment	(8)	(22)	(30)
Balance as of September 30, 2026	$—	$—	$—

Total restructuring charges recognized on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2026 were as below (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Research and development	$—	$28
Selling, general and administrative	—	2
Total restructuring expense	$—	$30

14. Subsequent Events

Sale of Priority Review Vouchers

In October 2026, the Company entered into agreements to sell the PRVs received upon FDA approval of GENGLYCOS and FAYUVI for $210 million and $203 million, respectively. The sale of the GENGLYCOS PRV closed in October 2026. The Company is obligated to pay the National Institutes of Health, or NIH, $42 million from the sale of the PRV received from GENGLYCOS approval pursuant to the terms of a license agreement with the NIH. The Company expects to reflect net proceeds of $164 million, after payment to NIH and related fees. The closing of the FAYUVI PRV sale is expected to occur by year end 2026, subject to satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company is also obligated to pay to a third-party licensor $16 million from the sale of the PRV received upon FDA approval of FAYUVI per the terms of a license agreement entered into on October 26, 2026, pursuant to which the Company obtained an exclusive license, in the field of MPS IIIA, to certain of the licensor’s patents and patent applications. The Company expects to receive net proceeds of $185 million upon the closing of the FAYUVI PRV sale.

Restructuring Plan

In October 2026, the Company’s Board of Directors approved a restructuring plan that includes a reduction of approximately 20% of the Company’s workforce. As a result of this reduction in force, the Company estimates that it will incur restructuring charges of approximately $25 million in total in connection with employee related termination and severance costs and other activities.

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

Approved Therapies and Clinical Product Candidates

Our current approved therapies and clinical-stage pipeline consist of three product categories: biologics, small molecules and AAV gene therapy product candidates. The following table summarizes our approved products and pipeline of clinical product candidates:

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

EVKEEZA for the treatment of Homozygous Familial Hypercholesterolemia, or HoFH

EVKEEZA is a fully human monoclonal antibody administered by IV, that binds to and blocks the function of angiopoietin-like 3, or ANGPTL3, a protein that plays a key role in lipid metabolism, developed for the treatment of HoFH, a rare inherited condition. HoFH occurs when two copies of the genes causing familial hypercholesterolemia are inherited, one from each parent, resulting in dangerously high levels (>400 mg/dL) of low-density lipoprotein-cholesterol, or LDL-C, which is bad cholesterol. Patients with HoFH are at risk for premature atherosclerotic disease and cardiac events as early as their teenage years. EVKEEZA is approved in the U.S., where it is marketed by our partner Regeneron Pharmaceuticals, or Regeneron. It is also approved in the European Economic Area, or EEA, Brazil, Mexico, and Japan as a first-in-class therapy for use together with diet and other LDL-C lowering therapies. In these regions, EVKEEZA is generally approved to treat adults and pediatric patients aged five years and older with clinical HoFH. There are approximately 3,000 to 5,000 patients with HoFH in the developed world outside of the U.S.

GENGLYCOS for the treatment of Glycogen Storage Disease Type Ia, or GSDIa

GENGLYCOS, formerly known as DTX401, is an adeno-associated virus serotype 8, or AAV8, gene therapy administered by IV that delivers a functional copy of the G6PC gene to restore glucose-6-phosphatase activity developed for the treatment of GSDIa. GSDIa is an ultra-rare genetic metabolic disorder caused by a deficiency of the enzyme needed to release glucose from the liver to the bloodstream. The deficiency reduces the liver’s ability to control glucose levels and is associated with potentially life-threatening hypoglycemia episodes and other serious complications, requiring rigorous nutritional management that involves a burdensome, around-the-clock regimen of raw cornstarch intake as an oral glucose replacement therapy. Glucose control with cornstarch is crude with large swings in glucose, and patients instead end up spending a large fraction of their day significantly hyperglycemic to avoid hypoglycemic episodes. GSDIa affects 1,500 to 2,500 patients in the U.S. and 6,000 to 8,000 worldwide within commercially accessible geographies.

FAYUVI for the treatment of Sanfilippo syndrome type A, or MPS IIIA

FAYUVI, formerly known as UX111, is an adeno-associated virus 9, or AAV9, gene therapy, administered by a one-time IV infusion that provides the cross-correcting enzyme that enables the breakdown of Heparan sulfate developed for the treatment of MPS IIIA. MPS IIIA is an ultra-rare, fatal lysosomal storage disease that primarily affects the brain and is marked by rapid, progressive neurodegeneration beginning in early childhood. Children with MPS IIIA typically experience progressive global developmental delay, followed by the loss of cognitive, language, and motor function, ultimately leading to early death. MPS IIIA is estimated to affect approximately 3,000 to 5,000 patients in commercially accessible geographies, with a median life expectancy of 15 years.

Clinical Product Candidates

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

UX016 for the treatment of GNE myopathy, or GNEM

UX016 is a small-molecule prodrug composed of sialic acid (SA; also known as N‑acetylneuraminic acid NANA) and a C16 fatty acid tail designed to improve biodistribution to target tissues, like muscle, more effectively and efficiently than free SA. UX016 is being developed for the treatment of GNE myopathy, also known as hereditary inclusion body myopathy (HIBM) and Nonaka Myopathy, which is caused by the body's inability to produce adequate sialic acid leads to progressive muscle wasting and severe disability. There are an estimated 10,000 patients in the developed world affected by GNE myopathy. UX016 is fully funded through clinical proof-of-concept through a venture philanthropy agreement with a patient group.

Milestones and Upcoming Catalysts

GENGLYCOS for the treatment of GSDIa

In August 2026, we announced the FDA granted accelerated approval for GENGLYCOS, in adult and pediatric patients eight years and older with GSDIa. We also received a Rare Pediatric Disease Priority Review Voucher (PRV) upon this approval.

In October 2026, we entered into a definitive agreement to sell the PRV we received upon GENGLYCOS approval for a sales price of $210 million. The sale was completed on October 30, 2026.

FAYUVI for the treatment of MPS IIIA

In September 2026, we announced that the FDA granted standard full approval of FAYUVI for the treatment of pediatric patients with mucopolysaccharidosis type IIIA (MPS IIIA, Sanfilippo syndrome Type A). We also received a PRV upon this approval.

In October 2026, we entered into a definitive agreement to sell the PRV we received upon FAYUVI approval for a sales price of $203 million.

UX143 for the treatment of OI

In December 2025, we announced that the Phase 3 Orbit and Cosmic studies did not achieve their primary endpoint of reduction in annualized clinical fracture rate compared to placebo (Orbit) or bisphosphonates (Cosmic).

In October 2026, data with pre- and post-hoc analyses from Orbit and Cosmic were presented at the American Society for Bone and Mineral Research 2026 Annual Meeting showing a meaningful benefit on bone mineral density, fractures and other endpoints in the two Phase 3 studies. The Company will continue to engage regulatory agencies to determine the necessary data to support a regulatory filing and if there is a potential path forward for UX143.

DTX301 for the treatment of OTC deficiency

The Phase 3 Enh3ance placebo-controlled study showed substantial improvement in ammonia control and reduction need for scavenger medicines along with profound improvement in global impression scale. The study continues with patients in both treatment and placebo-crossover groups progressing through 64 weeks of follow-up to evaluate the second primary endpoint of the reduction in the use of ammonia scavengers and dietary management. Data are expected in the first half of 2027.

UX016 for the treatment of GNEM

In November 2026, we announced that the Phase 1/2 study has begun and is evaluating safety and dose of UX016 and its impact on muscle strength in adults with GNEM. The UX016 program is fully funded through clinical proof-of-concept by an external venture philanthropy agreement with a patient group, which supports all costs for the Phase 1/2 study, which will begin dosing soon.

UX701 for the treatment of Wilson disease

In November 2026, we announced that additional data in the dose-finding, stage of the Cyprus2+ study of UX701 for the treatment of Wilson disease, including data from the fourth dosing cohort, demonstrated clinical activity in some patients, but did not meet our criteria we had set to advance the program to the pivotal, Phase 3, stage of development. UX701 demonstrated a favorable safety profile across all cohorts dosed.

We will terminate further development of this program and are working with clinical sites and patient advocacy groups to support the patient community through this transition.

GTX-102 for the treatment of Angelman syndrome

In September 2026, we announced results from the Phase 3 Aspire study for apazunersen in Angelman syndrome. The study did not achieve the primary endpoint of change from Baseline in Bayley-4 cognitive raw score nor the key secondary endpoint of net response in Multidomain Responder Index (MDRI). The safety profile observed in the Aspire study was consistent with Phase 1/2.

In Aspire, the randomized groups were comparable at baseline and consistent with the patients studied in Phase 2. There were no differences between the treated and control groups that could support efficacy in the Bayley Cognition raw scores nor in the MDRI when looking at net response or mean changes of the individual five endpoints included in the MDRI.

We are winding down this program and are working with clinical sites and patient advocacy groups to support the patient community through this transition.

Financial Operations Overview

We are a biopharmaceutical company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, and developing our products and product candidates, including conducting clinical studies and providing selling, general and administrative support for these operations. To date, we have funded our operations primarily from the sale of our equity securities, revenues from our commercial products, the sale of certain future royalties, strategic collaboration arrangements, and the sale of PRVs.

We have incurred net losses in each year since inception. Our net losses were $118 million and $395 million for the three and nine months ended September 30, 2026, respectively and $180 million and $446 million for the three and nine months ended September 30, 2025, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

Our total revenues were $173 million and $523 million for the three and nine months ended September 30, 2026, respectively, and $160 million and $466 million for the three and nine months ended September 30, 2025, respectively. The increase in revenue was largely driven by an increase in demand for our approved products, as well as timing of shipments.

In February 2026, we implemented a strategic restructuring plan designed to reduce operating expenses and focus resources on our highest value drivers, including a reduction in workforce of approximately 10% and the curtailment of certain operating activities, including UX143 manufacturing activities. During the three and nine months ended September 30, 2026, we recognized total restructuring charges of nil and $28 million, respectively, in research and development expense and nil and $2 million, respectively, in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. All cash payments related to the restructuring were completed during the first half of 2026. See “Note 13. Strategic Restructuring Plan” to the financial statements for additional information.

As of September 30, 2026, we had $401 million in available cash, cash equivalents, and marketable securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than for the changes for inventory below, there have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report.

Inventory

We expense costs associated with the manufacture of our products prior to regulatory approval. Capitalization of such costs begins upon regulatory approval of the product for batches commenced after that date. Prior to FDA approval of GENGLYCOS in August 2026 and FAYUVI in September 2026, manufacturing and related costs for those products were expensed as research and development; accordingly, those costs were not capitalized and are not reflected in cost of sales after the respective approval dates. We expect inventory balances to increase as we produce products and capitalize the full costs of manufacturing, and we expect cost of sales to increase in relation to product revenues as we deplete the previously expensed inventory.

Inventory manufactured after regulatory approval is valued at the lower of cost and net realizable value, and cost is determined using the average cost method. Fixed production overhead is allocated to inventory based on the normal capacity of our manufacturing facilities. Overhead in excess of the amount allocated on that basis is recognized in cost of sales in the period incurred and is not capitalized.

We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to estimated net realizable value.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025:

Revenue (dollars in millions)

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Product sales:
CRYSVITA	$41	$47	$(6)	-13%
DOJOLVI	30	24	6	25%
EVKEEZA	24	17	7	41%
MEPSEVII	10	7	3	43%
Total product sales	105	95	10	11%
CRYSVITA royalty revenue	68	65	3	5%
Total revenues	$173	$160	$13	8%

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Product sales:
CRYSVITA	$141	$137	$4	3%
DOJOLVI	75	64	11	17%
EVKEEZA	63	42	21	50%
MEPSEVII	27	24	3	13%
Total product sales	306	267	39	15%
CRYSVITA royalty revenue	217	199	18	9%
Total revenues	$523	$466	$57	12%

Our product sales increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. The increase was largely due to increased product sales for EVKEEZA, primarily in Europe, Middle East and Africa territories due to timing of shipments as well as an increase in the number of patients, and the continued expansion of DOJOLVI in all territories. CRYSVITA product sales also contributed to the increase for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to improved patient access in Türkiye. For the three months ended September 30, 2026, CRYSVITA product sales decreased as compared to the same period in 2025 due to the timing of orders.

Our CRYSVITA royalty revenue increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. The increases were primarily due to an increase in the number of patients on therapy and timing of orders.

Cost of Sales (dollars in millions)

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Cost of sales	$32	$28	$4	14%

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Cost of sales	$96	$80	$16	20%

Cost of sales increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025 primarily due to increased EVKEEZA product sales in territories outside of the United States.

Manufacturing costs incurred prior to approval for GENGLYCOS and FAYUVI were recorded as research and development expense. We estimate the cost of the inventory manufactured prior to approval, and expensed as research and development as of September 30, 2026, at approximately $88 million for FAYUVI and $113 million for GENGLYCOS.

Fixed manufacturing overhead was not allocated to individual production runs before approval, because no inventory was capitalized in those periods. We have therefore estimated the cost of this inventory by applying manufacturing overhead from a representative period of normalized production to the batches comprising the inventory on hand at approval.

There were no sales of GENGLYCOS or FAYUVI during the three and nine months ended September 30, 2026, and as a result there was no impact on cost of sales from the inventory manufactured and expensed prior to approval.

GENGLYCOS and FAYUVI are each administered as a single infusion at a dose determined by the patient's body weight. The number of vials required to treat a patient, and accordingly the cost of goods attributable to that patient, varies materially with patient weight. As a result, cost of sales as a percentage of the related product revenue will vary from period to period with the weight profile of the patients treated in that period, and will continue to do so after the previously expensed inventory has been fully consumed.

As the number of patients who can be treated from this inventory depends on their weights, the period in which inventory manufactured prior to approval is fully consumed may differ significantly from our estimates. We currently estimate that the inventory manufactured prior to approval will be fully consumed around the end of 2027 for FAYUVI and around the end of 2028 for GENGLYCOS. The actual consumption period will also depend on demand, the number of patients treated, the weight of the patients, the use of this inventory to supply our patient access and compassionate use programs, which draw on the same supply as commercial demand, and expiration dating.

We expect our gross margin percentage to decrease as we sell products that reflect the full cost of manufacturing and as we deplete the inventory expensed prior to approval.

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

The following table provides a breakout of our research and development expenses by individual product candidate under each major clinical program type and other research and development categories:

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$3	$8	$(5)	-63%
DTX401	24	12	12	100%
UX701	3	8	(5)	-63%
UX111	22	43	(21)	-49%
CMC costs	—	2	(2)	*
Total gene therapy programs	52	73	(21)	-29%
Biologic and nucleic acid programs
GTX-102	25	20	5	25%
UX143	8	45	(37)	-82%
Total biologic and nucleic acid programs	33	65	(32)	-49%
Translational research	9	11	(2)	-18%
Upfront license, acquisition, and milestone fees	1	—	1	*
Approved products	7	9	(2)	-22%
Infrastructure	18	19	(1)	-5%
Stock-based compensation	19	21	(2)	-10%
Other research and development	15	18	(3)	-17%
Total research and development expenses	$154	$216	$(62)	-29%
* not meaningful

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Clinical programs:
Gene therapy programs
DTX301	$12	$22	$(10)	-45%
DTX401	79	44	35	80%
UX701	12	25	(13)	-52%
UX111	65	70	(5)	-7%
CMC costs	—	5	(5)	*
Total gene therapy programs	168	166	2	1%
Biologic and nucleic acid programs
GTX-102	67	52	15	29%
UX143	51	93	(42)	-45%
Total biologic and nucleic acid programs	118	145	(27)	-19%
Translational research	30	30	—	0%
Upfront license, acquisition, and milestone fees	1	—	1	*
Approved products	26	27	(1)	-4%
Infrastructure	60	61	(1)	-2%
Stock-based compensation	53	63	(10)	-16%
Other research and development	52	55	(3)	-5%
Total research and development expenses	$508	$547	$(39)	-7%

Total research and development expenses decreased for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The decreases in research and development expenses were primarily due to:

•
for gene therapy programs, a decrease for the three months and an increase for the nine months, respectively. The decrease for the three months was primarily due to timing of manufacturing costs for UX111. The increase for the nine months primarily reflects timing of manufacturing runs for DTX401, partially offset by decreases from the timing of manufacturing runs and development activities for UX701 and DTX301;
•
for biologic and nucleic acid programs, a decrease for the three and nine months, primarily related to the closeout of existing manufacturing commitments for UX143, partially offset by increases from the timing of clinical development and manufacturing activities for the GTX-102 program; and
•
for stock-based compensation, a decrease for the three and nine months, due to the timing of grants and lower expense from lower headcount associated with the restructuring plan.

We expect a decrease in research and development expenses in the near term. This expected decline is primarily driven by the completion of several Phase 3 clinical programs, including the approval of two gene therapy products which will result in manufacturing costs to be capitalized to inventory after the approval date rather than expensed to research and development, as well as the restructuring activities of our workforce and expenditures to better match our current pipeline requirements.

Selling, General and Administrative Expenses (dollars in millions)

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Selling, general and administrative	$97	$87	$10	11%

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Selling, general and administrative	$273	$261	$12	5%

Selling, general and administrative expenses increased for each of the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to launch preparation.

We expect annual selling, general and administrative expenses to remain relatively stable in the near term, as increased commercial investments to support the launch of two newly approved products are expected to be offset by general and administrative cost savings from our restructuring plans.

Interest Income (dollars in millions)

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Interest income	$3	$6	$(3)	-50%

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Interest income	$14	$19	$(5)	-26%

Interest income decreased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to lower marketable securities balances.

Non-cash Interest Expense on Liabilities for Sales of Future Royalties (dollars in millions)

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(20)	$(14)	$(6)	43%

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Non-cash interest expense on liabilities for sales of future royalties	$(63)	$(42)	$(21)	50%

The non-cash interest expense on liabilities for sales of future royalties increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to additional interest expense from the sale of future royalties to OMERS in November 2025. To the extent the royalty payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we prospectively adjust the effective interest rate.

Benefit From (Provision For) Income Taxes (dollars in millions)

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Benefit from (provision for) income taxes	$9	$(1)	$10	*

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
Benefit from (provision for) income taxes	$7	$(3)	$10	*

The increase in benefit from income taxes for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to the release of federal and state valuation allowances as a result of the reclassification of the GENGLYCOS in-process research and development intangibles from indefinite to finite-lived intangibles. There was no similar income tax benefit for the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

To date, we have funded our operations primarily from the sale of our equity securities, revenue from our commercial products, the sale of certain future royalties, strategic collaboration arrangements, and the sale of PRVs.

As of September 30, 2026, we had $401 million in available cash, cash equivalents, and marketable securities. We believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next 12 months. Our cash, cash equivalents, and marketable securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S. government securities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

Subsequent to September 30, 2026, we announced the sale of the PRVs received upon the approvals of GENGLYCOS and FAYUVI. The GENGLYCOS PRV sale closed on October 30, 2026. The sale of the FAYUVI PRV remains subject to satisfaction of customary closing conditions and is expected to occur prior to the end of 2026. We expect to receive combined net proceeds of $349 million from the sale of both PRVs.

In November 2025, we received net proceeds of $392 million from OMERS for the sale of a percentage of our future royalties on CRYSVITA in the U.S. and Canada.

In February 2024, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering proceeds up to $350 million, from time to time, in ATM offerings through Cowen. To date, we have sold 2.2 million shares under the ATM for net proceeds of $80 million. No shares were sold under the ATM during the three and nine months ended September 30, 2026.

The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(337)	$(366)
Cash provided by investing activities	53	308
Cash provided by financing activities	13	84
Effect of exchange rate changes on cash	(1)	5
Net (decrease) increase in cash, cash equivalents and restricted cash	$(272)	$31

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

Cash used in operating activities for the nine months ended September 30, 2026 was $337 million and primarily reflected a net loss of $395 million, partially offset by non-cash items of $92 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable securities, depreciation and amortization, non-cash royalty revenue, non-cash interest expense related to the sale of future royalties, and a decrease in deferred tax liabilities as a result of the release of federal and state valuation allowances as a result of the reclassification of the GENGLYCOS in-process research and development intangibles from indefinite to finite-lived intangibles. The change in operating assets and liabilities also reflected a net use of cash of $34 million, primarily due to a net increase of accounts receivable related to timing of orders and collections from our collaboration partners.

Cash used in operating activities for the nine months ended September 30, 2025 was $366 million and primarily reflected a net loss of $446 million, partially offset by non-cash items of $103 million, net, which consisted primarily of stock-based compensation, amortization of discounts on marketable securities, depreciation and amortization, non-cash royalty revenue, and non-cash interest expense related to the sale of future royalties. The change in operating assets and liabilities also reflected a net use of cash of $23 million, primarily due to a net decrease in accounts payable, accrued, and other liabilities, primarily due to a decrease in accrued collaboration for payments of milestones to collaboration partners.

Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2026 was $53 million and was primarily related to $64 million from net activities in marketable securities, partially offset by the payment to a collaboration partner for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash provided by investing activities for the nine months ended September 30, 2025 was $308 million and was primarily related to $330 million from net activities in marketable securities, partially offset by the payment to a collaboration partner of $15 million for the achievement of a milestone under the collaboration agreement recorded as an intangible asset.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $13 million and was primarily related to net proceeds from the issuance by Amlogenyx of SAFEs along with issuance of common stock under our equity plans.

Cash provided by financing activities for the nine months ended September 30, 2025 was $84 million and was primarily related to net proceeds from our ATM offering.

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

Future minimum lease payments under non-cancellable leases as of September 30, 2026, were approximately $32 million, of which $12 million is due within one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of September 30, 2026, we had cash, cash equivalents, and marketable securities totaling $401 million, compared to $737 million as of December 31, 2025, which included bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable securities as of September 30, 2026 or December 31, 2025. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2026, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, due to the uncertain timing of expected payments in foreign currencies. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macro-economic environment (including financial conditions affecting the banking system and financial institutions), inflation, or global political instability may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. We enter into foreign exchange forward contracts to manage this currency risk. These contracts are not designated as hedging instruments for accounting purposes; accordingly, gains and losses on these derivative instruments are designed to partially offset gains and losses on the underlying foreign currency-denominated balance sheet exposures. As of September 30, 2026, we had outstanding foreign exchange forward contracts with aggregate notional amounts totaling $27 million. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and payments related to license agreements to the extent not offset by these contracts. For the three and nine months ended September 30, 2026, a majority of our revenue, expenses, and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. In connection with that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms as of September 30, 2026. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended September 30, 2026, that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

In August 2026, we entered into a settlement agreement with Esjay, and in October 2026, we entered into a settlement agreement with Navinta. Under these settlement agreements, each of Esjay and Navinta may market its generic version of DOJOLVI in the U.S. beginning January 1, 2033, or July 1, 2033 if pediatric exclusivity is granted for DOJOLVI, subject to certain conditions and exceptions customary for such agreements, which could result in an earlier entry date.

Our litigation against the remaining defendants – Aurobindo, Somerset, and Sun Pharma – is ongoing.

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

Risk Factor Summary

•
We have a history of operating losses and may not achieve profitability on our expected timeline or at all.
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
•
We face manufacturing and supply risks for our approved products and our product candidates, particularly as we scale commercial production of our recently approved gene therapy products.
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
•
Our ability to successfully commercialize our recently approved gene therapy products.
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
•
We may experience unexpected costs or not achieve anticipated savings from our strategic restructuring plans.
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

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses and may not achieve profitability on our expected timeline or at all.

Since inception, we have been engaged in substantial research and development and capital investments, and we have operated at an operating loss each year. While we currently expect to achieve profitability in 2027, our expectations are based on a variety of assumptions including the success of our gene therapy launches, continued revenue growth from our commercial products and our ability to achieve our planned expense reductions. Any of these assumptions may prove incorrect, and actual results, including whether we achieve profitability on our expected timeline or at all, may materially differ from our expectations. If we do not achieve profitability when expected, the market price of our common stock could decline, and we may need to raise additional capital, which may not be available on acceptable terms or at all. Our operating results, including our ability to achieve profitability, will depend, in part, on non-recurring events, our ability to obtain regulatory and marketing approval of our product candidates within our anticipated timeframes, the success of our commercialization efforts, our ability to realize planned cost savings, and the rate of our future expenditures. Although we are implementing expense reductions, we anticipate that our expenses could increase if and as we, among other things:

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

Our future financial performance depends increasingly on the commercial performance of our approved products, including our recently approved gene therapy products, and on the successful commercialization of our product candidates.

Following the approvals of GENGLYCOS and FAYUVI and the failure of the GTX-102 Aspire Phase 3 study, which reduced the number of late-stage programs that may generate near-term value, we expect investors to evaluate us increasingly on the commercial performance of our approved products, with less weight on clinical and regulatory milestones. Our commercial performance depends on several products that face different risks. A substantial portion of our total revenue consists of royalty revenue from KKC's sales of CRYSVITA, which depends on KKC's commercialization efforts, which we do not control. See risk factor “We are dependent on KKC for the d commercialization of CRYSVITA in our markets, including the U.S. and Canada, and for our supply of CRYSVITA in our markets.” GENGLYCOS and FAYUVI are one-time therapies at an early stage of launch, and revenue from these products may be uneven and difficult to predict. Our product revenue may also fluctuate from period to period due to buying patterns of distributors and specialty pharmacies, reimbursement delays and pricing pressure, particularly outside the U.S. If revenue from any of these products, or our total revenue, falls short of any guidance we provide or of investor expectations, or if we do not achieve profitability on our expected timeline, the market price of our common stock could decline significantly, even if our pipeline programs advance.

We further expect a substantial portion of our product revenue in 2027 to come from named patient sales of GENGLYCOS and FAYUVI in countries where they are not yet approved or reimbursed. These sales depend on individual physician requests and, in many cases, on regulatory or payer approval of each request. Named patient programs vary by country and may change. Authorities may restrict or end them at any time, including after local approval or an unfavorable pricing decision. Prices may be provisional and subject to later rebates or clawbacks. Because each sale of a one-time therapy is significant, a few delayed or denied requests could materially affect our revenue in a period. If named patient sales fall short of expectations, we may not meet our guidance or achieve profitability on our expected timeline.

Further, our ability to generate significant revenue from product sales depends on our ability, alone or with strategic collaboration partners, to successfully commercialize our products and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, our product candidates. Our ability to generate substantial future revenue from product sales, including named patient sales, depends heavily on our success in many areas, including, but not limited to:

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

As of September 30, 2026, our available cash, cash equivalents, and marketable securities were $401 million. We may need additional capital to continue to commercialize our products, and to develop, obtain regulatory approval for, and to commercialize, all of our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Funding Requirements” of this Quarterly Report for additional information on the factors affecting our funding requirements.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, complex, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We have also had difficulties in recruiting clinical site investigators and clinical staff for our studies, and may continue to experience such difficulties. In addition, clinical studies can fail at any stage of development and promising results observed in earlier-stage trials have not always translated into success in our later stage studies. For example, in December 2025, we announced that our UX143 Phase 3 Orbit and Cosmic studies did not achieve their primary endpoints despite promising Phase 2 results, and as a result, we implemented significant expense reductions. Similarly, in September 2026, we announced that our Phase 3 Aspire study of GTX-102 in Angelman syndrome did not achieve its primary endpoint or key secondary endpoints, and as a result, we initiated additional significant expense reductions in November 2026. A late-stage failure such as the results from our UX143 and GTX-102 Phase 3 studies delays or reduces our expected future revenue opportunities, requires us to reassess our pipeline priorities, and results in decisions to discontinue or deprioritize one or more candidates.

We also have reported and expect to continue to report preliminary or interim data from our clinical trials. Preliminary or interim data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Such data may show initial evidence of clinical benefit, but as patients continue to be assessed and more patient data become available, there is a risk that any therapeutic effects are no longer durable in patients and/or decrease over time or cease entirely. As a result, preliminary or interim data should be considered carefully and with caution until the final data are available. Results from investigator-sponsored studies or compassionate-use studies may not be confirmed in company-sponsored studies or may negatively impact the prospects for our programs. Additionally, given the nature of the rare diseases we are seeking to treat, we often devise newly-defined endpoints to be tested in our studies, which can lead to subjectivity in interpreting study results and could result in regulatory agencies not agreeing with the validity of our endpoints, or our interpretation of the clinical data, and therefore delaying or denying approval. Given the illness of the patients in our studies and the nature of their rare diseases, we have also been required to, or have chosen to, conduct certain studies on an open-label basis. We have in the past, and may in the future, elect to review interim clinical data at multiple time points during the studies, which could introduce bias into the study results, require alpha spending adjustments that reduce overall statistical power, and potentially result in denial of approval.

In the biopharmaceutical industry, there is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical studies. For instance, although data from the fourth dosing cohort in our dose-finding stage of our study of UX701 for Wilson disease demonstrated clinical activity in some patients, the data did not meet our criteria to advance the program to the pivotal, Phase 3, stage of development and we announced in November 2026 that we would be terminating development of the program. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies.

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

Each of the conditions for which we plan to evaluate our current product candidates is a rare genetic disease. Accordingly, there are limited patient pools from which to draw for clinical studies. For example, we estimate that approximately 10,000 patients in the developed world suffer from OTC deficiency, which is the most common urea cycle disorder, for which DTX301 is being studied; we estimate that approximately 80% of those approximately 10,000 patients are classified as late-onset, our target population for the product.

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

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our products. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We have obtained regulatory approval for five products that we have developed, and it is possible that none of our remaining existing product candidates or any future product candidates will ever obtain regulatory approval. Further, as the clinical trial requirements and criteria of regulatory authorities vary substantially according to the type, complexity, novelty and intended use and market of the product candidates, the regulatory approval process for novel product candidates, such as our other gene therapy product candidates, can be more expensive and take longer than for other product candidates, leading to fewer product approvals. To date, relatively few gene therapy products have received regulatory approval in the U.S. or Europe. The regulatory framework and oversight over development of gene therapy products has evolved and may continue to evolve in the future. For more information, see “Item 1. Business – Government Regulation” of our Annual Report.

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

Serious adverse events associated with approved gene therapies may damage public perception, increase government regulation, restrict commercialization, and adversely affect our business.

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, certain gene therapy trials using AAV8 vectors (although at significantly higher doses than those used in our gene therapy products and product candidates) and other vectors led to several well-publicized adverse events, including cases of leukemia and death. The risk of cancer or death remains a concern for gene therapy and there can be no assurance that it will not occur in patients treated with our approved products or in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Serious adverse events following commercial use of our approved gene therapies, in our clinical trials, or in other clinical trials involving gene therapy products, particularly AAV gene therapy products such as candidates based on the same capsid serotypes as our products and product candidates, or occurring during use of our competitors’ products, even if not ultimately attributable to the relevant products, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our gene therapy product candidates, stricter labeling requirements for our approved products or those gene therapy product candidates that are approved and a decrease in demand for any such gene therapy products.

Our approved gene therapies and gene therapy product candidates are complex, expensive and difficult to manufacture and demand for our approved gene therapies could exceed our supply.

The manufacturing processes used to produce our approved gene therapies and gene therapy product candidates are novel and complex. GENGLYCOS is manufactured at our Bedford, Massachusetts gene therapy manufacturing facility, and FAYUVI is manufactured at our Bedford facility and at a third-party facility. Commercial-scale production and continued process validation may present challenges as we increase output. Several factors could cause production interruptions, including equipment malfunctions, malfunctions of internal information technology systems, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, geopolitical instability, disruption in utility services, human error or disruptions in the operations of our suppliers. There are only a small number of CMOs with the experience necessary to manufacture our gene therapies and gene therapy product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited.

Our ability to supply our approved gene therapy products for launch and thereafter depends on successful commercial production, release testing, quality oversight and coordination across the applicable sites. Gene therapy production can involve long lead times, specialized materials and assays, low yields, batch failures and limited ability to replace a failed lot quickly. A deviation at manufacturing sites for FAYUVI or GENGLYCOS could delay product release, deplete available inventory or interrupt supply. Changes to a manufacturing site, process, material or analytical method may require comparability work and regulatory submissions or approvals before affected product can be distributed. Such events could delay treatment, cause inventory losses, increase costs, reduce our ability to meet demand after launch, or adversely impact future demand.

In addition, demand for GENGLYCOS and FAYUVI could exceed our available supply. Our manufacturing capacity is limited, and long lead times may prevent us from increasing output quickly if demand exceeds our forecasts. If demand exceeds supply, we may need to delay treatment for some patients or limit supply to certain markets or programs. A shortage could harm patients, our reputation and our relationships with physicians and payers. It could also reduce our revenue and lead patients to seek other treatments.

GENGLYCOS and FAYUVI are each administered as a single infusion at a dose determined by the patient’s body weight. Weight-based dosing makes supply planning harder. Each patient receives a dose based on body weight, so the number of vials needed per patient varies materially. As a result, the number of patients we can treat from a given amount of inventory depends on the weights of the patients treated. If patients weigh more than we expect, our inventory, including inventory manufactured before approval, could run out sooner than we forecast. That could cause supply shortages and raise our cost of sales sooner than expected. If patients weigh less than we expect, inventory could expire before use and require write-offs.

Our gene therapy product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as gene therapy product candidates generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate is consistent from lot to lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly, and the product candidate is made strictly and consistently in compliance with the process. However, problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, noncompliance with regulatory requirements, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs, and if we make changes to manufacturing sites, materials, methods, testing, or other aspects of our process, we may be required to demonstrate comparability or conduct additional studies or analyses to bridge product manufactured before and after such changes, which could delay development timelines and increase costs.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Good Manufacturing Practices, or GMP, regulations. As such, we and our contract manufacturers are subject to inspection and continual review to assess compliance with GMP and adherence to commitments made in any NDA, BLA, MAA, or other comparable application for approval in another jurisdiction. With respect to our third-party contract manufacturers, although we are not involved in their day-to-day operations, we are ultimately responsible for ensuring that our products are manufactured in accordance with GMP regulations. Regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Due to the complexity of the processes used to manufacture our products and product candidates, we or any of our collaborators or contract manufacturers have experienced, and may continue to experience, challenges complying with GMP regulations in a cost-effective manner and successfully passing federal, national or international regulatory inspections. Such inspections may result in observations (including Form 483 observations), Warning Letters, untitled letters, import alerts, product detentions, restrictions on operations, or other enforcement actions, and remediation may require significant management attention and resources and may take extended periods of time to complete, including through reinspection or verification by regulatory authorities. For instance, in July 2025, we received a CRL from the FDA for our BLA for UX111, which cited information and improvements related to the observations from the FDA’s inspections at our gene therapy manufacturing facility and that of our third-party manufacturer. The FDA subsequently approved FAYUVI, but approval does not eliminate the risk of future inspection findings, quality deviations, or supply interruptions at either site. If we, our collaborators, such as KKC or Regeneron, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, warning or untitled letters, fines, unanticipated compliance expenses, the temporary or permanent suspension of a clinical study or commercial sales, recalls or seizures of product or the temporary or permanent closure of a facility, denial of or delays to product approval, withdrawal of product approval, enforcement actions and criminal or civil prosecution. If our supply, or supply from one of our approved manufacturers is interrupted due to failure to maintain regulatory compliance, an alternative manufacturer would need to be qualified through an NDA or BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in delays in product supply. The regulatory agencies may also require additional studies if a new manufacturer, material, testing method or standard is relied upon for commercial production. Switching manufacturers, materials, test methods or standards may involve substantial costs and may result in a delay in our desired clinical and commercial timelines. Accordingly, we and others with whom we work are required to continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical studies, and surveillance to monitor the safety and efficacy of the product candidate. For example, GENGLYCOS received accelerated approval based on a reduction in daily cornstarch intake, and its continued approval may be contingent on verification of clinical benefit. We are required to collect post-marketing safety and efficacy data through a disease monitoring program, including data from treated patients and controls, with long-term follow-up. If the required evidence does not verify clinical benefit, or if we do not complete applicable post-marketing requirements on time, the FDA could withdraw approval or take other regulatory action. We are also required to report certain adverse events and manufacturing problems, if any, to the FDA and comparable foreign regulatory authorities. The holder of an approved NDA, BLA, MAA, or other comparable application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process.

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

Pursuant to the terms of our collaboration and license agreement with KKC, or the collaboration agreement, commercialization responsibilities for CRYSVITA in the U.S. and Canada transitioned from us to KKC in April 2023. KKC also has the sole right to commercialize CRYSVITA in Europe and, at certain specified times, in Türkiye, subject to certain rights retained. A substantial portion of our total revenue has been based on revenue from CRYSVITA, including royalty revenue we receive from KKC for sales of the product in the U.S. and Canada. For the three and nine months ended September 30, 2026, 39% and 41%, respectively, of our total revenue consisted of royalty revenue from KKC in the U.S., Canada and the European territory. The commercial success of CRYSVITA in territories in which KKC owns commercialization responsibilities, such as in the U.S. and Canada depends on, among other things, the efforts and allocation of resources of KKC in those territories, which we do not control. KKC has no obligation under the collaboration agreement to use diligent efforts to commercialize CRYSVITA in those territories. Our partnership with KKC may not be successful, and we may not realize the expected benefits from such partnership, due to a number of important factors, including but not limited to the following:

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

As we increase the number and range of our commercialized products, particularly as we begin commercializing our first approved gene therapy products, we will need to expand our commercial and support teams to include additional expertise in those products. We may also experience additional complexities in our sales process and strategy and may encounter difficulties in allocating sufficient resources to sales and marketing of certain products. Further, as we launch additional products or as demand for our products change, our initial estimate of the size of the required field force may be materially more or less than the size of the field force actually required to effectively commercialize our approved gene therapies and product candidates. As such, we may be required to hire larger teams to adequately support the commercialization of our products and product candidates or we may incur excess costs in an effort to optimize the hiring of commercial personnel. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product sales to sustain our business. We face competition from companies that currently have extensive and well-funded marketing and sales operations. Without a large internal team or the support of a third party to perform key commercial functions, we may be unable to compete successfully against these more established companies.

Our ability to successfully launch GENGLYCOS and FAYUVI depends on identifying eligible patients and supporting specialized treatment centers.

GENGLYCOS and FAYUVI have received FDA approval, but we have limited experience as a company launching and commercializing gene therapies. As we expand our commercial and support teams to include additional expertise in these products, we may face complexities in our sales process and strategy and encounter difficulties allocating sufficient resources to their commercialization. We may be unable to make commercial product available, identify and support a sufficient number of qualified treatment centers, or coordinate the testing, referral, scheduling, infusion, and follow-up necessary to treat eligible patients on our anticipated timelines. Patients with GSDIa who are younger than eight years old or have certain clinical characteristics, including pre-existing antibodies to the AAV vector, may be ineligible for GENGLYCOS. FAYUVI's approved indication is limited to pediatric patients with preserved neurodevelopmental function, and patients may not be identified before their disease progresses beyond the approved population. Treatment may also require specialized personnel, monitoring, and management of immune responses and other adverse reactions. Delays or limits in patient identification, treatment-center readiness, payor authorization, supply or post-treatment care could reduce the number of patients treated, defer revenue, increase costs and prevent us from realizing our expected commercial opportunity. As one-time therapies, the timing and number of eligible patients treated may cause our revenue to fluctuate, and the population of previously untreated eligible patients may decline over time.

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

Our target patient populations are small, and accordingly the pricing, coverage, and reimbursement of our products must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. The cost is substantial for a single administration of our newly approved gene therapies, GENGLYCOS and FAYUVI. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours. Sales of our products depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. For one-time gene therapies, payer authorization, treatment-center contracting, patient eligibility determinations, and payment timing may delay treatment or limit uptake even after regulatory approval. Payors may also require outcomes-based agreements, installment payments or other arrangements that have the potential to significantly reduce or create variability in the revenue we recognize. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize our products. For example, deteriorating economic conditions and political instability in certain Latin American countries and in Türkiye continue to cause us to experience significant delays in receiving approval for reimbursement for our products and consequently impact our product commercialization timelines in such regions. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise. In addition, we do not know the reimbursement rates until we are ready to market the product and we actually negotiate the rates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the Centers for Medicare & Medicaid Services, or CMS, an agency within the HHS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or private payors will decide with respect to reimbursement for products such as ours, especially our newly approved gene therapies and other gene therapy product candidates, as there is a limited body of established practices and precedents for gene therapy products. Furthermore, the OBBBA effected changes to Medicaid eligibility, cost sharing and financing that could result in relatively lower reimbursement due to decreased beneficiary enrollment and budgetary pressures.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, including the impact from the Inflation Reduction Act of 2022 (including, among other things, the potential for Medicare price negotiation and related changes that could affect net pricing and reimbursement dynamics for certain products over time), and statements and actions by elected officials. In addition, in May 2025, the Trump Administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the HHS and other agencies to communicate most-favored-nation price, or MFN, targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. CMS also announced plans to extend MFN pricing to state Medicaid programs in exchange for those programs adopting uniform coverage criteria. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Recent developments, including CMS rulemaking to codify the Medicare Drug Price Negotiation Program beginning with continued implementation of negotiated prices and inflation rebate requirements, the inclusion of Part B drugs in future negotiation cycles, and proposed or potential most-favored-nation or international reference pricing models for Medicare or Medicaid, may increase pricing pressure even for products that are not currently selected for negotiation. Although orphan drug exclusions and other statutory or policy protections may reduce the near-term applicability of certain drug pricing measures to some of our products, those exclusions are subject to interpretation, may not apply to products with additional indications or changed approval status, and may not prevent future federal or state pricing, reimbursement, rebate or access restrictions from affecting our revenues. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Outside the U.S., there have been changes to patent laws in certain jurisdictions that could impair our ability to obtain, maintain, or enforce our patents in those territories. For instance, Europe’s new Unitary Patent system and Unified Patent Court, or the UPC, may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, as part of the European Patent Package, or the EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents validated in participating member states, including those issued prior to the UPC’s entry into force, by default fall under the jurisdiction of the UPC, unless opted out. The UPC provides our competitors with a new forum in which to seek central revocation of our European patents and allows for the possibility of a competitor to obtain pan-European injunctions. The UPC is still relatively new, and it may be several years before we understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing some of the benefits of the new unified court.

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

The physical security of our premises and physical and electronic security of our information technology systems may not preserve the integrity and confidentiality of our data and trade secrets. Our agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

We are aware of certain U.S. and foreign patents owned by third parties that a court might construe to be valid and relevant to certain methods that may be used in the manufacture of one or more of our gene therapy products. There is a risk that one or more third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtain a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars with respect to our biological products (CRYSVITA, MEPSEVII, EVKEEZA, GENGLYCOS, and FAYUVI) and our biological product candidates. In the U.S., the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, was included in the Affordable Care Act and created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. The BPCI Act prohibits the FDA from approving a biosimilar or interchangeable product that references a brand biological product until 12 years after the licensure of the reference product, but permits submission of an application for a biosimilar or interchangeable product to the FDA four years after the reference product was first licensed. The BPCI Act does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. The law is complex and continues to evolve through ongoing FDA implementation and judicial interpretation. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. Modification of the BPCI Act, or changes to the interpretation or implementation of the BPCI Act, could have a material adverse effect on the future commercial prospects for our biological products and product candidates.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. Under the current EU regulatory framework, a competitor may be able to reference data supporting approval of an innovative biological product after expiration of the applicable data protection period, but may not place the biosimilar on the market until expiration of the applicable data and marketing protection periods (which, under current rules, generally occurs 10 years from initial approval, subject to a potential extension in certain circumstances, including for approval of a significant new therapeutic indication). The EU is in the process of finalizing and implementing reforms to its pharmaceutical legislation that could modify these protection periods which, if adopted, could allow for earlier biosimilar entry than under the current framework in certain circumstances. In addition, companies may be developing biosimilars in other countries that could compete with our products.

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

During the year ended December 31, 2024, Navinta, Aurobindo, and Esjay filed ANDAs seeking FDA approval to market generic versions of DOJOLVI. We filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo and Esjay in the U.S. District Court for the District of New Jersey in response to the notices. We filed similar patent infringement suits in the same court in April 2026 and July 2026 against Somerset Therapeutics LLC (Somerset) and Sun Pharmaceutical Industries Ltd. (Sun Pharma), respectively. In August 2026, we entered into a settlement agreement with Esjay, and in October 2026, we entered into a settlement agreement with Navinta. Under each settlement agreement, the applicable ANDA filer may market its generic version of DOJOLVI in the U.S. beginning January 1, 2033, or July 1, 2033 if pediatric exclusivity is granted for DOJOLVI, subject to certain conditions and exceptions customary for agreements of this type, which could result in an earlier entry date. Our litigation against the remaining ANDA filers is ongoing. See “Item 1. Legal Proceedings” above for a description of these actions. We cannot predict the outcome of our remaining suits, whether or on what terms we will reach settlements with any of the remaining ANDA filers, or whether there will be additional ANDA filings for DOJOLVI.

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

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could more immediately face generic competition and its sales would likely decline materially. For instance, if the remaining ANDA filers or additional competitors are able to enter the market with generic versions of DOJOLVI, or if Esjay’s or Navinta’s permitted entry date is accelerated under the terms of our respective settlement agreements, our sales of DOJOLVI could materially decline, which could have an adverse impact on our financial results.

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

Competitors may infringe our patents or the patents of our licensors. If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering our products or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. For example, in September 2024, we filed a patent infringement suit under the Hatch-Waxman Act against Navinta, Aurobindo, and Esjay. We filed similar patent infringement suits in April 2026 and July 2026 against Somerset and Sun Pharma, respectively. In August 2026, we settled our litigation with Esjay, and in October 2026, we settled our litigation with Navinta; our litigation against the remaining defendants is ongoing. See “Item 1. Legal Proceedings” above for more information regarding these matters. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Derivation proceedings under the Leahy-Smith Act, or interference proceedings with respect to certain older patents and applications, whether provoked by third parties, brought by us, or declared or instituted by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition, the validity of our patents could be challenged in the USPTO by post grant proceedings (i.e., inter partes review or post grant review) available under the Leahy-Smith Act. Our defense of litigation, derivation or interference proceedings, or post grant proceedings under the Leahy-Smith Act may fail and, even if successful, may result in substantial costs and distract our management and other employees.

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

Prior to construction of our Bedford, Massachusetts gene therapy manufacturing facility in 2023, we did not previously have experience as a company in operating our own manufacturing facility and at this point, we cannot assure that the facility will be fully utilized at all times. While our employees may be experienced in running a manufacturing facility, our limited experience as a company may contribute to unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, and qualified personnel. We have incurred and will continue to incur significant expenses and costs to operate the facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. To maintain commercial manufacturing at the facility, we must continue to ensure that our processes, quality systems, methods, equipment, policies and procedures comply with cGMP and the conditions of the applicable approvals. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Our efforts to comply with cGMP require that we spend time, money and effort on production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell our approved gene therapies or any products that we may develop, could be required to undertake costly investigations and remediation, and could experience delays in our development programs or any commercialization activities.

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

Even though we have orphan drug designation for UX143 and DTX301 in the U.S. and Europe., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or the same drug can be approved for a different indication unless there are other exclusivities such as new chemical entity exclusivity preventing such approval. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Additionally, there may be future healthcare reform measures that reduce the exclusivity protections provided to already approved biological products.

Our operating results would be adversely impacted if our intangible assets become impaired.

We have recorded on our Condensed Consolidated Balance Sheets an intangible asset for in-process research and development, or IPR&D, related to DTX301 as a result of the accounting for our acquisition of Dimension Therapeutics. We also recorded intangible assets related to our licenses for DOJOLVI and EVKEEZA. We test the intangible assets for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a noncash impairment loss on our Consolidated Statement of Operations. We have not recorded any impairments related to our intangible assets through September 30, 2026.

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

Our business strategy includes international expansion. We currently conduct clinical studies and regulatory activities and we also commercialize products outside of the U.S. An increasing portion of our revenues are based on our international operations, which exposes us to increased financial risks such as longer payment cycles, additional or more burdensome regulatory requirements of financial institutions outside of the U.S. and exposure to foreign currency exchange rates. We have entered into, and may in the future enter into, foreign exchange forward contracts intended to reduce our exposure to changes in certain foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. Further, we sell products in countries that face economic volatility and weakness. Although we have historically collected receivables from customers in those countries, continued weakness or additional deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenues would be adversely affected. Changes in policy with respect to sanctions or tariffs, including tariffs imposed by the U.S. on imports from most countries, and related retaliatory tariffs on U.S. goods, could also increase our costs or adversely impact our revenues. For instance, the current Presidential Administration has imposed tariffs on pharmaceutical products from certain countries, such as those imposed in the U.S. and E.U. trade agreement announced in July 2025. In April 2026, the Administration issued a Proclamation imposing 100% tariffs on imports of certain branded or patented pharmaceutical products and pharmaceutical ingredients, and such tariffs began to take effect in July 2026. Certain tariff exemptions or zero-rate treatment may be available for products where all approved indications are designated as orphan, as well as for certain cell and gene therapies and other specialty pharmaceutical products, subject to applicable determinations, conditions and implementation guidance. As such, there remains substantial uncertainty as to the implementation and potential impacts of such tariffs. We continue to monitor the scope and implementation of the tariffs, including the availability and conditions of exemptions. The tariffs, and any changes to the tariff rates, exemptions, or enforcement mechanisms, could increase our cost of goods sold, disrupt our supply chain, delay product availability, or require us to modify our sourcing or manufacturing strategies, any of which could have a material adverse effect on our business, financial condition, and results of operations. It is currently unclear whether and to what extent all of these measures will be fully implemented as announced and what impact any such implementation could have on our business.

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

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our strategic restructuring plans.

In February 2026, we implemented a strategic restructuring plan, which included a 10% workforce reduction of approximately 130 employees across the Company. The workforce reduction was substantially completed during the first quarter of 2026 and all expected cash payments related to the restructuring were completed by June 30, 2026. In November 2026, we initiated a subsequent round of significant expense reductions, including an additional workforce reduction of approximately 20% of our workforce. As the November 2026 reductions will closely follow our prior workforce reduction and coincide with the commercial launches of our gene therapy launches, it may place additional strain on our remaining employees and operations. Our workforce reductions may cause disruptions to our business operations. For example, the workforce reductions have resulted in, and may further result, in the loss of a number of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect employee morale and our operations. Successive reductions may also lead to voluntary attrition beyond the positions eliminated, including among employees with specific expertise, and may make it more difficult to recruit replacements. In addition, we may not be able to achieve the anticipated benefits or effectively realize all the cost savings anticipated from the reductions in force on our expected timeline or at all, and we may incur unanticipated charges or make additional cash payments as a result of such initiatives that were not previously contemplated. Workforce reductions may also expose us to claims by affected employees, and compliance with applicable notice, severance and other requirements in the jurisdictions in which we operate could delay implementation or increase costs. Any of these outcomes could result in an adverse effect on our business or results of operations.

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

Pursuant to our 2023 Incentive Plan, as amended, or the 2023 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At September 30, 2026, there were 6.7 million shares available for future grants under the 2023 Plan.

Pursuant to our 2014 Employee Stock Purchase Plan, as amended, or the A&R ESPP, eligible employees can acquire shares of our common stock at a discount to the prevailing market price. At September 30, 2026, there were 6.1 million shares available for issuance under the A&R ESPP.

Our board of directors has adopted an Employment Inducement Plan, which was subsequently amended, or the Inducement Plan. At September 30, 2026, there were 0.6 million shares available for issuance under the Inducement Plan. If our board of directors elects to increase the number of shares available for future grant under the 2023 Plan, the A&R ESPP, or the Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Stockholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent, particularly at biotechnology companies following clinical setbacks or significant stock price declines. Stock price declines, such as the substantial decline in our stock price following the public announcement of the results of our Phase 3 Aspire study of GTX-102, may also increase our vulnerability to activist campaigns and unsolicited approaches, including proposals to acquire us at a price that our board of directors does not believe reflects our long-term value. Activist stockholders may seek to accumulate significant positions in our common stock and may advocate for actions with which our board of directors and management disagree, including changes to the composition of our board of directors or management, a sale of the company or of certain assets, products or programs, additional or accelerated cost reductions, changes to our capital allocation, or changes to our pipeline priorities or commercial strategy. If we become the subject of certain forms of stockholder activism, such as proxy contests or hostile bids, the attention of our management and our board of directors may be diverted from execution of our strategy. Such stockholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Responding to activist demands or unsolicited proposals could also cause us to take actions that are not in the long-term interests of our stockholders, or to pursue transactions on terms that are less favorable than we could otherwise obtain. Also, we may incur substantial costs related to activist stockholder matters, which could reduce the savings we expect to achieve from our expense reductions. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026 none of our directors and Section 16 officers adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

ULTRAGENYX PHARMACEUTICAL INC.

Date: November 3, 2026	By:	/s/ Emil D. Kakkis
Emil D. Kakkis, M.D., Ph.D.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer, Corporate Strategy (Principal Financial Officer)

Date: November 3, 2026	By:	/s/ Theodore A. Huizenga
Theodore A. Huizenga
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)